Form 10-Q
period 1999-09-30
US NEUROSURGICAL INC
filed 1999-11-12
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission file number
September 30, 1999                                    0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                      52-1842411
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (301) 208-8998

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES |_|                          NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at November 3, 1999
          -----                               -------------------------------
Common Stock, $.01 par value                         7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,    December 31,
                                                                   1999           1998
                                                                   ----           ----
ASSETS

Current assets:
   Cash and cash equivalents                                $   702,000    $    21,000
   Accounts receivable                                          425,000        238,000
   Other current assets                                          30,000         27,000
                                                            -----------    -----------
      Total current assets                                    1,157,000        366,000
                                                            -----------    -----------

Furniture and Equipment (net of accumulated
depreciation of $19,000 in 1999)                                 49,000             --
Gamma Knife (net of accumulated depreciation of
   $3,253,000 in 1999 and $2,560,000 in 1998)                 3,213,000      3,906,000
Leasehold improvements (net of accumulated
   amortization of $543,000 in 1999 and $395,000 in 1998)     1,299,000      1,447,000
                                                            -----------    -----------
      Total property and equipment                            4,561,000      5,353,000
                                                            -----------    -----------

Cash held in escrow                                              95,000         92,000
Deferred tax asset                                               80,000         80,000
Other assets                                                     15,000             --

      TOTAL                                                 $ 5,908,000    $ 5,811,000
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                    $   382,000    $    66,000
   Accrued litigation settlement                                100,000        200,000
   Obligations under capital lease
    and loans payable- current portion                        1,276,000      1,423,000
   Due to GHS, Inc.                                                  --      1,651,000
                                                            -----------    -----------
      Total current liabilities                               1,758,000      3,340,000

Accrued litigation settlement                                   350,000        450,000
Other long term debt                                            300,000             --
Deferred tax liability                                          340,000        270,000
Obligations under capital lease and loans payable
   Net of current portion                                     1,895,000      2,794,000
                                                            -----------    -----------

                                                              4,643,000      6,854,000
                                                            -----------    -----------

Stockholders' equity:
   Common stock                                                  73,000             --
   Additional paid-in capital                                 2,789,000        734,000
   Accumulated deficit                                       (1,597,000)    (1,777,000)
                                                            -----------    -----------
      Total stockholders' equity (deficiency)                 1,265,000     (1,043,000)
                                                            -----------    -----------

      TOTAL                                                 $ 5,908,000    $ 5,811,000
                                                            ===========    ===========


   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         1999           1998
                                                         ----           ----
Revenue:
      Patient Revenue                                $   808,000   $   472,000
                                                     -----------   -----------

Expenses:
      Patient Expenses                                   298,000       316,000
      Selling, General and Administrative                339,000       246,000
                                                     -----------   -----------
             Total                                       637,000       562,000
                                                     -----------   -----------

Operating Income (loss)                                  171,000       (90,000)

Interest expense                                         (95,000)     (135,000)

Interest income                                            6,000         1,000
                                                     -----------   -----------

Income (loss) before income taxes                         82,000      (224,000)
Income tax (benefit) provision                            29,000       (74,000)
                                                     -----------   -----------

Net Income (loss)                                    $    53,000   $  (150,000)
                                                     ===========   ===========

Proforma basic and diluted income (loss) per share   $       .01   $      (.02)
                                                     ===========   ===========

Proforma weighted average shares outstanding           7,182,256     6,979,160
                                                     -----------   -----------

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          1999           1998
                                                          ----           ----
Revenue:
      Patient Revenue                                $ 2,503,000    $ 1,736,000
                                                     -----------    -----------

Expenses:
      Patient Expenses                                   957,000        943,000
      Selling, General and Administrative                950,000        778,000
                                                     -----------    -----------
            Total                                      1,907,000      1,721,000
                                                     -----------    -----------

Operating Income (loss)                                  596,000         15,000

Interest expense                                        (318,000)      (430,000)

Interest income                                           12,000          3,000
                                                     -----------    -----------

Income (loss) before income taxes                        290,000       (412,000)
Income tax (benefit) provision                           110,000       (136,000)
                                                     -----------    -----------

Net Income (loss)                                    $   180,000    $  (276,000)
                                                     ===========    ===========

Proforma basic and diluted income (loss) per share   $       .02    $      (.04)
                                                     ===========    ===========

Proforma weighted average shares outstanding           7,182,256      6,979,160
                                                     -----------    -----------

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                         1999          1998
                                                                         ----          ----
Cash flows from operating activities:
      Income (loss) from continuing operations                      $   180,000    $  (276,000)
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization:                              845,000        841,000
            Changes in operating assets and liabilities:
            (Increase) in cash held in escrow                            (3,000)        (3,000)
            (Increase) decrease in receivables                         (187,000)        53,000
            (Increase) in other assets                                  (18,000)            --
            Increase in accounts payable and accrued expenses           316,000        155,000
            Deferred tax benefit                                         70,000             --
            Increase (decrease) in due to GHS, Inc                           --        159,000
                                                                    -----------    -----------
Net cash provided by operating activities                             1,203,000        929,000
                                                                    -----------    -----------

Cash flows from investing activities :
      Cost Incurred with Leasehold improvements                              --        (21,000)
                                                                    -----------    -----------
Net cash provided by (used in) investing activities                          --        (21,000)

Cash flows from financing activities:
      Cash received from GHS, Inc.                                      525,000             --
      Payment of capital lease obligations                           (1,047,000)      (968,000)
                                                                    -----------    -----------
Net cash (used in) financing activities                                (522,000)      (968,000)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    681,000        (60,000)

Cash and cash equivalents - beginning of period                          21,000         60,000
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $   702,000    $        --
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for
      Interest                                                          318,000        430,000
      Income Taxes                                                        7,000             --

Contribution of amount formerly due to GHS, Inc. to capital           2,078,000             --
Contribution of fixed assets of GHS, Inc.                                51,000             --

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Recent Events

      On September 16, 1999, GHS, Inc. ("GHS") distributed to holders of GHS common stock GHS's entire interest in its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. ("USN"), in a spinoff transaction. The disposition was effected by distributing one share of USN common stock for each share of common Stock owned by stockholders of GHS on September 8, 1999 (the "Spinoff"), resulting in the issuance of 7,316,685 aggregate shares of USN common stock. On September 9, 1999, GHS distributed to its stockholders an Information Statement dated September 8, 1999 regarding the Spinoff. Such Information Statement is included as an exhibit to USN's Form 10 Registration Statement filed with the Securities and Exchange Commission ("SEC") on August 25, 1999. The Spinoff is also described in GHS's Form 8-K filed with the SEC on September 30, 1999. USN is now a separate company no longer owned in any way by GHS. USN continues to own and operate two stereotactic radiosurgery centers using Gamma Knife technology. GHS has changed the focus of its business to an Internet initiative including a plan for an online learning network to focus on personal and professional improvement.

Note A - Basis of Preparation

      The accompanying financial statements at September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date appearing in the Company's Form 10 Registration Statement filed with the SEC on August 25, 1999.

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

      Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Note B - Proforma net loss per share

      Proforma net loss per share is computed assuming that the spinoff had taken place at the beginning of the respective periods.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Third Quarter 1999 Compared to Third Quarter 1998 and Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Results of Operations

      Patient revenue increased 71% to $808,000 in the quarter ended September 30, 1999 from $472,000 for the quarter ended September 30, 1998. The increase is due to an increase in patient treatments as well as increased reimbursements. Patient expenses decreased 6% to $298,000 from $316,000 a year earlier. The decrease was due to equipment upgrades in the previous year. Selling, general and administrative expense increased 38% to $339,000 from $246,000 for the quarter ended September 30 a year ago. The increase was due to an increase in professional fees related to the spin off. Interest expense decreased 30% to $95,000 from $135,000 in the same period a year earlier. The decrease was due to increased principal payments on USN's Gamma Knife capital leases. For the quarter ended September 30 1999, income from operations was $53,000 as compared to a loss of $150,000 for the same period a year earlier.

      For the nine months ended September 30, revenue increased 44% to $2,503,000 from $1,736,000 in the same period a year earlier. The increase is due to an increase in patient treatments as well as increased reimbursements. The increases have been mainly from the RMC site in Kansas City. The Company continues to train doctors from the NYU site, but the revenue generated by the facility has been below the Company's expectations. In addition, NYU has been behind on their payments for patient treatments. The Board of Directors is considering all options to rectify the situation. Patient expenses increased to $957,000 in 1999 from $943,000 in the same period in 1998. The increase was due to increased salaries. Selling, general and administrative expenses increased 22% to $950,000 as compared to $778,000 in the same period a year earlier. The increase was due to increased salaries and office costs in 1999 and professional fees related to the spin off. Interest expense decreased 26% to $318,000 from $430,000 in the same period a year ago due to paydown of principal on the Gamma Knife capital leases. Income from operations was $180,000 for the nine months ended September 30, as compared to a loss of $276,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

      At September 30, 1999 the Company had a working capital deficit of $601,000 as compared to a deficit of $2,974,000 at December 31, 1998. The decrease is primarily due to the contribution to USN capital by GHS of GHS's receivable from the Company. Cash and cash equivalents at September 30, 1999 were $702,000 as compared with $21,000 at December 31, 1998. The increase is a result of the cash contribution from GHS resulting from the USN spinoff on September 16, 1999.

      Net cash provided by operating activities was $1,203,000 for the nine months ended September 30, 1999 as compared with $929,000 for the same period, a year earlier. Depreciation and amortization was $845,000 for the nine month period ended September 30, 1999 and was 841,000 in the 1998 period. There was an increase in receivables of $187,000 during the nine months ended September 30, 1999.

      Payables and accrued expenses increased $316,000 for the nine months ended September 30, 1999 as compared to an increase of $155,000 for the same period in 1998.

      Net cash used in financing activities was $522,000 for the nine months ended September 30, 1999 as compared to $968,000 for the same period a year ago. The Company paid $1,047,000 for the nine months ended September 30, 1999 towards its capital lease obligations as compared to $968,000 in the same period in 1998. USN received a $525,000 contribution from GHS in 1999.

Year 2000 Disclosure

      USN is preparing for the impact of the arrival of the Year 2000 on its business, as well on the businesses of its customers, supplier and business partners. The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that certain computer hardware and many software programs historically recorded a date's "year" in a two-digit format (i.e., "98" for 1998) and therefore may recognize the year "00" as 1900 instead of the Year 2000. The Year 2000 Problem creates potential risks for USN, including the inability to recognize or properly treat dates occurring on or after January 1, 2000, which may result in computer systems failures or miscalculations of critical financial or operational information as well as failures of equipment controlling date-sensitive microprocessors influencing patient care.

      In addition to internal systems, USN relies on third parties in operating its business. Such third parties include (1) vendors who supply software, hardware and other equipment to USN, (2) fiscal intermediaries that process claims and payments on behalf of the various payors, insurance companies, HMO's and other private payors, (3) utilities which provide electricity, water, natural gas and telephone services and (4) vendors of medical supplies used in patient care.

      USN began formulating a plan in 1998 to address the Year 2000 Problem and to ensure that all relevant systems had been subject to a full Year 2000 review and, if necessary, remediation, replacement or upgrade. Under the plan, USN has focused on (i) internal financial, billing and medical software and equipment and (ii) the Year 2000 compliance of all third party suppliers and fiscal intermediaries doing business with USN. In connection with its Year 2000 compliance activities, USN has contacted outside vendors and intermediaries with which USN has material relationships and engaged in discussions which will continue throughout 1999 in furtherance of USN's stated goal of minimizing any adverse impact related to the Year 2000 Problem.

      USN is in the process of completing its review of all equipment in operation at USN's Gamma Knife centers. Each piece of equipment in operation has computer systems and applications, and in many cases, embedded computer processors. USN is in communication with Elekta Instruments, Inc., the manufacturer of such equipment. As part of USN's regular maintenance agreement with Elekta, the Gamma Knife equipment at the RMC center in Kansas City has already been upgraded to be fully Year 2000 compliant and the Gamma Knife equipment at the NYU center in New York City will be similarly upgraded to become Year 2000 compliant. Based upon its communication with Elekta, USN expects Elekta to complete the upgrade at the NYU facility by the end of November 1999. The installation of such upgrades by Elekta includes related testing to ensure Year 2000 compliance. Because such upgrades are part of its normal maintenance agreement with Elekta, USN does not expect to incur any additional costs in connection with these upgrades.

      USN has completed its assessment of all material financial and billing computer systems. In connection with this review, USN has determined that its financial accounting and billing systems are Year 2000 compliant as a result of upgrades already received from the vendors of such software and installed by USN. The costs and expenses incurred or expected to be incurred relating to Year 2000 compliance for these systems are not expected to be material.

      USN estimates that costs and expenses associated with completing its outlined Year 2000 compliance plan will not be material. USN presently believes that it will substantially complete its internal Year 2000 compliance program prior to January 1, 2000, and that there should be no material adverse impact at such time related to Year 2000 Problems associated with USN's equipment, systems or software. Based on communications with its vendors and suppliers, USN also believes that each third party or intermediary with 26 30 whom USN has a material relationship is currently Year 2000 compliant or scheduled to be Year 2000 compliant by January 1, 2000.

      Despite USN's best efforts, there can be no assurance that (i) USN's assessments regarding the Year 2000 Problem are correct; (ii) USN will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom USN does business will avoid Year 2000 problems which might adversely affect USN's business or operations. While USN is developing contingency plans to address such failures or unexpected problems (such plans to include identification of alternative suppliers or intermediaries), there can be no assurance that such contingency plans will be adequate to resolve these problems.

      The Year 2000 Problem involves risk to USN. USN believes today that the likely worst case scenario regarding the Year 2000 Problem will involve (1) minor malfunctions in clinical computer software and hardware at the Gamma Knife centers operated by USN, (2) temporary disruptions in delivery of medical supplies to the Gamma Knife centers operated by USN and (3) temporary disruptions in payments from third party payors, such as insurance companies. USN expects such events, should they occur in whole or in part, will result in increased expense as the affected facilities access alternative suppliers and increase staffing to assure adequate patient care.

      The foregoing assessment is based on information currently available to USN. USN will revise its assessment as it implements its Year 2000 compliance plan. USN can provide no assurances that applications and equipment believed to be Year 2000 compliant will not experience difficulties or USN will not experience difficulties obtaining resources needed to make modifications to or replace USN's affected systems and equipment. Failure by USN or third parties, on which it relies to resolve Year 2000 issues, could have a material adverse effect on USN's results of operations and its ability to provide health care services as described more fully herein.

Disclosure Regarding Forward Looking Statements

Statements contained in this Information Statement that are not historical facts may be deemed to be forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation; and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in USN's filings with the Securities and Exchange Commission (SEC) and USN's public announcements, copies of which are available from the SEC or from the Company upon request.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                U.S. NEUROSURGICAL, INC.

Date November 10, 1999                          By /s/ Alan Gold
     -----------------                             -----------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive Officer


Date November 10, 1999                          By /s/ Howard Grunfeld
     -----------------                             -----------------------
                                                   Howard Grunfeld
                                                   Chief Financial Officer