Form 10-K
period 1999-12-31
US NEUROSURGICAL INC
filed 2000-03-30
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No.
   December 31, 1999                                  0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                          52-1842411
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland       20850
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code: (301) 208-8998
      Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class              Name of Each Exchange on Which Registered
      None                                     Not Applicable

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $400,000 on March 29, 2000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 29, 2000, was 7,316,685.

                                     Part I

ITEM 1. BUSINESS

      U.S. Neurosurgical, Inc. (USN) owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "USN." means U.S.Neurosurgical, Inc. and its subsidiary, U.S. Neurosurgical Physics, Inc.. The Company, a Delaware corporation, was formed in July 1993. The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

      Disclosure Regarding Forward Looking Statements

      Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company's legal proceedings, the payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation; and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

U. S. NeuroSurgical, Inc.

Spinoff from GHS, Inc.

      On September 17, 1999 GHS, Inc., USN's former parent GHS, Inc("GHS") completed the spin-off of USN to GHS shareholders of record on September 8, 1999. On September 17, 1999, GHS distributed one share of USN common stock for each share of common stock of GHS After the spin-off, USN became a separate company, no longer owned in any way by GHS.

General

      USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas City, Missouri, and one on the premises of New York University Medical Center (NYU) in New York, New York. The Company, intends to continue to explore opportunities to open additional Gamma Knife Centers. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 1999, there were approximately 45 Gamma Knife treatment centers in the United States.

Gamma Knife Technology

      The Leksell Gamma Knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery. The Gamma Knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity. The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter). Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

      The procedure, performed in a single treatment, sharply reduces hospital stay times and eliminates post-surgical bleeding and infection. When compared with conventional neurosurgery, Gamma Knife treatment is less expensive. However, not all patients are candidates for radiosurgery since the decision to use the Gamma Knife depends on the type, size, and location of the lesion.

      Kansas City and New York Centers

      In July 1993, USN purchased its first Leksell Gamma Knife from Elekta Instruments, Inc. (Elekta), for the purpose of installing it at RMC in Kansas City, Missouri. USN paid approximately $3,000,000 for the Gamma Knife through a capital lease financing.

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN's facility agreements with RMC expire in 2015 and there are no renewal options. For the year ended December 31, 1999 and the fiscal years 1998 and 1997 USN derived revenues from the RMC center of approximately $2,109,000, $1,115,000 and $1,442,000, respectively, as a result of 153, 124 and 134 procedures performed, respectively, during such periods.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In July 1997 the Company commenced its lease for the NYU Gamma Knife. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. The Company has retained a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN's facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. NYU provides the medical and technical staff to operate the facility. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter. For the years ended December 31, 1999, 1998, and 1997, USN derived revenues from the NYU center of approximately $980,000, $890,000, and $190,000, respectively, as a result of 98, 89, and 19 procedures performed, respectively, during such periods.

      In March 1997, USN refinanced the lease on the RMC Gamma Knife with DVI. The effects of this transaction were to lower its interest costs to 10.4 % per annum and provide proceeds to pay for the buildout of The NYU Gamma Knife suite. USN also commenced loans with DVI for working capital of $188,000 to finance the remainder of the buildout. The terms of these loans are three years and they bear interest between 12% and 12.9% per annum.

Regulatory Environment

      The levels of revenues and profitability of companies involved in the health services industry, such as USN, may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. Although the Company does not believe that its business activities will be materially affected by changes in the regulatory environment, it is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effects healthcare reform may have on its business, and no assurance can be given that any such reforms will not have a material effect on USN.

      In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies. Although patients are ultimately responsible for services rendered, the Company expects that the majority of its revenues will be derived from reimbursements by third party payors. Medicare has authorized reimbursement for Gamma Knife treatment. Over the last several years, such third party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost-containment measures. Therefore, although treatment costs using the Gamma Knife compare favorably to traditional invasive brain surgery, it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

      In the future, the Company may establish additional Gamma Knife centers. Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife to be utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (CON) before they can acquire a significant piece of medical equipment. Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that Certificates of Need will be granted. In addition, the Nuclear Regulatory Commission (NRC) must issue a permit to USN to permit loading the COBALT at each Gamma Knife site. While the Company believes that it can obtain a NRC permit for each Gamma Knife machine, there is no assurance that it will.

Liability Insurance

      Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN's professional medical liability and general liability policies have limits of $2 million each and USN has also purchased an excess coverage policy providing an additional $8 million of insurance coverage The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

Competition

      The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future Gamma Knife centers. There are other companies that provide the Gamma Knife on a "cost per treatment basis". In addition, larger hospitals may be expected to install Gamma Knife technology as part of their regular inpatient services. Some of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times. The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own Gamma Knife centers.

Gamma Knife Supply and Servicing

      Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers. The purchase price for each Gamma Knife was approximately $3,000,000. Elekta was responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment. As part of the purchase of the Gamma Knife devices from Elekta, USN entered into purchase and maintenance agreements pursuant to which Elekta provides USN with ongoing maintenance, repairs and software upgrades for the RMC and NYU Gamma knives at an aggregate cost of $120,000 per year. Any interruption in the supply or services from Elekta would adversely affect USN's ability to maintain its Gamma Knife treatment centers.

Gamma Knife Financing

      The Company has secured capital lease financing from FSI for the first Gamma Knife installation at the RMC site and for its second Gamma Knife in New York from DVI. The lease at RMC was refinanced in the spring of 1997 with DVI. The Gamma

Knife is an expensive piece of equipment presently costing approximately $3,400,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. On February 8, 2000, the Company entered into a cobalt reloading agreement with Elekta for the RMC Gamma Knife in the amount of $650,000, which is being financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In addition, the Company expects to incur approximately $150,000 of excavation costs in order to reload the cobalt. The Company believes that it will continue to be successful in obtaining financing but can give no absolute assurance that it will.

New Technology/Possible Obsolescence

      Gamma Knife technology may be subject to technological change. Consequently, the Company will have to rely on the Gamma Knife's manufacturer, Elekta, to introduce improvements or upgrades in order to keep pace with technological change. Any such improvements or upgrades which the Company may be required to introduce will require additional financing. In addition, newly developed techniques and devices for performing brain surgery may render the Gamma Knife less competitive or obsolete.

Employees

      U.S. Neurosurgical, Inc. has five full-time employees and one part-time employee. Of these employees, three are engaged in sales and marketing, one technical, and two in administration and office support.

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $33,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. USN's agreements with RMC expire in September 2015 and there are no renewal options. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter.

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from September 17, 1999 through December 31, 1999. There were no quotes in the period from September 17, 1999 to September 30, 1999

      Period                            High Bid           Low Bid
      ------                            --------           -------

September 17 - September 30, 1999          --                --

October 1 - December 31, 1999             .625           .062

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 30, 2000, there were approximately 400 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1995 through 1999. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)

                                                        1999       1998     1997      1996     1995
                                                        ----       ----     ----      ----     ----
Operating Revenue                                     $3,089     $2,332   $1,830    $1,452   $1,283
Expenses:

Patient expense                                        1,115      1,221      843       574      545
General and administrative                             1,445      1,148      585       417      279
 Interest expense                                        409        555      485       302      499
Net Income (loss)                                         66     (1,011)     (53)       95      (40)
Pro forma basic and diluted Income (loss) per          $0.01     ($0.14)  ($0.01)    $0.01   ($0.01)
common share (1)

                                                                          December 31,
                                                        1999       1998     1997      1996     1995
                                                        ----       ----     ----      ----     ----
Balance Sheet Data:
Cash and cash equivalents                               $464        $21      $60       $14       $0
Total assets                                           5,283      5,811    6,836     6,604    3,636
Long-term obligations                                  2,517      3,514    4,667     5,659    3,347
Stockholders equity (deficiency)                       1,151     (1,043)    (657)     (712)    (486)

(1) Pro forma basic and diluted income (loss) per common share is calculated assuming that the Spin-off and the stock-split of USN Common Stock required to effect Spin-off had occurred as of January 1, 1994

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

1999 Compared to 1998

      Patient revenue increased 32% to $3,089,000 in 1999 from $2,332,000 in 1998. The increase was due to an increase in the number of treatments at our New York and Kansas City centers. The Company has increased its marketing and training of physicians at the NYU facility and expects to continue to increase its presence at both of the centers. Patient expenses decreased 9% to $1,115,000 in 1999 from $1,221,000 in 1998. Selling, general and administrative expense (S,G & A) increased 26% to $1,445,000 in 1999 from $1,148,000 in 1998. The increase was due to professional fees related to the spin-off of USN by GHS, Inc of $250,000. In 1998 the Company incurred expenses of $934,000 related to a litigation settlement (See Item 13). There was no such expense in 1999.

      For the year ended December 31, 1999 income from operations was $529,000 compared to a loss of $971,000 in 1998. Interest expense decreased to $409,000 in 1999 compared to $555,000 in 1998. The decrease was due to paydown of principal on the Gamma Knife capital leases. Net income in 1999 was $66,000 as compared to a loss of $1,011,000 in 1998.

1998 Compared to 1997

      Patient revenue increased 27% to $2,332,000 in 1998 from $1,830,000 in 1997. The increase was due to added revenue from the NYU Gamma Knife which completed its first calendar year of service. Patient expenses increased 45% to $1,221,000 from $843,000 in 1997. The increase was due to a full year of depreciation to the NYU Gamma Knife as well as amortization for the NYU leasehold improvements. Selling, general and administrative expense (S,G & A) increased 96% to $1,148,000 from $585,000 in 1997. The increase was due to the legal expenses incurred in connection with proceedings described in "Certain Relationships and Related Party Transaction" herein and in the Combined Financial Statements and the effects of salaries and related office costs incurred for employees who were employed by USN for a greater period in 1998 than for 1997. For the year ended 1998, loss from operations was $971,000 as compared to income from operations of $402,000 in 1997. The loss was primarily due to a charge of $934,000 which was accrued in 1998 for settlements of the legal proceedings described in Item 13. Interest expense increased 14% to $555,000 from $485,000 in the previous year. The increase was due to a full year of debt service on the NYU Gamma Knife in 1998 as compared to 1997 when $178,000 of interest was capitalized, prior to the opening of the Center. As a result of these factors the Company had a loss from continuing operations of $1,011,000 in 1998 and a loss of $53,000 in 1997.

Liquidity and Capital Resources

      At December 31, 1999 the Company had a working capital deficit of $742,000 as compared to $2,974,000 at December 31, 1998. The decrease in the deficit is primarily due to the contribution by GHS of its receivable from the Company to the capital of the Company. Cash and cash equivalents at December 31, 1999 were $464,000 as compared to $21,000 at December 31, 1998. The increase is primarily due to a cash contribution from GHS. Net cash provided by operating activities was $1,334,000 as compared with $475,000 for the same period, a year earlier. Depreciation and amortization was $1,136,000 as compared to $1,121,000 in 1998.
 .

      Net cash used in financing activities for the year ended 1999 was $42,000 as compared to $23,000 in the year ago period.

      Net cash used in financing activities for the year ended December 31, 1999 was $849,000 as compared to $491,000 in 1998. The Company paid $1,423,000 towards its capital leases in 1999 as compared to $1,195,000 in 1998. There were cash and services received by GHS of $674,000 in 1999 as compared to $341,000 in 1998. The Company paid $100,000 towards the liability assumed in connection with the spin-off.

      The annual lease payments for the Gamma Knife at RMC in Kansas City amounted to $827,000 in 1999. At December 31, 1999 USN had six months remaining on this capital lease. The leases for the NYU equipment and improvements require annual payments of $792,000 and $65,000 respectively. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of closing of the settlement and $150,000 on the second anniversary of such closing. As consideration for financial advisory services rendered by Allen & Company Incorporated to GHS in connection with the CYL Transaction and Brainfuel Transaction through May 27, 1999, GHS agreed to pay Allen a financial advisory fee of $400,000. As a result of the Assignment and Assumption Agreement entered into between GHS and USN, USN will be solely responsible for the payment of such fees. USN made its first $100,000 payment of this fee in October 1999. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future.

Year 2000 Compliance

      The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. The Company has assessed all of its computer systems to ensure that they are "Year 2000" compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

      Name                          Age            Position
      ----                          ---            --------

   Alan Gold                         55    President & Chairman

   William F. Leimkuhler             48    Director

   Charles H. Merriman, III          65    Director

   Howard Grunfeld                   39    Vice President--Finance, Treasurer

   Susan Greenwald                   54    Vice President and Secretary

      Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 55, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler, 48, acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

      Charles H. Merriman, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 65, is a Managing Director of the Investment Banking and Corporate Finance Department of Scott & Stringfellow, an investment banking firm where he has been employed since 1972. Mr . Merriman has extensive knowledge of USN's primary focus on healthcare and technology.

      Howard Grunfeld has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 39, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

      Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 54, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

      Pursuant to the Company's bylaws, the Company's Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for travelling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 1999, the Board of Directors held two meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

      Pursuant to the Company's bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 1999, except as set forth below, all filing requirements applicable to its officers and directors were complied with by such individuals.

      ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1999, 1998, and 1997, for the Chief Executive Officer of the Company. Prior to the Spin-off all amounts were paid by GHS.

                           Summary Compensation Table

Name and                Annual Compensation
Principal Position      Year        Salary($)
------------------      ----        ---------

Alan Gold              1999         $191,000
President & Director   1998         $207,500
                       1997         $115,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2000, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                      Number of Shares
Name and Address                       Beneficially          Percent of
of Beneficial Owner                      Owned (1)             Class
-------------------                      ---------             -----

Alan Gold (2)                             640,246                8.6%
2400 Research Blvd
Rockville, MD  20850

William F. Leimkuhler                          --                 --
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III                    30,672                  *
C/O Scott & Stringfellow
PO Box 1575
Richmond, VA 23218

Howard Grunfeld                            50,900                  *
2400 Research Blvd
Rockville, MD 20850

Stanley S. Shuman (3)                   2,743,000               37.5%
711 Fifth Avenue
New York, NY  10022

Allen & Company Incorporated            1,902,000               26.0%
711 Fifth Avenue
New York, NY  10022

Research Medical Center                   375,000                5.1%
2316 East Meyer Blvd
Kansas City, MO 64132

All Directors and Officers of USN         721,818                9.9%
as a group (2) (four persons)

----------------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 630,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3) Includes 1,902,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein. .

*     Less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1993, pursuant to an agreement (the "USN Agreement") between the Company and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown") , the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

      In June 1997, the Company instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, USN, Alan Gold and Allen & Co. Incorporated, a significant stockholder of GHS, citing various claims including causes of action for breach of contract and fraud. U SN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship.

      In addition to the above described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claims to be an improper termination from USN.

      On May 25, 1999, the parties to the above-described actions settled all of above described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold, and Allen & Company. As part of the closing of such settlement, GHS delivered $200,000 in cash and 68,688 additional shares of GHS common stock to Brown and Kirshenbaum. In addition, USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggreagate amount of $450,000, bearing interest at the rate of 6 % per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. USN will be solely responsible for the payment of the Settlement Notes.. The Settlement Notes are secured by a second-priority security interest in USN's receivables from its Kansas City and New York Gamma Knife centers. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

      As consideration for financial advisory services rendered by Allen & Company Incorporated ("Allen") to GHS in connection with GHS's acquisition of ChangeYourLife.com, LLC and Concept Development Inc. through May 27,1999, GHS agreed to pay Allen a financial advisory fee of $400,000, payable in installments of $100,000 on each of August 1, 1999, August 1, 2000, September 1, 2000 and October 1, 2000. As a result of the Assignment and Assumption Agreement entered into between GHS and USN in connection with USN's Spinoff from GHS, USN will be solely responsible for the payment of such fees because such fees relate to events occurring prior to May 27 , 1999. Allen is a significant shareholder of the Company.

      In May 1999, GHS retained Scott & Stringfellow, an investment banking firm, to prepare an appraisal of USN in connection with the Spin-off. Mr. Charles H. Merriman III, a director of GHS and USN , is a Managing Director of Scott & Stringfellow.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                              Page No.
                                                              --------
      Consolidated Financial Statements of the Company
         Independent Auditors Report                             F-2
         Balance Sheet as of December 31, 1999 and 1998          F-3
         Statements of Operations for the years ended
              December 31, 1999, 1998, and 1997.                 F-4
         Statements of Changes in Stockholders'
              Equity (Deficiency) for the period
              January 1, 1997 through December 31, 1999          F-5
         Statements of Cash Flows for the year ended
              December 31, 1999, 1998, and 1997.                 F-6
         Notes to Financial Statements                           F-7

            All schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)   Reports on Form 8-K

            None

      Exhibits

(a) Form of Amended and Restated Certificate of Incorporation of U.S. Neurosurgical, Inc. ("USN") (1)

(b)   Form of Amended and Restated Bylaws of USN (1)

(c)   Form of Stock Certificate of Common Stock (1)

(d) Distribution Agreement dated May 27, 1999 between GHS, Inc. ("GHS") and USN (1)

(e)   Tax Matters Agreement dated May 27,1999 betwwen GHS and USN (1)

(f)   Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN
      (1)

(g) Employment Agreement dated December 14,1984 betwwen USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS's Registration Statement No. 33-4532-W on form S-18)

(h) Gamma Knife Neuroradiosurgery Equipment Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to Exhibit 10h to GHS's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

(i) Ground Lease Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to Exhibit 10j to GHS's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

(j) LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and USN (incorporated by reference to Exhibit 10k to GHS's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

(k) Agreement dated December 29, 1993 between USN and Elekta Instruments, Inc. (incorporated by reference to 10o to GHS's 1994 Annual Report on Form 10-K).

(l) Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS's 1997 Annual Report on form 10-K).

(m) Gamma Knife Neuroradiosurgery Equipment dated as of November 26, 1996 betwwen New York University on behalf of New York University Medical Center and USN. (1)

(n)   List of Susidiaries (1)

(1) Previously filed as an exhibit to the Form 10. Registration Statement of USN filed with the SEC on August 25, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

                                 U.S. Neurosurgical, Inc.
                                 (Registrant)


                                 By    /s/ Alan Gold
                                       -----------------------------------
                                       Alan Gold
                                       President and Chief Executive Officer


                                 By   /s/ Howard Grunfeld
                                       -----------------------------------
                                       Howard Grunfeld
                                       Vice President of Finance and Chief
                                       Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 30, 2000                         /s/ Alan Gold
                                       -----------------------------------
                                       Alan Gold
                                       President and Director
                                       (Chief Executive Officer)


March 30, 2000                         /s/ William F. Leimkuhler
                                       -----------------------------------
                                       William F. Leimkuhler
                                       Director


March 30, 2000                          /s/ Charles H. Merriman III
                                       -----------------------------------
                                       Charles H. Merriman III
                                       Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Contents

                                                                                           Page
                                                                                           ----
Consolidated Financial Statements

    Independent auditors' report                                                            F-2

    Balance sheets as of December 31, 1999 and 1998                                         F-3

    Statements of operations for the years ended December 31, 1999, 1998 and 1997           F-4

    Statements of changes in stockholders' equity (deficiency) for the years ended
       December 31, 1999, 1998 and 1997                                                     F-5

    Statements of cash flows for the years ended December 31, 1999, 1998 and 1997           F-6

    Notes to financial statements                                                           F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc. and subsidiary
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 2, 2000

With respect to Note K
March 16, 2000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                                  December 31,
                                                              1999           1998
                                                         -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                            $   464,000    $    21,000
    Accounts receivable                                      300,000        238,000
    Deferred tax asset                                        83,000         80,000
    Other current assets                                      26,000         27,000
                                                         -----------    -----------
          Total current assets                               873,000        366,000
                                                         -----------    -----------

Property and equipment:
    Gamma Knives (net of accumulated depreciation
       of $3,483,000 in 1999 and $2,560,000 in 1998)       2,983,000      3,906,000
    Leasehold improvements (net of accumulated
       amortization of $592,000 in 1999
       and $395,000 in 1998)                               1,249,000      1,447,000
    Office furniture and computers (net of accumulated
       depreciation of $24,000)                               82,000
                                                         -----------    -----------
                                                           4,314,000      5,353,000
                                                         -----------    -----------
Cash held in escrow                                           96,000         92,000
                                                         -----------    -----------
                                                         $ 5,283,000    $ 5,811,000
                                                         ===========    ===========

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                $   148,000    $    66,000
    Note payable - litigation settlement                     100,000        200,000
    Obligations under capital lease and
       loans payable - current portion                     1,043,000      1,423,000
    Due to GHS, Inc.                                                      1,651,000
    Due to Allen and Company                                 300,000
    Other current liabilities                                 24,000
                                                         -----------    -----------
          Total current liabilities                        1,615,000      3,340,000

Note payable - litigation settlement -
   net of current portion                                    350,000        450,000
Deferred tax liability                                       416,000        270,000
Obligations under capital lease and loans
   payable - net of current portion                        1,751,000      2,794,000
                                                         -----------    -----------
                                                           4,132,000      6,854,000

Commitments, litigation and other matters

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Common stock - U.S. NeuroSugical, Inc. par
    value $.01; 25,000,000 shares authorized;
    7,316,685 shares issued and outstanding                   73,000
Additional paid-in capital                                 2,789,000        734,000
Accumulated deficit                                       (1,711,000)    (1,777,000)
                                                         -----------    -----------
                                                           1,151,000     (1,043,000)
                                                         -----------    -----------
                                                         $ 5,283,000    $ 5,811,000
                                                         ===========    ===========


See notes to consolidated financial statements                               F-3

Consolidated Statements of Operations

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                    1999           1998           1997
                                                -----------    -----------    -----------
Revenue:
    Patient revenue                             $ 3,089,000    $ 2,332,000    $ 1,830,000
                                                -----------    -----------    -----------
Costs and expenses:
    Patient expenses                              1,115,000      1,221,000        843,000
    Selling, general and administrative           1,445,000      1,148,000        585,000
    Litigation settlement                                          934,000
                                                -----------    -----------    -----------

                                                  2,560,000      3,303,000      1,428,000
                                                -----------    -----------    -----------

Income (loss) from operations                       529,000       (971,000)       402,000
                                                -----------    -----------    -----------

Interest expense                                   (409,000)      (555,000)      (485,000)
Interest income                                      19,000          4,000         22,000
                                                -----------    -----------    -----------

                                                   (390,000)      (551,000)      (463,000)
                                                -----------    -----------    -----------

Income (loss) before income tax                     139,000     (1,522,000)       (61,000)
Income tax (benefit)                                 73,000       (511,000)        (8,000)
                                                -----------    -----------    -----------

Net income (loss)                               $    66,000    $(1,011,000)   $   (53,000)
                                                ===========    ===========    ===========

Basic and diluted net income (loss) per share   $       .01    $      (.14)   $      (.01)
                                                ===========    ===========    ===========

Weighted average common shares outstanding        7,316,685      7,316,685      7,316,685
                                                ===========    ===========    ===========


See notes to consolidated financial statements                               F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                  U.S.
                                                          NeuroSurgical, Inc.
                                                          -------------------
                                                             Common Stock
                                                          -------------------
                                                       Number                   Additional
                                                         of                       Paid-in       Accumulated
                                                       Shares         Amount      Capital         Deficit         Total
                                                     -----------   -----------   -----------    -----------    -----------
Balance - January 1, 1997                                    100   $         0   $     1,000    $  (713,000)   $  (712,000)
Selling, general and administrative services
    contributed by GHS, Inc.                                                         108,000                       108,000
Net loss for the year ended December 31, 1997                                                       (53,000)       (53,000)
                                                     -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1997                                  100             0       109,000       (766,000)      (657,000)
Selling, general and administrative services
    contributed by GHS, Inc.                                                         341,000                       341,000
Portion of litigation settlement paid by GHS, Inc.                                   284,000                       284,000
Net loss for the year ended December 31, 1998                                                    (1,011,000)    (1,011,000)
                                                     -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1998                                  100             0       734,000     (1,777,000)    (1,043,000)
Issuance of common stock in connection with
    spin-off from GHS, Inc.                            7,316,585        73,000       (73,000)                            0
Contribution by GHS, Inc. of intercompany
    receivable                                                                     1,340,000                     1,340,000
Contribution of cash by GHS, Inc.                                                    374,000                       374,000
Selling, general and administrative services
    contributed by GHS, Inc.                                                         300,000                       300,000
Contribution of U.S. NeuroSurgical

    Physics, Inc. common stock by GHS, Inc.                                          114,000                       114,000
Net income for the year ended December 31,
                                                            1999                                     66,000         66,000
                                                     -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1999                            7,316,685   $    73,000   $ 2,789,000    $(1,711,000)   $ 1,151,000
                                                     ===========   ===========   ===========    ===========    ===========


See notes to consolidated financial statements                               F-5

Consolidated Statements of Cash Flows

                                                                                      Year Ended December 31,
                                                                                1999           1998           1997
                                                                            -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                       $    66,000    $(1,011,000)   $   (53,000)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                       1,136,000      1,121,000        784,000
          Deferred income tax (benefit) provision                               143,000       (260,000)       106,000
          Accrued litigation settlement                                         650,000
          Changes in:
             Accounts receivable                                                (62,000)       (29,000)      (115,000)
             Other current assets                                                 1,000         (3,000)        40,000
             Accounts payable and accrued expenses                               26,000          7,000       (268,000)
             Other current liabilities                                           24,000
                                                                            -----------    -----------    -----------
                Net cash provided by operating activities                     1,334,000        475,000        494,000
                                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Property and equipment                                                      (38,000)       (20,000)    (1,102,000)
    Refundable deposits                                                          43,000
    (Increase) decrease in cash held in escrow                                   (4,000)        (3,000)       818,000
                                                                            -----------    -----------    -----------
                Net cash used in investing activities                           (42,000)       (23,000)      (241,000)
                                                                            -----------    -----------    -----------

Cash flows from financing activities:
    Repayment of capital lease and loan obligations                          (1,423,000)    (1,195,000)      (486,000)
    Cash received on refinancing of capital lease                               100,000
    Selling, general and administrative services contributed by GHS, Inc.       300,000        341,000        108,000
    Portion of litigation settlement paid by GHS, Inc.                          284,000
    Increase in due to GHS, Inc.                                                                79,000         67,000
    Cash received from GHS, Inc.                                                374,000
    Payment on liability assumed in connection with spin-off                   (100,000)
                                                                            -----------    -----------    -----------
                Net cash used in financing activities                          (849,000)      (491,000)      (211,000)
                                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                            443,000        (39,000)        42,000
Cash and cash equivalents - beginning of year                                    21,000         60,000         18,000
                                                                            -----------    -----------    -----------
Cash and cash equivalents - end of year                                     $   464,000    $    21,000    $    60,000
                                                                            ===========    ===========    ===========

Supplemental disclosures of cash flow information: Cash paid for:
       Interest                                                             $   427,000    $   555,000    $   485,000
       Income taxes                                                         $    12,000                   $   290,000

Supplemental disclosures of noncash financing activities:
    Property acquired under capital lease obligations and through
       loans payable                                                                                      $ 3,327,000
    Progress payments for Gamma Knife                                                                     $(2,610,000)
    Refinancing of loans payable and capital lease obligation with new
       capital lease obligation                                                                           $ 2,172,000
    Refinancing of progress payment obligation with capital lease                                         $ 3,139,000
    Loans payable to finance property acquisitions                                                        $   188,000
    Contribution of amounts previously due to GHS, Inc., legal settlement
       paid and property and equipment                                      $ 1,910,000
    Assumed liabilities in connection with spin off from GHS, Inc.          $  (456,000)


See notes to financial statements                                            F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of preparation:

      U.S. NeuroSurgical, Inc. ("U.S. Neuro") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. ("USNP") administers the billing and collection of the fees charged by the physicist who operates the Kansas City gamma knife. U.S. Neuro and USNP are collectively referred to herein as the Company. The Company was a wholly owned subsidiary of GHS, Inc. ("GHS"), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to U.S. Neuro. On May 20, 1999 the Board of Directors of U.S. Neuro authorized a stock split of U.S. Neuro's common stock which would result in the number of outstanding shares of U.S. Neuro common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, U.S. Neuro became a publicly held company.

      The consolidated financial statements include the accounts of U.S. Neuro and USNP. All intercompany transactions and balances have been eliminated. During the three years ended December 31, 1999, GHS incurred operating expenses on behalf of U.S. Neuro. Such expenses consisted principally of officers salaries, rent, professional fees and insurance were allocated 100% to U.S. Neuro after the sale by GHS of GHS's investments in two former operating subsidiaries in July 1997. Prior to July 1997 operating expenses were allocated among GHS's operating entities based on the nature of the expense such as time spent by salaried individuals and use of rented space. Management considers such allocation to be reasonable.

      Prior to the spin-off the Company was financed by GHS. As of December 31, 1998 the Company had a working capital deficit of $2,974,000. In 1999, GHS paid the Company's $200,000 current litigation settlement liability, contributed $374,000 in cash to the Company and contributed its entire receivable from the Company (amounting to approximately $1,300,000 at May 31, 1999) to the capital of the Company. In addition, the Company assumed a $400,000 liability of GHS, payable $100,000 in August 1999 and $300,000 in three equal installments from August 2000 to October 2000. In addition, U.S. Neuro agreed to indemnify GHS with respect to liabilities and claims attributable to any events occurring before May 27, 1999. Management of the Company believes that its cash from operations plus cash on hand as of the date of the spin-off will be sufficient to fund its cash requirements through at least January 1, 2001, although there can be no assurances that this will be the case.

[2]   Revenue recognition:

      Patient revenue is recognized when the Gamma Knife procedure is rendered.

[3]   Long-lived assets:

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[4]   Allowance for uncollectible accounts receivable:

      No allowance for uncollectible accounts receivable was required at December 31, 1999 and 1998.

[5]   Depreciation and amortization:

      The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the life of the leases.

[6]   Net earnings (loss) per share:

      Net earnings (loss) per share gives retroactive effect to the stock split and spin-off described in Note A[1].

[7]   Statements of cash flows:

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[8]   Estimates and assumptions:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[9]   Fair values of financial instruments:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, certificates of deposit, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 1999 and 1998 because of the short maturity of these financial instruments. The carrying value of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 1999 and 1998. The fair value estimates were based on information available to management as of December 31, 1999 and 1998.

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      U.S. Neuro entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC for a period of 21 years which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment,
      (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays U.S. Neuro 80% of RMC's fees for the use of the equipment and the facility. The agreement also provides for U.S. Neuro to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to U.S. Neuro. U.S. Neuro is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 1999 and 1998, the escrow account had a balance of $96,000 and $92,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]) and may be terminated by mutual agreement in the sixth year of the ground lease term.

[2]   Ground lease agreement:

      U.S. Neuro constructed a facility in Kansas City, Missouri on property which the Company leases from RMC. The lease term is for a period of 21 years commencing September 1994. Rental expense is $3,600 per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vests in RMC.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER ("NYU")

During November 1996, U.S. Neuro entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of seven years ("the term"), with an option for NYU to extend the term for successive three year periods or to purchase the Gamma Knife equipment at an appraised market value price. U.S. Neuro may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition will be the liability of U.S. Neuro. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU will pay U.S. Neuro a scheduled fee based on the number of patient procedures performed.

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

In a prior year, U.S. Neuro acquired a Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000. The acquisition was financed by Financing for Science International ("FFSI") under a five year capital lease, with an implicit interest rate of approximately 12.7% per annum. During September 1996, Finova Capital Corp. ("Finova") bought out FFSI and became the lessor. During March 1997, U.S. Neuro refinanced this lease with DVI Financial Services, Inc. ("DVI") for $2,272,000 under a 39 month capital lease with an implicit interest rate of approximately 10.4%. In connection with the refinancing, DVI paid to Finova $1,647,000 in settlement of the lease obligations, the Company's demand loan of $525,000 payable to DVI was repaid, and DVI paid the Company $100,000.

On December 6, 1994, U.S. Neuro entered into an additional agreement with Elekta to acquire a second Gamma Knife ("Knife 2") for $2,900,000. The construction of the knife initially was financed by FFSI through funding of progress payments made to Elekta; however, during 1996, the Company refinanced the progress payments with DVI at which time the Company's deposit was returned. In July 1997, upon completion of construction, the progress payments were converted into a capital lease obligation for $3,139,000. The lease payments provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty month Treasury Note rate.

In addition, the Company entered into two (2) three-year loans with DVI in the amounts of $325,000 and $163,000 to finance the leasehold improvements required to install the Gamma Knife at New York University Medical Center. One of the loans was repaid in full during 1999. The remaining loan bears interest at 12.0% per annum. The leases and loans payable are collateralized by all the assets of U.S. Neuro and subsidiaries.

The obligations under the capital lease and loans payable are as follows:

                                                                 December 31,
                                                          1999            1998
                                                      ----------      ----------
Capital leases - Gamma Knife                          $2,763,000      $3,983,000
Loans payable - leasehold improvements                    31,000         234,000
                                                      ----------      ----------

                                                       2,794,000       4,217,000
Less current portion                                   1,043,000       1,423,000
                                                      ----------      ----------

                                                      $1,751,000      $2,794,000
                                                      ==========      ==========

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

Future payments as of December 31, 1999 on the equipment leases and loans are as follows:

             Year Ending
            December 31,
            ------------
               2000                                       $1,306,000
               2001                                          792,000
               2002                                          792,000
               2003                                          462,000
                                                          ----------
                                                           3,352,000
            Less interest                                    558,000
                                                          ----------
            Present value of net minimum obligation       $2,794,000
                                                          ==========

NOTE E - CONCENTRATIONS

For the years ended December 31, 1999, 1998 and 1997, the Company derived substantially all of its patient revenue from two hospitals, one of which accounted for 67%, 60% and 90%, respectively of the Company's revenue. For the years ended December 31, 1999 and 1998, two customers accounted for 100% of the accounts receivable.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE F - TAXES

The components of the income tax provision (benefit) are as follows:

                                               Year Ended December 31,
                                       -----------------------------------
                                          1999         1998         1997
                                       ---------    ---------    ---------
      Current:
          Federal                      $ (70,000)   $(201,000)   $(112,000)
          State                                       (50,000)      (2,000)
                                       ---------    ---------    ---------

                                         (70,000)    (251,000)    (114,000)
                                       ---------    ---------    ---------

      Deferred:
          Federal                        114,000     (208,000)     106,000
          State                           29,000      (52,000)
                                       ---------    ---------    ---------

                                         143,000     (260,000)     106,000
                                       ---------    ---------    ---------

      Income tax provision (benefit)   $  73,000    $(511,000)   $  (8,000)
                                       =========    =========    =========

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:


                                                             Year Ended December 31,
                                                     -----------------------------------
                                                        1999         1998         1997
                                                     ---------    ---------    ---------
Income tax (benefit) at the federal statutory rate   $  47,000    $(517,000)   $  (6,000)
State income tax (benefit), net of federal taxes         7,000      (80,000)      (2,000)
Accrued litigation settlement                                       114,000
Difference for change in depreciation                   19,000
Other                                                              (28,000)
                                                     ---------    ---------    ---------
Income tax provision (benefit)                       $  73,000    $(511,000)   $  (8,000)
                                                     =========    =========    =========

Items which give rise to deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                            ---------------------
                                                              1999        1998
                                                            ---------   ---------
Deferred tax asset:
    Litigation settlement accrued for financial reporting
       purposes, deductible when paid for tax purposes      $ 180,000   $ 260,000
Net operating loss                                             43,000
Deferred tax liability:
    Excess of tax depreciation over book depreciation        (556,000)   (450,000)
                                                            ---------   ---------

Net deferred tax liability                                  $(333,000)  $(190,000)
                                                            =========   =========

In 1999 and 1998, no valuation allowance was provided for the deferred tax asset because management believes that it is more likely than not that the benefit will be realized through future taxable income.

NOTE G - LITIGATION

In 1993, pursuant to an agreement (the "USN Agreement") between GHS and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), GHS, among other things, granted an aggregate 20% interest in U.S. Neuro to Brown and Kirshenbaum. In addition, following the execution of the USN Agreement, Kirshenbaum was appointed as an officer of U.S. Neuro and Brown was appointed to GHS's Board of Directors and executed an employment agreement with U.S. Neuro. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or common stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement. GHS exercised its right to repurchase the 20% interest in U.S. Neuro in September 1996 at a value of $38,781 which was calculated by GHS in accordance with the terms of the USN Agreement and in 1997, GHS paid the purchase price through the issuance of shares of its common stock valued at $31,332 plus offsetting a receivable of $7,450 from Brown against the purchase price. Such valuation was disputed by Brown and Kirshenbaum.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE G - LITIGATION  (CONTINUED)

In June 1997, GHS instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in U.S. Neuro for $38,781 was fair and equitable. Because of the dispute between GHS and Brown and Kirshenbaum on the valuation of their 20% interest in U.S. Neuro, GHS filed the Declaratory Action to determine:
(1) whether GHS's repurchase is proper; (2) whether the valuation of Brown's and Kirshenbaum's 20% interest in U.S. Neuro is just and fair; and (3) whether Brown's and Kirshenbaum's valuation of their 20% interest in U.S. Neuro is improper.

In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, U.S. Neuro and others. The counterclaim against GHS and third party claim against U.S. Neuro and the other parties was purportedly for violations of: (1) the RICO statutes; (2) various causes of action for fraud; and (3) various causes of action for breach of contract. The United States District Court of Maryland dismissed the RICO claims against U.S. Neuro and GHS. The fraud counts sought damages of not less than $9 million per count and the imposition of treble damages for punitive damages for the fraud counts. The breach of contract counts ranged from $250,000 to $600,000. The claims of fraud arose out of an alleged conspiracy between GHS and other parties to misappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirschenbaum's claims were in the nature of a breach of contract between GHS, U.S. Neuro and Brown and Kirshenbaum.

In addition to the above-described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against U.S. Neuro and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claimed to be an improper termination from U.S. Neuro. Brown sought approximately $381,000 for lost salary and $36,000 for unreimbursed expenses in addition to the consequential damages and treble damages under the various counts of his compliant.

On May 25, 1999, the parties to the above-described actions settled all of the above-described legal proceedings pursuant to an agreement and plan of settlement dated March 22, 1999. As part of the closing of such settlement, GHS issued in the aggregate 68,688 additional shares of GHS common stock to Brown and Kirshenbaum and delivered $200,000 in cash to them. In addition, USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. USN is solely responsible for the payment of the Settlement Notes. The Settlement Notes are secured by a second-priority security interest in USN's receivables from its Kansas City and New York Gamma Knife centers. During 1998, $934,000 was charged to expense for this settlement including the value of the stock issued by GHS.

On June 9, 1999 the Declaratory Action was dismissed with prejudice by the parties.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE H - COMMITMENT

The Company leases office space under an operating lease expiring March 2003. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 1999, the annual future minimum rental payments under the operating lease are as follows:

            2000                   $  32,000
            2001                      32,000
            2002                      32,000
            2003                       8,000
                                   ---------
                                   $ 104,000
                                   ---------

Rent expense was approximately $33,000, $21,000 and none for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE I - EMPLOYEES' 401(K) PLAN

During 1997 the Company established a 401(k) plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for 1999, 1998 and 1997 were $14,000, $13,000 and $2,200, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

[1] The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president's salary for the year ended December 31, 1999, 1998 and 1997 were $255,000, $208,000 and $115,000, respectively.

[2] During the year ended December 31, 1999, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $45,000 for the year.

[3] During the year ended December 31, 1999, the Company hired a consulting firm. A director of the Company was also the Managing Director of the consulting firm. Such consulting expense amounted to $30,000 for the year.

NOTE K - SUBSEQUENT EVENT

On February 8, 2000, the Company entered into a cobalt reloading agreement for the RMC Gamma Knife in the amount of $650,000, which is being financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In addition, the Company expects to incur approximately $150,000 of excavation costs in order to reload the cobalt.