Form 10-Q
period 2000-03-31
US NEUROSURGICAL INC
filed 2000-05-12
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                        Commission file number
March 31, 2000                                                  0-15586

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

        Delaware                                                52-1842411
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

                             YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at May 10, 2000
      -----                                ---------------------------
Common Stock, $.01 par value                     7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                            March 31,       December 31,
                                                                    2000            1999
                                                                    ----            ----
Current assets:
     Cash and cash equivalents                                  $   270,000      $   464,000
     Accounts receivable                                            297,000          300,000
     Deferred tax asset                                              83,000           83,000
     Other current assets                                            48,000           26,000
                                                                -----------      -----------
         Total current assets                                   $   698,000      $   873,000
                                                                -----------      -----------

Gamma Knife (net of accumulated depreciation of
     $3,714,000 in 2000 and $3,483,000 in 1999)                   2,752,000        2,983,000
Leasehold improvements (net of accumulated
     amortization of $641,000 in 2000 and $592,000 in 1999)       1,200,000        1,249,000
Office furniture and computers (net of accumulated
     Depreciation of $31,000 in 2000 and $24,000 in 1999)            75,000           82,000
                                                                -----------      -----------
         Total property and equipment                             4,027,000        4,314,000
                                                                -----------      -----------

Cash held in escrow                                                  97,000           96,000

         TOTAL                                                  $ 4,822,000      $ 5,283,000
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $    62,000      $   148,000
     Note payable - litigation settlement                           100,000          100,000
     Obligations under capital lease
      and loans payable- current portion                            853,000        1,043,000
     Due to Allen and Company                                       300,000          300,000
     Other current liabilities                                       40,000           24,000
                                                                -----------      -----------
         Total current liabilities                                1,355,000        1,615,000

Note payable-litigation settlement-net of current portion           350,000          350,000
Deferred tax liability                                              416,000          416,000
Obligations under capital lease and loans payable-net
of current portion                                                1,585,000        1,751,000
                                                                -----------      -----------
                                                                  3,706,000        4,132,000
Commitments, litigation and other matters

Stockholders' equity:
     Common stock                                                    73,000           73,000
     Additional paid-in capital                                   2,789,000        2,789,000
     Accumulated deficit                                         (1,746,000)      (1,711,000)
                                                                -----------      -----------
         Total stockholders' equity                             $ 1,116,000      $ 1,151,000
                                                                -----------      -----------

         TOTAL                                                  $ 4,822,000      $ 5,283,000
                                                                ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                             ---------

                                                       2000             1999
                                                       ----             ----

Revenue:
      Patient Revenue                              $   588,000      $   940,000
                                                   -----------      -----------

Expenses:
   Patient Expenses                                $   281,000      $   274,000
   Selling, General and Administrative                 270,000          392,000
                                                   -----------      -----------
      Total                                            551,000          666,000
                                                   -----------      -----------

Operating Income                                   $    37,000      $   274,000

Interest expense                                       (76,000)        (116,000)

Interest income                                          4,000            2,000
                                                   -----------      -----------

Loss (income) before income taxes                      (35,000)         160,000
Income tax (benefit) provision                         (12,000)          62,000
                                                   -----------      -----------

Net (Loss) income                                      (23,000)          98,000
                                                   -----------      -----------

Proforma basic and diluted income per share        $        --      $       .01
                                                   ===========      ===========

Proforma weighted average shares outstanding         7,316,685        6,979,160

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                            March 31
                                                                            --------

                                                                      2000             1999
                                                                      ----             ----
Cash flows from operating activities:
   (Loss) income from continuing operations                        $ (23,000)       $  98,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization:                               287,000          280,000
        Income tax (benefit) provision                               (12,000)          62,000
        Changes in operating assets and liabilities:
        Decrease (increase) in receivables                             3,000         (161,000)
        (Increase) in other current assets                           (22,000)              --
        (Decrease) increase in payables and accrued expenses         (70,000)          68,000
        Increase in due to GHS, Inc                                       --          204,000
             Net cash provided by operating activities               163,000          551,000
                                                                   ---------        ---------

Cash flows from investing activities :
        Increase in cash held in escrow                               (1,000)          (1,000)
                                                                   ---------        ---------
Net cash used in investing activities                                 (1,000)          (1,000)

Cash flows from financing activities:
        Payment of capital lease obligations                        (356,000)        (348,000)
                                                                   ---------        ---------
Net cash used in financing activities                               (356,000)        (348,000)

Net (decrease) increase in cash and cash equivalents                (194,000)         202,000

Cash and cash equivalents - beginning of period                      464,000           21,000
                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $ 270,000        $ 223,000
                                                                   =========        =========

Supplemental disclosures of cash flow information:
    Cash paid for
        Interest                                                      76,000          116,000
        Taxes                                                          2,000            2,000

  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31 2000, and for the three months ended March 31, 2000 and 1999, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

First Quarter 2000 Compared to First Quarter 1999

Results of Operations

      Patient revenue decreased 38% to $588,000 in the quarter ended March 31, 2000 from $940,000 for the quarter ended March 31, 1999. The decrease was due primarily to a decrease in the number of Gamma Knife procedures at Research Medical Center in Kansas City. In Kansas City there has been a change in medical staff that negatively affected revenues during the quarter. Patient expenses increased 3% to $281,000 from $274,000 a year earlier. Selling, general and administrative expense decreased 31% to $270,000 from $392,000 for the quarter ended March 31 a year ago. The decrease was due a decrease in professional fees as in the 1999 period the Company was in settlement discussions for litigation. Interest expense decreased 34% to $76,000 from $116,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. For the quarter ended March 31 2000, net loss was $23,000 as compared to net income of $104,000 for the same period a year earlier.

Liquidity and Capital Resources

      At March 31, 2000 the Company had a working capital deficit of $657,000 as compared to $742,000 at December 31, 1999. Cash and cash equivalents at March 31, 2000 were $270,000 as compared with $464,000 at December 31, 1999.

      Net cash provided by operating activities was $163,000 as compared with $551,000 for the same period, a year earlier. Depreciation and amortization was $287,000 for the quarter ended March 31, 2000 as compared to $280,000 in the same period, one year earlier.

      Net cash used in financing activities was $356,000 as compared to $348,000 for the same period a year earlier, as USN pays down the principal on its capitalized leases.

      This document contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of USN to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the USN group of companies, (iii) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (iv) competitive actions by other companies, and (v) other risks, as noted in USN's registration statements and periodic reports filed with the Commission.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. Neurosurgical, Inc.


Date May 12, 2000                         By  /s/ Alan Gold
     ------------------                       ----------------------------------
                                              Alan Gold
                                              Director and President
                                              Chief Executive Officer


Date May 12, 2000                          By /s/ Howard Grunfeld
     ------------------                       ----------------------------------
                                              Howard Grunfeld
                                              Vice President of Finance