Form 10-Q
period 2000-06-30
US NEUROSURGICAL INC
filed 2000-08-10
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
June 30, 2000                                                 0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                52-1842411
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

                  YES   X                        NO
                     -------                       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 3, 2000
         -----                                    ------------------------------
Common Stock, $.01 par value                            7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                             June 30,       December 31,
                                                                     2000             1999
                                                                 -----------      ------------
Current assets:
   Cash and cash equivalents                                     $    93,000      $   464,000
   Accounts receivable                                               573,000          300,000
   Deferred tax asset                                                 83,000           83,000
   Other current assets                                               48,000           26,000
                                                                 -----------      -----------
      Total current assets                                       $   797,000      $   873,000
                                                                 -----------      -----------

Gamma Knife (net of accumulated depreciation of
   $3,945,000 in 2000 and $3,483,000 in 1999)                      2,521,000        2,983,000
Leasehold improvements (net of accumulated
   amortization of $690,000 in 2000 and $592,000 in 1999)          1,151,000        1,249,000
Office furniture and computers (net of accumulated
   Depreciation of $37,000 in 2000 and $24,000 in 1999)               69,000           82,000
                                                                 -----------      -----------
      Total property and equipment                                 3,741,000        4,314,000
                                                                 -----------      -----------

Cash held in escrow                                                   99,000           96,000
                                                                 -----------      -----------

         TOTAL                                                   $ 4,637,000      $ 5,283,000
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                         $   164,000      $   148,000
   Note payable - litigation settlement                              100,000          100,000
   Obligations under capital lease
     and loans payable- current portion                              698,000        1,043,000
   Due to Allen and Company                                          300,000          300,000
   Other current liabilities                                          78,000           24,000
                                                                 -----------      -----------
      Total current liabilities                                    1,340,000        1,615,000

Note payable-litigation settlement-net of current portion            250,000          350,000
Deferred tax liability                                               416,000          416,000
Obligations under capital lease and loans payable-net
  of current portion                                               1,402,000        1,751,000
                                                                 -----------      -----------
                                                                   3,408,000        4,132,000
                                                                 -----------      -----------
Commitments, litigation and other matters

Stockholders' equity:
   Common stock                                                       73,000           73,000
   Additional paid-in capital                                      2,789,000        2,789,000
   Accumulated deficit                                            (1,633,000)      (1,711,000)
                                                                 -----------      -----------
      Total stockholders' equity                                 $ 1,229,000      $ 1,151,000
                                                                 -----------      -----------

      TOTAL                                                      $ 4,637,000      $ 5,283,000
                                                                 ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                               June 30,
                                                        -----------------------
                                                          2000           1999
                                                        ---------      --------

Revenue:
   Patient Revenue                                      $ 683,000     $ 755,000
                                                        ---------     ---------
Expenses:
   Patient Expenses                                       275,000       286,000
   Selling, General and Administrative                    293,000       318,000
                                                        ---------     ---------
      Total                                               568,000       604,000
                                                        ---------     ---------

Income (loss) before items listed below                   115,000     $ 151,000

Interest expense                                          (97,000)     (107,000)

Interest income                                             4,000         4,000
                                                        ---------     ---------
Income from Continuing Operations before tax               22,000        48,000
Income tax provision                                       12,000        19,000
                                                        ---------     ---------

Income from Continuing Operations                          10,000        29,000

Income from Discontinued Operations (less applicable       87,000            --
Income tax of $47,000)                                  ---------     ---------

Net Income                                              $  97,000     $  29,000
                                                        =========     =========

Earnings per share from continuing operations           $      --     $      --
                                                        =========     =========

Earnings per share from discontinued operations         $     .01     $      --
                                                        =========     =========

Earnings per share                                      $     .01     $      --
                                                        =========     =========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Six Months Ended
                                                                  June 30,
                                                        ---------------------------
                                                           2000             1999
                                                        -----------     -----------
Revenue:
   Patient Revenue                                      $ 1,271,000     $ 1,695,000
                                                        -----------     -----------

Expenses:
   Patient Expenses                                         556,000         559,000
   Selling, General and Administrative                      563,000         711,000
                                                        -----------     -----------
      Total                                               1,119,000       1,270,000
                                                        -----------     -----------

Income (loss) before items listed below                     152,000         425,000

Interest expense                                           (173,000)       (223,000)

Interest income                                               8,000           6,000
                                                        -----------     -----------
(Loss) Income from Continuing Operations before tax         (13,000)        208,000

Income tax provision                                         (4,000)         81,000
                                                        -----------     -----------

(Loss) Income from Continuing Operations                     (9,000)        208,000

Income from Discontinued Operations (less applicable         87,000              --
Income tax of $51,000)                                  -----------     -----------

Net Income                                              $    78,000     $   127,000
                                                        ===========     ===========

Earnings per share from continuing operations           $        --     $       .02
                                                        ===========     ===========

Earnings per share from discontinued operations         $       .01     $        --
                                                        ===========     ===========

Earnings per share                                      $       .01     $       .02
                                                        ===========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                           June 30
                                                                  ------------------------
                                                                     2000         1999
                                                                  ---------     ----------
Cash flows from operating activities:
   Net Income                                                     $  78,000     $ 127,000
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization:                                574,000       562,000
      Changes in operating assets and liabilities:
      (Increase) in receivables                                    (273,000)     (264,000)
      (Increase) in other current assets                            (22,000)           --
      Increase in payables and other current liabilities             70,000       403,000
                                                                  ---------     ---------
      Net cash provided by operating activities                     427,000       828,000

Cash flows from investing activities:
   Increase in cash held in escrow                                   (3,000)       (2,000)
   Acquired Furniture & Equipment                                        --        51,000
                                                                  ---------     ---------
   Net cash (used in) provided by  investing activities             (3,000)       49,000

Cash flows from financing activities:
   Cash received from GHS, Inc.                                          --       374,000
   Repayment of note payable                                       (100,000)           --
   Payment of capital lease obligations                            (695,000)     (687,000)
                                                                  ---------     ---------
Net cash (used in) financing activities                            (795,000)     (313,000)
                                                                  ---------     ---------

Net (decrease) increase in cash and cash equivalents              (371,000)      564,000
Cash and cash equivalents - beginning of period                     464,000        21,000
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  93,000     $ 585,000
                                                                  =========     =========
Supplemental disclosures of cash flow information:
   Cash paid for
      Interest                                                      173,000       223,000
      Income Taxes                                                    3,000         3,000

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30 2000, and for the three months ended June 30, 2000 and 1999, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Second Quarter 2000 Compared to Second Quarter 1999 and Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Results of Operations

      Patient revenue decreased approximately 10% to $683,000 in the quarter ended June 30, 2000 from $755,000 for the quarter ended June 30, 1999. The decrease was due primarily to a decrease in the number of Gamma Knife procedures at Research Medical Center in Kansas City. In the quarter ended June 30, 2000 Kansas City's revenues decreased by approximately 20% from the prior year. In Kansas City changes in the medical staff have negatively affected revenues since the fourth quarter of 1999. Patient expenses decreased approximately 4% to $275,000 from $286,000 a year earlier. Selling, general and administrative expense decreased "(S,G & A )" decrease approximately 8% to $293,000 from $318,000 for the quarter ended June 30 a year ago. The decrease was due to lower professional fees, as the Company was in settlement discussions for litigation in 1999. Interest expense decreased approximately 9% to $97,000 from $107,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. For the quarter ended June 30, 2000, Pretax income from continuing operations was $22,000 as compared to income of $48,000 for the same period a year earlier. The Company received $134,000 from collection on a sale from discontinued operations during this quarter.

      For the six months ended June 30, 2000 revenue decreased approximately 25% to $1,271,000 from $1,695,000 in the same period a year earlier. The reason for the decrease is stated above. Patient expenses decreased to $556,000 in 2000 from $559,000 in the same period in 1999. S,G & A decreased approximately 21% to $563,000 as compared to $711,000 in the same period a year earlier. The decrease was the same as stated above. Interest expense decreased approximately 22% to $173,000 from $223,000 in the same period a year ago. The reason for the decrease is the same as in the previous section. Income from operations was $78,000 for the six months ended June 30, as compared to income of $127,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

      At June 30, 2000 the Company had a working capital deficit of $537,000 as compared to $742,000 at December 31, 1999. Cash and cash equivalents at June 30, 2000 were $93,000 as compared with $464,000 at December 31, 1999.

      Net cash provided by operating activities was $427,000 as compared with $828,000 for the same period, a year earlier. Depreciation and amortization was $574,000 for the six months ended June 30, 2000 as compared to $562,000 in the year ago period. There was an increase in receivables of $273,000 during the six months ended June 30

2000 as compared to an increase of $264,000 in the previous year. Payables and accrued expenses increased $70,000 in 2000 as compared to of $403,000 in 1999.

      Net cash used in financing activities was $795,000 as compared to $313,000 for the same period a year. Notes payable decreased $100,000 in 2000. The Company paid $695,000 towards its capital lease obligations as compared to $687,000 in the same period in 1999. USN received $374,000 from GHS in 1999.

      This document contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of GHS to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the GHS group of companies, (iii) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (iv) competitive actions by other companies, and (v) other risks, as noted in USN's registration statements and periodic reports filed with the Commission.

PART II                        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. Neurosurgical, Inc.


Date    August 10, 2000                By /s/ Alan Gold
     -----------------------              -----------------------------
                                          Alan Gold
                                          Director and President
                                          Chief Executive Officer


Date    August 10, 2000                By /s/ Howard Grunfeld
    -----------------------               -----------------------------
                                          Howard Grunfeld
                                          Vice President of Finance