Form 10-Q
period 2000-09-30
US NEUROSURGICAL INC
filed 2000-11-14
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                               Commission file number
September 30, 2000                                    0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                          52-1842411
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

     Class                                       Outstanding at November 3, 2000
     -----                                       -------------------------------
Common Stock, $.01 par value                            7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                    2000           1999
                                                                -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                                   $   115,000    $   464,000
    Accounts receivable (net of reserve for doubtful accounts       445,000        300,000
        of $150,000 at September 30, 2000)
    Deferred tax asset                                               83,000         83,000
    Other current assets                                             54,000         26,000
                                                                -----------    -----------
        Total current assets                                        697,000        873,000
                                                                -----------    -----------

Gamma Knife (net of accumulated depreciation of
    $4,176,000 in 2000 and $3,483,000 in 1999)                    2,290,000      2,983,000
Leasehold improvements (net of accumulated
     amortization of $740,000 in 2000 and $592,000 in 1999)       1,101,000      1,249,000
Office furniture and computers (net of accumulated
    depreciation of 44,000 in 2000 and $24,000 in 1999)              62,000         82,000
                                                                -----------    -----------
        Total property and equipment                              3,453,000      4,314,000
                                                                -----------    -----------

Cash held in escrow                                                 100,000         96,000
                                                                -----------    -----------

        TOTAL                                                   $ 4,250,000    $ 5,283,000
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                       $    72,000    $   148,000
    Accrued litigation settlement                                   150,000        100,000
    Obligations under capital lease
     and loans payable- current portion                             793,000      1,043,000
    Due to Allen and Company                                        300,000        300,000
    Other current liabilities                                        44,000         24,000
                                                                -----------    -----------
        Total current liabilities                                 1,359,000      1,651,000

Accrued litigation settlement                                       200,000        350,000
Deferred tax liability                                              416,000        416,000
Obligations under capital lease and loans payable
    Net of current portion                                        1,099,000      1,751,000
                                                                -----------    -----------
                                                                  3,074,000      4,132,000

Stockholders' equity:
    Common stock                                                     73,000         73,000
    Additional paid-in capital                                    2,789,000      2,789,000
    Accumulated deficit                                          (1,686,000)    (1,711,000)
                                                                -----------    -----------
        Total stockholders' equity (deficiency)                   1,176,000      1,151,000
                                                                -----------    -----------

        TOTAL                                                   $ 4,250,000    $ 5,283,000
                                                                ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                            2000         1999
                                                         ---------    ---------
Revenue:
    Patient Revenue                                      $ 653,000    $ 808,000
                                                         ---------    ---------

Expenses:
    Patient Expenses                                       304,000      298,000
    Selling, General and Administrative                    404,000      339,000
                                                         ---------    ---------
        Total                                              708,000      637,000
                                                         ---------    ---------

(Loss) income from operations                              (55,000)     171,000

Interest expense                                           (62,000)     (95,000)

Interest income                                              2,000        6,000
                                                         ---------    ---------

(Loss) income from continuing operations                  (115,000)      82,000
before income tax
Income tax (benefit) provision                             (40,000)      29,000
                                                         ---------    ---------

(Loss) income  from Continuing operations                  (75,000)      53,000

Income from Discontinued Operations (less applicable        22,000           --
Income tax of $ 10,000)
                                                         ---------    ---------
Net (Loss) income                                        $ (53,000)   $  53,000
                                                         =========    =========

Earnings per share from continuing operations            $    (.01)   $     .01
                                                         =========    =========

Earnings per share from discontinued operations                 --           --

Earnings per share                                       $    (.01)   $     .01
                                                         =========    =========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                           2000           1999
                                                       -----------    -----------
Revenue:
    Patient Revenue                                    $ 1,924,000    $ 2,503,000
                                                       -----------    -----------

Expenses:
    Patient Expenses                                       860,000        957,000
    Selling, General and Administrative                    967,000        950,000
                                                       -----------    -----------
        Total                                            1,827,000      1,907,000
                                                       -----------    -----------

Income from operations                                      97,000        596,000

Interest expense                                          (235,000)      (318,000)

Interest income                                             10,000         12,000
                                                       -----------    -----------

(Loss) income from continuing operations                  (128,000)       290,000
before income tax
Income tax (benefit) provision                             (44,000)       110,000
                                                       -----------    -----------

(Loss) income  from continuing operations                  (84,000)       180,000

Income from Discontinued Operations (less applicable       109,000             --
Income tax of $ 61,000)
                                                       -----------    -----------
Net Income                                             $    25,000    $   180,000
                                                       ===========    ===========

Earnings per share from continuing operations          $      (.01)   $       .02
                                                       ===========    ===========

Earnings per share from discontinued operations        $       .01    $        --
                                                       ===========    ===========

Earnings per share                                     $        --    $       .02
                                                       ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September  30
                                                                                  -----------------
                                                                                  2000           1999
                                                                              -----------    -----------
Cash flows from operating activities:
        Net (loss) income                                                     $    25,000    $   180,000
        Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for doubtful accounts                                    150,000             --
               Depreciation and amortization:                                     861,000        845,000
               Changes in operating assets and liabilities:
               Increase in receivables                                           (295,000)      (187,000)
               Increase in other assets                                           (28,000)       (18,000)
               (Decrease) increase in payable and other current liabilities       (56,000)       316,000
               Deferred tax benefit                                                    --         70,000
                                                                              -----------    -----------
        Net cash provided by operating activities                                 657,000      1,203,000
                                                                              -----------    -----------

Cash flows from investing activities :
               Increase in cash held in escrow                                     (4,000)        (3,000)
                                                                              -----------    -----------
Net cash(used in investing activities                                              (4,000)        (3,000)
                                                                              -----------    -----------

Cash flows from financing activities:
        Cash received from GHS, Inc.                                                   --        525,000
        Repayment of note payable                                                (100,000)            --
        Payment of capital lease obligations                                     (902,000)    (1,047,000)
                                                                              -----------    -----------
Net cash used in financing activities                                          (1,002,000)      (522,000)
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                             (349,000)       681,000
Cash and cash equivalents - beginning of period                                   464,000         21,000
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         115,000    $   702,000
                                                                              ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid for
        Interest                                                                  235,000        318,000
        Income Taxes                                                                5,000          7,000

    Contribution of amount formerly due to GHS, Inc. to capital                        --      2,078,000
    Contribution of fixed assets of GHS, Inc.                                          --         51,000

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Third Quarter 2000 Compared to Third Quarter 1999 and Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Results of Operations

      Patient revenue decreased 19% to $653,000 in the quarter ended September 30, 2000 from $808,000 for the quarter ended September 30, 1999. The decrease was due to a decrease in patient treatments as well as decreased reimbursements. The decreases in patient treatments occurred primarily at the RMC site in Kansas City. In addition, at the end of the quarter, the Company began to reload the cobalt in the Gamma Knife at the RMC site, resulting in a closure to the center for three weeks. This is a normal occurrence that needs to be done every seven years. Patient expenses increased 2% to $304,000 from $298,000 in the same period from a year earlier. Selling, general and administrative expense for the quarter ended September 30 increased 19% to $404,000 from $339,000 a year ago. The Company established a reserve of approximately $150,000 during the quarter to cover a potential deduction to its accounts receivable caused by a retroactive reduction in fees paid by NYU. Some of the increase was offset by a decrease in professional fees incurred in the previous year for the spin-off of USN from GHS, Inc. Interest expense decreased 35% to $62,000 from $95,000 in the same period a year earlier. The decrease was due to increased principal payments on USN's Gamma Knife capital leases. For the quarter ended September 30, 2000, the net loss from continuing operations was $75,000 as compared to income of $53,000 for the same period a year earlier. The Company received $32,000 from collection on a sale from discontinued operations during this quarter.

      For the nine months ended September 30, revenue decreased 23% to $1,924,000 from $2,503,000 in the same period a year earlier. The decrease is due the decrease in patient treatments, as described above. Patient expenses decreased 10% to $860,000 in 2000 from $957,000 in the same period in 1999. Selling, general and administrative expenses increased to $967,000 as compared to $950,000 in the same period, a year earlier. Interest expense decreased 26% to $235,000 from $318,000 in the same period a year ago due to paydown of principal on the Gamma Knife capital leases. Loss from continuing operations was $84,000 for the nine months ended September 30, 2000 as compared to income of $180,000 for the nine months ended September 30, 1999. The Company received $170,000 from collection on a sale from discontinued operations during nine months ended September 30 2000.

Liquidity and Capital Resources

      At September 30, 2000 the Company had a working capital deficit of $662,000 as compared to a deficit of $778,000 at December 31, 1999. Cash and cash equivalents at September 30, 2000 were $115,000 as compared with $464,000 at December 31, 1999. The decrease was due to paydown of capital leases as well as a delay in payment from the NYU site.

      Net cash provided by operating activities was $657,000 for the nine months ended September 30, 2000 as compared with $1,203,000 for the same period, a year earlier. Depreciation and amortization was $861,000 for the nine month period ended September 30, 2000 and was 845,000 in the 1999 period. There was an increase in gross accounts receivable of $295,000 in 2000 and $187,000 during the nine months ended September 30, 1999.

      Payables and accrued expenses decreased $56,000 for the nine months ended September 30, 2000 as compared to an increase of $316,000 for the same period in 1999.

      Net cash used in financing activities was $1,002,000 for the nine months ended September 30, 2000 as compared to $522,000 for the same period a year ago. The Company paid $902,000 towards its capital lease obligations for the nine months ended September 30, 2000 as compared to $1,047,000 in the same period in 1999. During the current quarter the company completed payment on its RMC Gamma Knife lease. The company will be financing approximately $1,000,000 in the fourth quarter to pay for the reload of the cobalt in Kansas City. Notes payable decreased by $100,000 in 2000. USN received a $525,000 contribution from GHS in 1999.

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

                                        U.S. NEUROSURGICAL, INC.


Date November 10, 2000                  By /s/ Alan Gold
                                          --------------------------------------
                                          Alan Gold
                                          Director and President
                                          Chief Executive Officer


Date November 10, 2000                  By  /s/ Howard Grunfeld
                                           -------------------------------------
                                           Howard Grunfeld
                                           Chief Financial Officer