Form 10-K
period 2000-12-31
US NEUROSURGICAL INC
filed 2001-04-12
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  Commission File No.
     December 31, 2000                                           0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                               52-1842411
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland           20850
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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $120,000 on March 20, 2001, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 20, 2001, was 7,316,685.

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

U. S. NeuroSurgical, Inc.
FO
General

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

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 2000, there were approximately 50 Gamma Knife treatment centers in the United States.

Gamma Knife Technology

      The Leksell Gamma Knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery. The Gamma Knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity. The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull . The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter). Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

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

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., USN's former parent, ("GHS") sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN's facility agreements with RMC expire in 2015 and there are no renewal options. For the year ended December 31, 2000 and the fiscal years 1999 and 1998 USN derived revenues from the RMC center of approximately $1,341,000,

$2,081,000 and $1,425,000, respectively, as a result of 116, 153 and 124 procedures performed, respectively, during such periods.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The lease term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. The Company has retained a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN's facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. NYU provides the medical and technical staff to operate the facility. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter. For the years ended December 31, 2000, 1999, and 1998, USN derived revenues from the NYU center of approximately $1,207,000, $980,000, and $890,000, respectively, as a result of 121, 98, and 89 procedures performed, respectively, during such periods.

      In March 1997, USN refinanced the lease on the RMC Gamma Knife with DVI. The effects of this transaction were to lower its interest costs to 10.4 % per annum and provide proceeds to pay for the buildout of The NYU Gamma Knife suite. USN also commenced loans with DVI for working capital of $188,000 to finance the remainder of the buildout. These loans had three year terms and were paid off in 1999 and 2000.

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

Gamma Knife Financing

      The Gamma Knife is an expensive piece of equipment presently costing approximately $3,400,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. On February 8, 2000, the Company entered into a cobalt reloading agreement with Elekta for the RMC Gamma Knife in the amount of $650,000, which is being financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In the fourth quarter of 2000 the Company completed the reload on the RMC unit. The cost to transport it and install into the machine were approximately $200,000 and were financed by DVI at the same terms as above, requiring forty monthly installments of $5,782.

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

Employees

      U.S. Neurosurgical, Inc. has five full-time employees and one part-time employee. Of these employees, three are engaged in sales and marketing, one physicist, and two in administration and office support.

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $35,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. USN's agreements with RMC expire in September 2015 and there are no renewal options. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter.

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from September 17, 1999 through December 31, 2000. There were no quotes in the period from September 17, 1999 to September 30, 1999.

         Period                                        High Bid         Low Bid
         ------                                        --------         -------

September 17 - September 30, 1999                         --              --

October 1 - December 31, 1999                            .62             .06

January 1 - March 31, 2000                               .16             .12

April 1 -  June 30, 2000                                 .14             .09

July 1 - September 30, 2000                              .10             .08

October 1 - December 31, 2000                            .09             .04

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 23, 2001, there were approximately 400 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1996 through 2000. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------
                                                  2000         1999         1998          1997          1996
                                                  ----         ----         ----          ----          ----
Operating Revenue                              $ 2,575       $3,089      $ 2,332       $ 1,830       $ 1,452
Expenses:
Patient expense                                  1,097        1,115        1,221           843           574
General and administrative                       1,366        1,445        1,148           585           417
 Interest expense                                  318          409          555           485           302
Net Income (loss)                                  (17)          66       (1,011)          (53)           95
Basic and diluted Income per common share      $  0.00       $ 0.01      ($ 0.14)      ($ 0.01)      $  0.01

                                                                        December 31,
                                                  2000         1999         1998          1997          1996
                                                  ----         ----         ----          ----          ----
Balance Sheet Data:
Cash and cash equivalents                      $   286       $  464      $    21       $    60       $    14
Total assets                                     4,856        5,283        5,811         6,836         6,604
Long-term obligations                            2,168        2,517        3,514         4,667         5,659
Stockholders equity (deficiency)                 1,131        1,151       (1,043)         (657)         (712)

(1) For the years ended December 31, 1996 through 1999 the per share information presented is proforma. Pro forma basic and diluted income (loss) per common share is calculated assuming that the Spin-off and the stock-split of USN Common Stock required to effect Spin-off had occurred as of January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

2000 Compared to 1999

      Patient revenue decreased 17% to $2,575,000 in 2000 from $3,089,000 in 1999. The decrease was a result of two factors. The center in Kansas City closed for more than one month at the end of the third quarter 2000 in order to reload the cobalt source. In addition, effective August 1, 2000, the Department of Health and Human Services implemented the Ambulatory Product Classifications ("APC") Medicare outpatient payment system. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an outpatient basis has decreased by as much as 80%. Patient expenses decreased 2% to $1,097,000 in 2000 from $1,115,000 in 1999. Selling, general and administrative expense (S,G & A) decreased 6% to $1,366,000 in 2000 from $1,455,000 in 1999, primarily due to reduced professional fees.

      As a result of the above income from operations declined to $112,000 from $529,000 in 1999. Interest expense declined to $318,000 in 2000 from $409,000 in 1999. This was due to the paydown of principal on the Gamma Knife lease. The Company also had extraordinary income of $109,000, net of taxes, in 2000 from a collection of a receivable which originated with GHS. The net loss was $17,000 in 2000 compared to net income of $66,000 in 1999.

1999 Compared to 1998

      Patient revenue increased 32% to $3,089,000 in 1999 from $2,332,000 in 1998. The increase was due to an increase in the number of treatments at our New York and Kansas City centers. The Company has increased its marketing and training of physicians at the NYU facility and expects to continue to increase its presence at both of the centers. Patient expenses decreased 9% to $1,115,000 in 1999 from $1,221,000 in 1998. S,G & A increased 26% to $1,445,000 in 1999 from $1,148,000 in 1998. The increase was due to professional fees related to the spin-off of USN by GHS, Inc of $250,000. In 1998 the Company incurred expenses of $934,000 related to a litigation settlement (See Item 13). There was no such expense in 1999.

      For the year ended December 31, 1999 income from operations was $529,000 compared to a loss of $971,000 in 1998. Interest expense decreased to $409,000 in 1999 compared to $555,000 in 1998. The decrease was due to paydown of principal on the Gamma Knife capital leases. Net income in 1999 was $66,000 as compared to a loss of $1,011,000 in 1998.

Liquidity and Capital Resources

      At December 31, 2000 the Company had a working capital deficit of $787,000 as compared to $742,000 at December 31, 1999. Cash and cash equivalents at December 31, 2000 were $286,000 as compared to $464,000 at December 31, 1999. The decrease is primarily due to a lengthy collection process from one of its clients. Net cash provided by operating activities was $910,000 as compared with $1,334,000 for the same period, a year earlier. Depreciation and amortization was $1,174,000 as compared to $1,136,000 in 1999.

      Net cash used in investing activities for the year ended 2000 was $850,000 as compared to $42,000 in the year ago period. The Company reloaded the cobalt on its Kansas City unit during the current year.

      Net cash used in financing activities for the year ended December 31, 2000 was $238,000 as compared to $849,000 in 1998. The Company paid $1,079,000 towards its capital leases in 2000 as compared to $1,423,000 in 1999. During 2000 the lease for the Kansas City Gamma Knife was paid in full. The Company financed $844,000 for the reload of the cobalt and improvements. There were cash and services received by GHS of $674,000 in 1999.

      The leases for the NYU equipment require annual payments of $792,000. The Kansas City Cobalt reload has annual payments of $300,000. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of closing of the settlement and $150,000 on the second anniversary of such closing. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

1998                                                    31-Mar    30-Jun   30-Sep   31-Dec      Year
                                                        ------    ------   ------   ------      ----
Revenue                                                   $588      $675     $472     $597    $2,332
Income (Loss) from operations                              104         1      (90)    (986)     (971)
Net Income (loss)                                            1      (104)    (150)    (758)   (1,011)
Basic and diluted Income per common share                $0.00    ($0.02)  ($0.02)  ($0.10)   ($0.14)

1999                                                    31-Mar    30-Jun   30-Sep   31-Dec      Year
                                                        ------    ------   ------   ------      ----
Revenue                                                   $940      $755     $808     $586    $3,089
Income (Loss) from operations                              274       151      171      (67)      529
Net Income (loss)                                           98        29       53     (114)       66
Basic and diluted Income per common share                $0.01     $0.00    $0.01   ($0.02)    $0.01

2000                                                    31-Mar    30-Jun   30-Sep   31-Dec      Year
                                                        ------    ------   ------   ------      ----
Revenue                                                   $588      $683     $653     $651    $2,575
Income (Loss) from operations                               37       115      (55)      15       112
Net Income (loss)                                          (23)       97      (53)     (38)      -17
Basic and diluted Income per common share                $0.00     $0.01   ($0.01)   $0.00     $0.00

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

         Name                      Age        Position
         ----                      ---        --------

     Alan Gold                      56        President & Chairman

     William F. Leimkuhler          49        Director

     Charles H. Merriman, III       66        Director

     Howard Grunfeld                40        Vice President--Finance, Treasurer

     Susan Greenwald                55        Vice President and Secretary

      Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 56, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler, 49, acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

      Charles H. Merriman, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 66, is a Managing Director of the Investment Banking and Corporate Finance Department of Scott & Stringfellow, an investment banking firm where he has been employed since 1972. Mr . Merriman has extensive knowledge of USN's primary focus on healthcare and technology.

      Howard Grunfeld has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 40, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

      Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 55, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

      Pursuant to the Company's bylaws, the Company's Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2000, the Board of Directors held two meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

      Pursuant to the Company's bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2000, all filing requirements applicable to its officers and directors were complied with by such individuals.

      ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 2000, 1999, and 1998, for the Chief Executive Officer of the Company. Prior to the Spin-off all amounts were paid by GHS.

                           Summary Compensation Table

                           Annual Compensation
Name and                   -------------------
Principal Position         Year             Salary($)
------------------         ----             ---------
Alan Gold                  2000             $254,000
President & Director       1999             $191,000
                           1998             $207,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2001, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                         Number of Shares
Name and Address                           Beneficially            Percent of
of Beneficial Owner                         Owned (1)                 Class
-------------------                         ---------                 -----
Alan Gold (2)                                  640,246                  8.6%
2400 Research Blvd
Rockville, MD                                                         20850

William F. Leimkuhler                               --                   --
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III                         30,672                    *
C/O Scott & Stringfellow
PO Box 1575
Richmond, VA 23218

Howard Grunfeld                                 55,900                    *
2400 Research Blvd
Rockville, MD 20850

Stanley S. Shuman (3)                        2,743,000                 37.5%
711 Fifth Avenue
New York, NY                                                          10022

Allen & Company Incorporated                 1,902,000                 26.0%
711 Fifth Avenue
New York, NY 10022

Research Medical Center                        375,000                  5.1%
2316 East Meyer Blvd
Kansas City, MO 64132

All Directors and Officers of USN              726,818                  9.9%
as a group (2) (four persons)

----------------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 640,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

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

      In June 1997, the Company instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, USN, Alan Gold and Allen & Co. Incorporated, a significant stockholder of GHS, citing various claims including causes of action for breach of contract and fraud. USN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship.

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

      As consideration for financial advisory services rendered by Allen & Company Incorporated ("Allen") to GHS in connection with GHS's acquisition of ChangeYourLife.com, LLC and Concept Development Inc. on May 27, 1999, GHS agreed to pay Allen a financial advisory fee of $400,000, payable in installments of $100,000 on each of August 1, 1999, August 1, 2000, September 1, 2000 and October 1, 2000. As a result of the Assignment and Assumption Agreement entered into between GHS and USN in connection with USN's Spinoff from GHS, USN will be solely responsible for the payment of such fees because such fees relate to events occurring prior to May 27 , 1999. Allen is a significant shareholder of the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                                    Page No.
      Consolidated Financial Statements of the Company
          Independent Auditors Report                                 F-2
          Balance Sheet as of December 31, 2000 and 1999              F-3
          Statements of Operations for the years ended
                 December 31, 2000, 1999, and 1998.                   F-4
          Statements of Changes in Stockholders' Equity
                 for the period January 1, 1998 through
                 December 31, 2000                                    F-5
          Statements of Cash Flows for the year ended
                 December 31, 2000, 1999, and 1998.                   F-6
          Notes to Financial Statements                               F-7

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

(n)   List of Subsidiaries (1)

(1) Previously filed as an exhibit to the Form 10. Registration Statement of USN filed with the SEC on August 25, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2001

                        U.S. Neurosurgical, Inc.
                        (Registrant)


                        By /s/ Alan Gold
                           --------------------------------------------------
                           Alan Gold
                           President and Chief Executive Officer


                        By /s/ Howard Grunfeld
                           --------------------------------------------------
                           Howard Grunfeld
                           Vice President of Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 11, 2001                    /s/ Alan Gold
                                  --------------------------------------------
                                  Alan Gold
                                  President and Director
                                  (Chief Executive Officer)

April 11, 2001                    /s/ William F. Leimkuhler
                                  --------------------------------------------
                                  William F. Leimkuhler
                                  Director

April 11, 2001                    /s/ Charles H. Merriman III
                                  --------------------------------------------
                                  Charles H. Merriman III
                                  Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

    Independent auditors' report                                             F-2

    Balance sheets as of December 31, 2000 and 1999                          F-3

    Statements of operations for the years ended
       December 31, 2000, 1999 and 1998                                      F-4

    Statements of stockholders' equity for the years ended
       December 31, 2000, 1999 and 1998                                      F-5

    Statements of cash flows for the years ended
       December 31, 2000, 1999 and 1998                                      F-6

    Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
January 24, 2001

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                       -----------------------------
                                                                                           2000              1999
                                                                                       -----------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $   286,000       $   464,000
    Accounts receivable, net of allowance of $150,000 in 2000                              300,000           240,000
    Accounts receivable - stockholder                                                       97,000            60,000
    Deferred tax asset                                                                      60,000            83,000
    Other current assets                                                                    27,000            26,000
                                                                                       -----------       -----------
          Total current assets                                                             770,000           873,000
                                                                                       -----------       -----------

Property and equipment:
    Gamma Knives (net of accumulated depreciation of $4,407,000 in 2000 and
       $3,483,000 in 1999)                                                               2,058,000         2,983,000
    Leasehold improvements (net of accumulated amortization of $818,000 in 2000
       and $592,000 in 1999)                                                             1,868,000         1,249,000
    Office furniture and computers (net of accumulated depreciation of $48,000 in
       2000 and $24,000 in 1999 )                                                           59,000            82,000
                                                                                       -----------       -----------
                                                                                         3,985,000         4,314,000
                                                                                       -----------       -----------

Cash held in escrow                                                                        101,000            96,000
                                                                                       -----------       -----------

                                                                                       $ 4,856,000       $ 5,283,000
                                                                                       ===========       ===========

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                              $   106,000       $   148,000
    Note payable - litigation settlement-current portion                                   150,000           100,000
    Obligations under capital lease and loans payable - current portion                    841,000         1,043,000
    Due to stockholder                                                                     300,000           300,000
    Income tax payable                                                                     135,000
    Other current liabilities                                                               25,000            24,000
                                                                                       -----------       -----------

          Total current liabilities                                                      1,557,000         1,615,000

Note payable - litigation settlement - net of current portion                              200,000           350,000
Deferred tax liability                                                                     250,000           416,000
Obligations under capital lease and loans payable - net of current portion               1,718,000         1,751,000
                                                                                       -----------       -----------
                                                                                         3,725,000         4,132,000
                                                                                       -----------       -----------
Commitments, litigation and other matters (Notes B,C,G and H )

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares
    authorized; 7,316,685 shares issued                                                     73,000            73,000
Additional paid-in capital                                                               2,789,000         2,789,000
Accumulated deficit                                                                     (1,728,000)       (1,711,000)
Treasury stock, at cost                                                                     (3,000)
                                                                                       -----------       -----------
                                                                                         1,131,000         1,151,000
                                                                                       -----------       -----------

                                                                                       $ 4,856,000       $ 5,283,000
                                                                                       ===========       ===========


See notes to consolidated financial statements                               F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2000             1999              1998
                                                              -----------       -----------       -----------
Revenue (Notes B and C)                                       $ 2,575,000       $ 3,089,000       $ 2,332,000
                                                              -----------       -----------       -----------

Costs and expenses:
    Patient expenses                                            1,097,000         1,115,000         1,221,000
    Selling, general and administrative                         1,366,000         1,445,000         1,148,000
    Litigation settlement                                                                             934,000
                                                              -----------       -----------       -----------

                                                                2,463,000         2,560,000         3,303,000
                                                              -----------       -----------       -----------

Income (loss) from operations                                     112,000           529,000          (971,000)
                                                              -----------       -----------       -----------

Interest expense                                                 (318,000)         (409,000)         (555,000)
Interest income                                                    12,000            19,000             4,000
                                                              -----------       -----------       -----------

                                                                 (306,000)         (390,000)         (551,000)
                                                              -----------       -----------       -----------

(Loss) income before income taxes and extraordinary item         (194,000)          139,000        (1,522,000)
Income tax (benefit) provision                                    (68,000)           73,000          (511,000)
                                                              -----------       -----------       -----------

(Loss) income before extraordinary item                          (126,000)           66,000        (1,011,000)

Extraordinary item (less applicable
    income tax of $61,000)                                        109,000
                                                              -----------       -----------       -----------

Net (loss) income                                             $   (17,000)      $    66,000       $(1,011,000)
                                                              ===========       ===========       ===========

Basic and diluted net (loss) income per share:

    (Loss) income before extraordinary item                   $      (.01)      $       .01       $      (.14)

    Extraordinary item                                                .01
                                                              -----------       -----------       -----------

    Net (loss) income                                         $         0       $       .01       $      (.14)
                                                              ===========       ===========       ===========

Weighted average common shares outstanding                      7,312,575         7,316,685         7,316,685
                                                              ===========       ===========       ===========


See notes to consolidated financial statements                               F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                         Common Stock                                Treasury Stock
                                                      ------------------                             -----------------
                                                       Number             Additional                 Number
                                                         of                Paid-in     Accumulated     of
                                                       Shares    Amount    Capital       Deficit     Shares    Amount      Total
                                                      ---------  -------  ----------   -----------   -------  --------  -----------
Balance - January 1, 1998                                   100  $     0  $  109,000   $  (766,000)        0  $      0  $  (657,000)
Selling, general and administrative services
    contributed by GHS, Inc.                                                 341,000                                        341,000
Portion of litigation settlement paid by GHS, Inc.                           284,000                                        284,000
Net loss for the year ended December 31, 1998                                           (1,011,000)                      (1,011,000)
                                                      ---------  -------  ----------   -----------   -------  --------  -----------

Balance - December 31, 1998                                 100        0     734,000    (1,777,000)        0         0   (1,043,000)
Issuance of common stock in connection with
    spin-off from GHS, Inc.                           7,316,585   73,000     (73,000)                                             0
Contribution by GHS, Inc. of intercompany
    receivable                                                             1,340,000                                      1,340,000
Contribution of cash by GHS, Inc.                                            374,000                                        374,000
Selling, general and administrative services
    contributed by GHS, Inc.                                                 300,000                                        300,000
Contribution of U.S. NeuroSurgical Physics, Inc.
    common stock by GHS, Inc.                                                114,000                                        114,000
Net income for the year ended December 31, 1999                                             66,000                           66,000
                                                      ---------  -------  ----------   -----------   -------  --------  -----------

Balance - December 31, 1999                           7,316,685   73,000   2,789,000    (1,711,000)        0         0    1,151,000
Purchase of 40,000 shares of treasury stock                                                          (40,000)   (3,000)      (3,000)
Net loss for the year ended December 31, 2000                                              (17,000)                         (17,000)
                                                      ---------  -------  ----------   -----------   -------  --------  -----------

Balance - December 31, 2000                           7,316,685  $73,000  $2,789,000   $(1,728,000)  (40,000) $ (3,000) $ 1,131,000
                                                      =========  =======  ==========   ===========   =======  ========  ===========


See notes to consolidated financial statements                               F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31,
                                                                               -----------------------------------------------
                                                                                    2000             1999              1998
                                                                               -----------       -----------       -----------
Cash flows from operating activities:
    Net (loss) income                                                          $   (17,000)      $    66,000       $(1,011,000)
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Provisions for doubtful accounts                                         150,000
          Depreciation and amortization                                          1,174,000         1,136,000         1,121,000
          Deferred income tax (benefit) provision                                 (143,000)          143,000          (260,000)
          Accrued litigation settlement                                                                                650,000
          Changes in:
             Accounts receivable                                                  (210,000)         (166,000)          (24,000)
             Accounts receivable - stockholder                                     (37,000)          104,000            (5,000)
             Other current assets                                                   (1,000)            1,000            (3,000)
             Accounts payable and accrued expenses                                (142,000)           26,000             7,000
             Other current liabilities                                             136,000            24,000
                                                                               -----------       -----------       -----------

                Net cash provided by operating activities                          910,000         1,334,000           475,000
                                                                               -----------       -----------       -----------

Cash flows from investing activities:
    Property and equipment                                                        (845,000)          (38,000)          (20,000)
    Increase in cash held in escrow                                                 (5,000)           (4,000)           (3,000)
                                                                               -----------       -----------       -----------

                Net cash used in investing activities                             (850,000)          (42,000)          (23,000)
                                                                               -----------       -----------       -----------

Cash flows from financing activities:
    Repayment of capital lease and loan obligations                             (1,079,000)       (1,423,000)       (1,195,000)
    Cash received on financing of equipment                                        844,000
    Selling, general and administrative services contributed by GHS, Inc.                            300,000           341,000
    Portion of litigation settlement paid by GHS, Inc.                                                                 284,000
    Increase in due to GHS, Inc.                                                                                        79,000
    Cash received from GHS, Inc.                                                                     374,000
    Purchase of treasury stock                                                      (3,000)
    Payment of liability assumed in connection with spin-off                                        (100,000)
                                                                               -----------       -----------       -----------

                Net cash used in financing activities                             (238,000)         (849,000)         (491,000)
                                                                               -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                              (178,000)          443,000           (39,000)
Cash and cash equivalents - beginning of year                                      464,000            21,000            60,000
                                                                               -----------       -----------       -----------

Cash and cash equivalents - end of year                                        $   286,000       $   464,000       $    21,000
                                                                               ===========       ===========       ===========

Supplemental disclosures of cash flow information:
    Cash paid for:
     Interest                                                                  $   318,000       $   427,000       $   555,000
     Income taxes                                                              $     1,000       $    12,000

Supplemental disclosures of noncash financing activities:
    Contribution of amounts previously due to GHS, Inc., legal settlement
       paid and property and equipment                                                           $ 1,910,000
    Assumed liabilities in connection with spin-off from GHS, Inc.                               $  (456,000)


See notes to consolidated financial statements                               F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of preparation:

      U.S. NeuroSurgical, Inc. ("USN") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. ("USNP") administers the billing and collection of the fees charged by the physicist who operates the Kansas City gamma knife. USN and USNP are collectively referred to herein as the Company. The Company was a wholly owned subsidiary of GHS, Inc. ("GHS"), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to USN. On May 20, 1999 the Board of Directors of USN authorized a stock split of USN's common stock which would result in the number of outstanding shares of USN common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, USN became a publicly held company.

      The consolidated financial statements include the accounts of USN and USNP. All intercompany transactions and balances have been eliminated.

      Management of the Company believes that its cash from operations plus cash on hand as of December 31, 2000 will be sufficient to fund its cash requirements through at least January 1, 2002, although there can be no assurances that this will be the case.

[2]   Revenue recognition:

      Patient revenue is recognized when the Gamma Knife procedure is rendered.

[3]   Long-lived assets:

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[4]   Depreciation and amortization:

      The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the life of the leases.

[5]   Net earnings (loss) per share:

      Net earnings (loss) per share gives retroactive effect to the stock split and spin-off described in Note A[1].

[6]   Statements of cash flows:

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[7]   Estimates and assumptions:

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]   Fair values of financial instruments:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, certificates of deposit, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2000 and 1999 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2000 and 1999.

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a stockholder of the Company for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC's fees for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2000 and 1999, the escrow account had a balance of $101,000 and $96,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company had patient revenue from RMC in the amounts of $1,341,000, $2,081,000 and $1,425,000 for the years ended December 31,
      2000, 1999 and 1998, respectively.

[2]   Ground lease agreement:

      USN constructed a facility in Kansas City, Missouri on property which the Company leases from RMC. The lease term is for a period of 21 years commencing September 1994. The lease provides for rent at $3,600 per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vests in RMC.

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY
         MEDICAL CENTER ("NYU")

During November 1996, USN entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of seven years ("the term"), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition will be the liability of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU is to pay USN a scheduled fee based on the number of patient procedures performed. The Company had patient revenue from NYU in the amounts of $1,234,000, $1,008,000 and $907,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

USN acquired its first Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000 under a capital lease. The Company refinanced the lease with DVI Financial Services, Inc. ("DVI") under a 39-month capital lease with an implicit interest rate of approximately 10.4%.

On December 6, 1994, USN entered into an additional agreement with Elekta to acquire a second Gamma Knife ("Knife 2') for $2,900,000 which was also financed by DVI pursuant to a capital lease obligation. The lease terms provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty month Treasury Note rate.

In addition, USN had entered into two (2) three-year loans with DVI in the amounts of $325,000 and $163,000 to finance the leasehold improvements required to install the Gamma Knife at NYU. The loans were repaid in full during 1999 and 2000, respectively. The leases and loans payable were collateralized by all the assets of the Company.

During 2000, USN entered into two(2) three-year loans with DVI in the amounts of $625,000 and $194,000 to finance the removal and reinstallation of the supply of cobalt at RMC. The loans bear interest at 10.7% per annum and are collateralized by the Gamma Knife at RMC.

The obligations under the capital lease and loans payable are as follows:

                                                         December 31,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
      Capital leases - Gamma Knife                $1,750,000      $2,763,000
      Loans payable - leasehold improvements         809,000          31,000
                                                  ----------      ----------

                                                   2,559,000       2,794,000
      Less current portion                           841,000       1,043,000
                                                  ----------      ----------

                                                  $1,718,000      $1,751,000
                                                  ==========      ==========

Future payments as of December 31, 2000 on the equipment leases and loans are as follows:

         Year Ending
         December 31,
         ------------
            2001                                          $ 1,094,000
            2002                                            1,094,000
            2003                                              764,000
            2004                                               49,000
                                                          -----------

                                                            3,001,000
            Less interest                                     442,000
                                                          -----------

            Present value of net minimum obligation       $ 2,559,000
                                                          ===========

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE E - CONCENTRATIONS

For the years ended December 31, 2000, 1999 and 1998, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2000 and 1999.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE F - TAXES

The components of the income tax provision (benefit) are as follows:

                                                   Year Ended December 31,
                                          -----------------------------------------
                                             2000            1999            1998
                                          ---------       ---------       ---------
      Current:
          Federal                         $  65,000       $ (70,000)      $(201,000)
          State                              10,000                         (50,000)
                                          ---------       ---------       ---------

                                             75,000         (70,000)       (251,000)
                                          ---------       ---------       ---------

      Deferred:
          Federal                          (121,000)        114,000        (208,000)
          State                             (22,000)         29,000         (52,000)
                                          ---------       ---------       ---------

                                           (143,000)        143,000        (260,000)
                                          ---------       ---------       ---------

      Income tax provision (benefit)      $ (68,000)      $  73,000       $(511,000)
                                          =========       =========       =========

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                 2000            1999           1998
                                                              ---------       ---------      ---------
      Income tax (benefit) at the federal statutory rate      $ (65,000)      $  47,000      $(517,000)
      State income tax (benefit), net of federal taxes           (3,000)          7,000        (80,000)
      Accrued litigation settlement                                                            114,000
      Other                                                                      19,000        (28,000)
                                                              ---------       ---------      ---------

      Income tax provision (benefit)                          $ (68,000)      $  73,000      $(511,000)
                                                              =========       =========      =========

Items which give rise to deferred tax assets and liabilities are as follows:

                                                                            December 31,
                                                                     -------------------------
                                                                        2000            1999
                                                                     ---------       ---------
      Deferred tax asset:
          Litigation settlement accrued for financial reporting
             purposes, deductible when paid for tax purposes         $ 140,000       $ 180,000
      Net operating loss                                                                43,000
      Deferred tax liability:
          Excess of tax depreciation over book depreciation           (330,000)       (556,000)
                                                                     ---------       ---------

      Net deferred tax liability                                     $(190,000)      $(333,000)
                                                                     =========       =========

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE F - TAXES (CONTINUED)

In 2000 and 1999, no valuation allowance was provided for the deferred tax asset because management believes that it is more likely than not that the benefit will be realized through future taxable income.

NOTE G - LITIGATION

In settlement of a litigation in May 1999, the Company paid $200,000 cash and issued promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. The Settlement Notes are secured by a second-priority security interest in the Company's receivables from its Kansas City and New York Gamma Knife centers. During 1998, $934,000 was charged to expense for this settlement including the value of 68,688 shares of common stock issued by GHS.

NOTE H - COMMITMENTS

Leases:

The Company leases office space under an operating lease expiring March 2003. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2000, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B
(2) are as follows:

                           2001                 $  36,000
                           2002                    36,000
                           2003                    12,000
                           2004                     4,000
                           2005                     4,000
                           Thereafter              40,000
                                                ---------

                                                $ 132,000
                                                =========

Rent expense was approximately $34,000, $33,000 and $21,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Gamma Knives:

The Company is required to reload cobalt at each facility approximately every 7 years. The cobalt of RMC was reloaded in 2000 (see Note D). The NYU facility will require cobalt reload in approximately 2003.

NOTE I - EMPLOYEES' 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for the year ended 2000, 1999 and 1998 were $14,000, $14,000 and $13,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE J - RELATED PARTY TRANSACTIONS9+

[1]   The amount due to stockholder is due on demand without interest.

[2] The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president's salary for the year ended December 31, 2000, 1999 and 1998 were $265,000, $255,000 and $208,000, respectively.

[3] During the year ended December 31, 2000 and 1999, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $44,000 and $45,000, respectively.

[4] During the year ended December 31, 1999, the Company hired a consulting firm. A director of the Company was also the Managing Director of the consulting firm. Such consulting expense amounted to $30,000 for 1999.

NOTE K - EXTRAORDINARY ITEM

Extraordinary item represents amounts received by the Company on a receivable which originated with GHS.