Form 10-Q
period 2001-03-31
US NEUROSURGICAL INC
filed 2001-05-21
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
March 31, 2001                                                  0-15586

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                               52-1842411
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

       Class                                         Outstanding at May 10, 2001
       -----                                         ---------------------------
Common Stock, $.01 par value                               7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                            March 31,      December 31,
                                                                    2001             2000
                                                                    ----             ----
Current assets:
     Cash and cash equivalents                                  $    78,000      $   286,000
     Accounts receivable, net of allowance of $150,000              400,000          397,000
     Income tax receivable                                           51,000               --
     Deferred tax asset                                              60,000           60,000
     Other current assets                                            27,000           27,000
                                                                -----------      -----------
         Total current assets                                   $   616,000      $   770,000
                                                                -----------      -----------

Gamma Knife (net of accumulated depreciation of
     $4,638,000 in 2001 and $4,407,000 in 2000)                   1,828,000        2,058,000
Leasehold improvements (net of accumulated
     amortization of $909,000 in 2001 and $818,000 in 2000)       1,776,000        1,868,000
Office furniture and computers (net of accumulated
     Depreciation of $55,000 in 2001 and $48,000 in 2000)            52,000           59,000
                                                                -----------      -----------
         Total property and equipment                             3,656,000        3,985,000
                                                                -----------      -----------

Cash held in escrow                                                 103,000          101,000
                                                                -----------      -----------

         TOTAL                                                  $ 4,375,000      $ 4,856,000
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $   123,000      $   106,000
     Note payable - litigation settlement                           150,000          150,000
     Obligations under capital lease
      and loans payable- current portion                            865,000          841,000
     Due to stockholder                                             300,000          300,000
     Income tax payable                                                  --          135,000
     Other current liabilities                                       40,000           25,000
                                                                -----------      -----------
         Total current liabilities                                1,478,000        1,557,000

Note payable-litigation settlement-net of current portion           200,000          200,000
Deferred tax liability                                              250,000          250,000
Obligations under capital lease and loans payable-net
of current portion                                                1,446,000        1,718,000
                                                                -----------      -----------
                                                                  3,374,000        3,725,000
                                                                -----------      -----------
Commitments, litigation and other matters

Stockholders' equity:
     Common stock                                                    73,000           73,000
     Additional paid-in capital                                   2,789,000        2,789,000
     Accumulated deficit                                         (1,854,000)      (1,728,000)
     Treasury stock, at cost                                         (7,000)          (3,000)
                                                                -----------      -----------
         Total stockholders' equity                             $ 1,001,000      $ 1,131,000
                                                                -----------      -----------

         TOTAL                                                  $ 4,375,000      $ 4,856,000
                                                                ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            March 31,
                                                            ---------

                                                       2000             2000
                                                       ----             ----

Revenue:
     Patient Revenue                               $   531,000      $   588,000
                                                   -----------      -----------

Expenses:
     Patient Expenses                              $   327,000      $   281,000
     Selling, General and Administrative               332,000          270,000
                                                   -----------      -----------
         Total                                         659,000          551,000
                                                   -----------      -----------

Operating (Loss) income                            $  (128,000)     $    37,000

Interest expense                                       (64,000)         (76,000)

Interest income                                          4,000            4,000
                                                   -----------      -----------

Loss (income) before income taxes                     (188,000)         (35,000)
Income tax (benefit) provision                         (62,000)         (12,000)
                                                   -----------      -----------

Net (Loss) income                                     (126,000)         (23,000)
                                                   -----------      -----------

Proforma basic and diluted loss per share          $      (.02)     $        --
                                                   -----------      -----------

Proforma weighted average shares outstanding         7,316,685        7,316,685

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31
                                                                                   --------

                                                                              2001           2000
                                                                              ----           ----
Cash flows from operating activities:
         (Loss) from continuing operations                                 $(126,000)     $ (23,000)
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization:                                 327,000        287,000
              Changes in operating assets and liabilities:
              (Increase) decrease in receivables                              (3,000)         3,000
              (Increase)  in  income tax rec. and other current assets       (51,000)       (34,000)
              (Decrease) in payables and accrued expenses                   (103,000)       (70,000)
                                                                           ---------      ---------
                     Net cash provided by operating activities                44,000        163,000
                                                                           ---------      ---------

Cash flows from investing activities :
         Increase in cash held in escrow                                      (2,000)        (1,000)
                                                                           ---------      ---------
                     Net cash used in investing activities                    (2,000)        (1,000)

Cash flows from financing activities:
         Payment of capital lease obligations                               (250,000)      (356,000)
                                                                           ---------      ---------
                     Net cash used in financing activities                  (250,000)      (356,000)

Net (decrease) increase in cash and cash equivalents                        (208,000)      (194,000)

Cash and cash equivalents - beginning of period                              286,000        464,000
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $  78,000      $ 270,000
                                                                           =========      =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                             64,000         76,000
         Taxes                                                               125,000          2,000

  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

First Quarter 2001 Compared to First Quarter 2000

Results of Operations

      Patient revenue decreased 10% to $531,000 in the quarter ended March 31, 2001 from $588,000 for the quarter ended March 31, 2000. Revenues have been negatively affected due to the implementation of the Ambulatory Product Classifications Medicare outpatient payment system. Patient expenses increased 16% to $327,000 from $281,000 a year earlier. The increase was due to an increase in amortization expense as the cobalt source in Kansas City was reloaded in 2000. Selling, general and administrative expense increased 23% to $332,000 from $270,000 for the quarter ended March 31 a year ago. The increase was due to professional fees and there was a 5% increase in salaries and related benefits. Interest expense decreased 16% to $64,000 from $76,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. For the quarter ended March 31 2001, net loss was $126,000 as compared to a loss of $23,000 for the same period a year earlier.

Liquidity and Capital Resources

      At March 31, 2001 the Company had a working capital deficit of $832,000 as compared to $787,000 at December 31, 2000. Cash and cash equivalents at March 31, 2001 were $78,000 as compared with $286,000 at December 31, 2000. The company has had discussions with DVI, Inc. in order to borrow funds to meet its short term obligations. The Company has no assurance that it will be able to complete this financing.

      Net cash provided by operating activities was $44,000 as compared with $163,000 for the same period, a year earlier. Depreciation and amortization was $327,000 for the quarter ended March 31, 2001 as compared to $287,000 in the same period, one year earlier.

      Net cash used in financing activities was $250,000 as compared to $356,000 for the same period a year earlier, as USN pays down the principal on its capitalized leases.

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

                                        U.S. Neurosurgical, Inc.


Date May 17, 2001                       By /s/ Alan Gold
     ------------                          -------------------------------------
                                           Alan Gold
                                           Director and President
                                           Chief Executive Officer


Date May 17, 2001                       By /s/ Howard Grunfeld
     ------------                          -------------------------------------
                                           Howard Grunfeld
                                           Vice President of Finance