Form 10-Q
period 2001-06-30
US NEUROSURGICAL INC
filed 2001-08-09
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
June 30, 2001                                                    0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                   52-1842411
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

               YES |X|                        NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                          Outstanding at August 3, 2001
    -----                                          -----------------------------
Common Stock, $.01 par value                              7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                 June 30,    December 31,
                                                         2001           2000
                                                         ----           ----
Current assets:
    Cash and cash equivalents                        $   159,000    $   286,000
    Accounts receivable, net of allowance
        of $150,000 in 2000                              583,000        397,000
    Income tax receivable                                 33,000             --
    Deferred tax asset                                    60,000         60,000
    Other current assets                                  27,000         27,000
                                                     -----------    -----------
        Total current assets                         $   862,000    $   770,000
                                                     -----------    -----------

Gamma Knife (net of accumulated depreciation of
    $4,868,000 in 2001 and $4,407,000 in 2000)         1,597,000      2,058,000
Leasehold improvements (net of accumulated
    amortization of $1,001,000 in 2001 and
    $818,000 in 2000)                                  1,685,000      1,868,000
Office furniture and computers (net of accumulated
    Depreciation of $61,000 in 2001 and $48,000
    in 2000)                                              46,000         59,000
                                                     -----------    -----------
        Total property and equipment                   3,328,000      3,985,000
                                                     -----------    -----------

Cash held in escrow                                      104,000        101,000
                                                     -----------    -----------

        TOTAL                                        $ 4,294,000    $ 4,856,000
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses            $    94,000    $   106,000
    Note payable - litigation settlement                 100,000        150,000
    Obligations under capital lease
        and loans payable- current portion               995,000        841,000
    Due to stockholder                                   300,000        300,000
    Income tax payable                                        --        135,000
    Other current liabilities                             37,000         25,000
                                                     -----------    -----------
        Total current liabilities                      1,526,000      1,557,000

Note payable-litigation settlement-net of
    current portion                                      100,000        200,000
Deferred tax liability                                   250,000        250,000
Obligations under capital lease and loans
    payable-net of current portion                     1,350,000      1,718,000
                                                     -----------    -----------
                                                       3,226,000      3,725,000
Commitments, litigation and other matters

Stockholders' equity:
    Common stock                                          73,000         73,000
    Additional paid-in capital                         2,789,000      2,789,000
    Accumulated deficit                               (1,787,000)    (1,728,000)
    Treasury stock, at cost                               (7,000)        (3,000)
                                                     -----------    -----------
        Total stockholders' equity                   $ 1,068,000    $ 1,131,000
                                                     -----------    -----------

        TOTAL                                        $ 4,294,000    $ 4,856,000
                                                     ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                                June 30,
                                                                --------
                                                            2001         2000
                                                            ----         ----
Revenue:
    Patient Revenue                                      $ 705,000    $ 683,000
                                                         ---------    ---------

Expenses:
    Patient Expenses                                       344,000      275,000
    Selling, General and Administrative                    274,000      293,000
                                                         ---------    ---------
        Total                                              618,000      568,000
                                                         ---------    ---------

Income from operations                                      87,000    $ 115,000

Interest expense                                           (89,000)     (97,000)

Interest income                                              2,000        4,000
                                                         ---------    ---------

Income from Continuing Operations before tax                    --       22,000
Income tax provision                                            --       12,000
                                                                      ---------

Income from Continuing Operations                               --       10,000

Income from Discontinued Operations (less applicable        67,000       87,000
Income tax of $33,000 in 2001 and 51,000 in 2000)        ---------    ---------


Net Income                                               $  67,000    $  97,000
                                                         =========    =========

Earnings per share from continuing operations            $      --    $      --
                                                         =========    =========

Earnings per share from discontinued operations          $     .01    $     .01
                                                         =========    =========

Earnings per share                                       $     .01    $     .01
                                                         =========    =========

The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                                June 30,
                                                                --------
                                                           2001           2000
                                                           ----           ----
Revenue:
    Patient Revenue                                    $ 1,236,000    $ 1,271,000
                                                       -----------    -----------

Expenses:
    Patient Expenses                                       671,000        556,000
    Selling, General and Administrative                    606,000        563,000
                                                       -----------    -----------
        Total                                            1,277,000      1,119,000
                                                       -----------    -----------

(Loss) income from operations                              (41,000)       152,000

Interest expense                                          (153,000)      (173,000)

Interest income                                              6,000          8,000
                                                       -----------    -----------

(Loss) from Continuing Operations before tax              (188,000)       (13,000)

Income tax benefit                                         (62,000)        (4,000)
                                                       -----------    -----------

Loss from Continuing Operations                           (126,000)        (9,000)

Income from Discontinued Operations (less applicable        67,000         87,000
Income tax of $33,000 in 2001 and 51,000 in 2000)      -----------    -----------

Net (Loss) income                                      $   (59,000)   $    78,000
                                                       ===========    ===========

Loss per share from continuing operations              $      (.02)   $        --
                                                       ===========    ===========

Earnings per share from discontinued operations        $       .01    $       .01
                                                       ===========    ===========

(Loss) earnings per share                              $      (.01)   $       .01
                                                       ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30
                                                                            -------
                                                                        2001         2000
                                                                        ----         ----
Cash flows from operating activities:
    Net (loss) income                                                $ (59,000)   $  78,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization:                                 657,000      574,000
        Changes in operating assets and liabilities:
        Increase in receivables                                       (186,000)    (273,000)
        Increase in income tax receivable and other current assets     (33,000)     (22,000)
        (Decrease) increase in payables and income tax payable        (135,000)      70,000
                                                                     ---------    ---------
        Net cash provided by operating activities                      244,000      427,000

Cash flows from investing activities:
        Increase in cash held in escrow                                 (3,000)      (3,000)
                                                                     ---------    ---------
        Net cash used in  investing activities                          (3,000)      (3,000)

Cash flows from financing activities:
        Proceeds from loan                                             200,000           --
        Repayment of note payable                                     (150,000)    (100,000)
        Purchase of treasury stock                                      (4,000)          --
        Payment of capital lease obligations                          (414,000)    (695,000)
                                                                     ---------    ---------
Net cash used in financing activities                                 (368,000)    (795,000)
                                                                     ---------    ---------

Net (decrease) increase in cash and cash equivalents                  (127,000)    (371,000)
Cash and cash equivalents - beginning of period                        286,000      464,000
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 159,000    $  93,000
                                                                     =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for
        Interest                                                     $ 153,000    $ 173,000
        Income Taxes                                                   135,000        3,000

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30 2001, and for the three months ended June 30, 2001 and 2000, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2000 Annual Report on Form 10-K.

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

Second Quarter 2001 Compared to Second Quarter 2000 and Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Results of Operations

      Patient revenue increased approximately 3% to $705,000 in the quarter ended June 30, 2001 from $683,000 for the quarter ended June 30, 2000. Patient expenses increased approximately 25% to $344,000 from $275,000 a year earlier. The reason for the increase was an increase in amortization expense as the cobalt source in Kansas City was reloaded in the third quarter of 2000. Selling, general and administrative expense "(S,G&A) decreased 6% to $274,000 for the quarter as compared to $293,000 in the prior year. Interest expense decreased approximately 9% to $89,000 from $97,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. For the quarter ended June 30, 2001, income from continuing operations was breakeven as compared to income of $22,000 for the same period a year earlier. The Company received $100,000 from collection on a sale from discontinued operations during this quarter.

      For the six months ended June 30, 2001 revenue decreased approximately 3% to $1,236,000 from $1,271,000 in the same period a year earlier. Patient revenue has been negatively affected due to the implementation of the Ambulatory Product Classifications Medicare outpatient payment system. Patient expenses increased 21% to $671,000 in 2001 from $556,000 in the same period in 2000. The increase is the same as explained above. S,G & A increased 8% to $606,000 as compared to $563,000 in the same period a year earlier. The increase was due to an increase in salaries and increased insurance costs. Interest expense decreased approximately 12% to $153,000 from $173,000 in the same period a year ago. The reason for the decrease is the same as in the previous section. Loss from operations was $188,000 for the six months ended June 30, as compared to $13,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

      At June 30, 2001 the Company had a working capital deficit of $664,000 as compared to $787,000 at December 31, 2000. Cash and cash equivalents at June 30, 2001 were $159,000 as compared with $286,000 at December 31, 2000.

      Net cash provided by operating activities was $244,000 as compared with $427,000 for the same period, a year earlier. Depreciation and amortization was $657,000 for the six months ended June 30, 2001 as compared to $574,000 in the prior year period. There was an increase in receivables of $186,000 during the six months ended June 30 2001 as compared to an increase of $273,000 in the previous year. Payables and accrued expenses decreased $135,000 in 2001 as compared to an increase of $70,000 in 2000.

      Net cash used in financing activities was $368,000 as compared to $795,000 for the same period in 2000. The Company borrowed $200,000 during the quarter to fund its short term operating costs. Notes payable decreased $150,000 in 2001. The Company paid $414,000 towards its capital lease obligations as compared to $695,000 in the same period in 2000.

      The Company expects cash flow from operations and cash on hand to be sufficient to finance the business for the next 12 months.

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

                                        U.S. Neurosurgical, Inc.


Date     August 7, 2001                 By            /s/ Alan Gold
     ----------------------                -------------------------------------
                                                      Alan Gold
                                                      Director and President
                                                      Chief Executive Officer


Date     August 7, 2001                 By         /s/ Howard Grunfeld
    ----------------------                 -------------------------------------
                                                   Howard Grunfeld
                                                   Vice President of Finance