Form 10-Q
period 2001-09-30
US NEUROSURGICAL INC
filed 2001-11-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
September 30, 2001                                               0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                   52-1842411
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

    Class                                       Outstanding at October 25, 2001
    -----                                       -----------------------------
Common Stock, $.01 par value                           7,316,685 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                 September 30,    December 31,
                                                                      2001           2000
                                                                      ----           ----
Current assets:
     Cash and cash equivalents                                   $   234,000    $   286,000
     Accounts receivable net of allowance of $150,000 in 2000        552,000        397,000
     Income tax receivable                                            33,000             --
     Deferred tax asset                                               45,000         60,000
     Other current assets                                             27,000         27,000
                                                                 -----------    -----------
         Total current assets                                        891,000        770,000
                                                                 -----------    -----------

Gamma Knife (net of accumulated depreciation of
     $5,065,000 in 2001 and $4,176,000 in 2000)                    1,400,000      2,058,000
Leasehold improvements (net of accumulated
     amortization of $1,093,000 in 2001 and $740,000 in 2000)      1,593,000      1,868,000
Office furniture and computers (net of accumulated
     depreciation of 67,000 in 2001 and $48,000 in 2000)              40,000         59,000
                                                                 -----------    -----------
         Total property and equipment                              3,033,000      3,985,000
                                                                 -----------    -----------

Cash held in escrow                                                  105,000        101,000
                                                                 -----------    -----------
         TOTAL                                                   $ 4,029,000    $ 4,856,000
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $   102,000    $   106,000
     Accrued litigation settlement                                   100,000        150,000
     Obligations under capital lease
      and loans payable- current portion                           1,025,000        841,000
     Due to stockholder                                              300,000        300,000
     Income tax payable                                                   --        135,000
     Other current liabilities                                            --         25,000
                                                                 -----------    -----------
         Total current liabilities                                 1,527,000      1,557,000

Accrued litigation settlement                                        100,000        200,000
Deferred tax liability                                               250,000        250,000
Obligations under capital lease and loans payable
     Net of current portion                                        1,095,000      1,718,000
                                                                 -----------    -----------
                                                                   2,972,000      3,725,000
                                                                 -----------    -----------

Stockholders' equity:
     Common stock                                                     73,000         73,000
     Additional paid-in capital                                    2,789,000      2,789,000
     Accumulated deficit                                          (1,793,000)    (1,728,000)
     Treasury stock, at cost                                         (12,000)        (3,000)
                                                                 -----------    -----------
         Total stockholders' equity                                1,057,000      1,131,000
                                                                 -----------    -----------
         TOTAL                                                   $ 4,029,000    $ 4,856,000
                                                                 ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                             September 30,
                                                             -------------

                                                          2001         2000
                                                          ----         ----

Revenue:
      Patient Revenue                                  $ 657,000    $ 653,000
                                                       ---------    ---------

Expenses:
     Patient Expenses                                    308,000      304,000
Selling, General and Administrative                      294,000      404,000
                                                       ---------    ---------
         Total                                           602,000      708,000
                                                       ---------    ---------

Income (loss) from operations                             55,000      (55,000)

Interest expense                                         (63,000)     (62,000)

Interest income                                            2,000        2,000
                                                       ---------    ---------

Loss from continuing operations before income tax         (6,000)    (115,000)

Income tax benefit                                            --      (40,000)

Loss from Continuing operations                           (6,000)     (75,000)

Income from Discontinued Operations (less applicable          --       22,000
Income tax of $ 10,000 in 2000)

Net Loss                                               $  (6,000)   $ (53,000)
                                                       =========    =========

Earnings per share from continuing operations          $      --    $     .01
                                                       =========    =========

Earnings per share from discontinued operations                            --

Earnings per share                                     $            $     .01
                                                       =========    =========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended
                                                                September 30,
                                                                -------------
                                                             2001          2000
                                                             ----          ----

Revenue:
      Patient Revenue                                   $ 1,893,000     $ 1,924,000
                                                        -----------     -----------

Expenses:
     Patient Expenses                                       979,000         860,000
     Selling, General and Administrative                    900,000         967,000
                                                        -----------     -----------
     Total                                                1,879,000       1,827,000
                                                        -----------     -----------
Income from operations                                       14,000          97,000

Interest expense                                           (216,000)       (235,000)

Interest income                                               8,000          10,000
                                                        -----------     -----------

Loss  from continuing operations  before income tax        (194,000)       (128,000)

Income tax benefit                                          (62,000)        (44,000)
                                                        -----------     -----------

Loss from continuing operations                            (132,000)        (84,000)

Income from Discontinued Operations (less applicable         67,000         109,000
Income tax of $33,000 in 2001 and $61,000 in 2000)      -----------     -----------

Net (Loss) income                                       $   (65,000)    $    25,000
                                                        ===========     ===========
Earnings per share from continuing operations           $      (.02)    $      (.01)
                                                        ===========     ===========
Earnings per share from discontinued operations         $       .01     $       .01
                                                        ===========     ===========
Earnings per share                                      $      (.01)    $        --
                                                        ===========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                         September  30
                                                                       ---------------
                                                                       2001            2000
                                                                       ----            ----
Cash flows from operating activities:
   Net (loss) income                                              $   (65,000)    $    25,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for doubtful accounts                                    --         150,000
        Depreciation and amortization:                                952,000         861,000
        Changes in operating assets and liabilities:
        Increase in receivables                                      (155,000)       (295,000)
        Increase in income tax receivable and other assets            (33,000)        (28,000)
        Decrease in payables and income tax payable                  (164,000)        (56,000)
        Deferred tax benefit                                           15,000              --
                                                                  -----------     -----------
    Net cash provided by operating activities                         550,000         657,000
                                                                  -----------     -----------
Cash flows from investing activities :
        Increase in cash held in escrow                                (4,000)         (4,000)
                                                                  -----------     -----------
Net cash used in investing activities                                  (4,000)         (4,000)
                                                                  -----------     -----------
Cash flows from financing activities:
    Proceeds from loan                                                200,000              --
    Repayment of accrued litigation                                  (150,000)       (100,000)
    Purchase of treasury stock                                         (9,000)             --
    Payment of capital lease obligations                             (639,000)       (902,000)
                                                                  -----------     -----------
Net cash used in financing activities                                (598,000)     (1,002,000)
                                                                  -----------     -----------
Net (decrease) in cash and cash equivalents                           (52,000)       (349,000)
Cash and cash equivalents - beginning of period                       286,000         464,000
                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             234,000     $   115,000
                                                                  ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid for
  Interest                                                            216,000         235,000
  Income Taxes                                                        135,000           5,000


  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Preparation

      The accompanying financial statements at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B - Treasury Stock

      During 2001, the Company purchased as part of its buyback program, 175,000 shares of its own common stock at a cost of $9,000.

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

Third Quarter 2001 Compared to Third Quarter 2000 and Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Results of Operations

      Patient revenue increased 1% to $657,000 in the quarter ended September 30, 2001 from $653,000 for the quarter ended September 30, 2000. Patient expenses increased 1% to $308,000 from $304,000 in the same period from a year earlier. Selling, general and administrative expense for the quarter ended September 30 decreased 27% to $294,000 from $404,000 a year ago. The Company established a reserve of approximately $150,000 during 2000 to cover a deduction to its accounts receivable caused by a retroactive reduction in fees paid by NYU. Interest expense increased to $63,000 from $62,000 in the same period a year earlier; due to the financing of new cobalt in the Kansas City location in the 4th quarter of 2000.

      For the quarter ended September 30, 2001, the net loss from continuing operations was $6,000 as compared to a loss of $75,000 for the same period a year earlier. For the nine months ended September 30, revenue decreased 2% to $1,893,000 from $1,924,000 in the same period a year earlier. Patient expenses increased 14% to $979,000 in 2001 from $860,000 in the same period in 2000. In the third quarter of 2000 the Kansas City location reloaded the cobalt on its machine. The amortization of such cobalt was the cause of the increase. Selling, general and administrative expenses decreased 7% to $900,000 as compared to $967,000 in the same period, a year earlier. Interest expense decreased 8% to $216,000 from $235,000 in the same period a year ago due to paydown of principal on the Gamma Knife capital leases. Loss from continuing operations was $132,000 for the nine months ended September 30, 2001 as compared to a loss of 84,000 for the nine months ended September 30, 2000. The Company received $100,000 in 2001 and $170,000 in 2000 from collection on contracts from discontinued operations.

Liquidity and Capital Resources

      At September 30, 2001 the Company had a working capital deficit of $638,000 as compared to a deficit of $787,000 at December 31, 2000. Cash and cash equivalents at September 30, 2001 were $234,000 as compared with $286,000 at December 31, 2000. The decrease in cash was due to paydown of capital leases as well as a delay in collection of account receivable from NYU.

      Net cash provided by operating activities was $550,000 for the nine months ended September 30, 2001 as compared with $657,000 for the same period, a year earlier. Depreciation and amortization was $952,000 for the nine month period ended September 30, 2001 and was 861,000 in the 2000 period. There was an increase in accounts receivable of $155,000 in 2001 and $295,000 during the nine months ended September 30, 2000.

      Payables and income tax payable decreased $164,000 for the nine months ended September 30, 2001 as compared $56,000 for the same period in 2000.

      Net cash used in financing activities was $598,000 for the nine months ended September 30, 2001 as compared to $1,002,000 for the same period a year ago. The Company paid $639,000 towards its capital lease obligations for the nine months ended September 30, 2001 as compared to $902,000 in the same period in 2000. During 2000 the company completed payment on its RMC Gamma Knife lease. The company financed $900,000 in the fourth quarter of 2000 to pay for the reload of the cobalt in Kansas City. Notes payable decreased by $150,000 in 2001. The company borrowed $200,000 during 2001 to fund its short term operating costs. This is a forty month loan payable at 9.5 percent.

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

                                                      U.S. NEUROSURGICAL, INC.


Date November 12, 2001                                By /s/ Alan Gold
     -----------------                                ----------------
                                                         Alan Gold
                                                         Director and President
                                                         Chief Executive Officer


Date November 12, 2001                                 By /s/ Howard Grunfeld
     -----------------                                 ----------------------
                                                          Howard Grunfeld
                                                          Chief Financial
                                                          Officer