Form 10-K
period 2001-12-31
US NEUROSURGICAL INC
filed 2002-03-27
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No.
     December 31, 2001                                0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                       52-1842411
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

2400 Research Boulevard, Suite 325,                         20850
Rockville, Maryland                                       (Zip Code)
(Address of principal executive office)

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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $120,000 on March 15, 2002, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2002, was 7,866,185.

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

      Disclosure Regarding Forward Looking Statements

      Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company's payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation; and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

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

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 2001, there were approximately 55 Gamma Knife treatment centers in the United States.

      Through September 9, 1999, USN was a wholly owned subsidiary of GHS, Inc ("GHS"). Effective on September 17, 1999 GHS distributed its shares of USN to the stockholders of GHS ( the "Spinoff").

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

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN's facility agreements with RMC expire in 2015 and there are no renewal options. For the year ended December 31, 2001 and the fiscal years 2000 and 1999 USN derived revenues from the RMC center of approximately $1,397,000, $1,341,000 and $2,081,000 respectively, as a result of 114, 116 and 153 procedures performed, respectively, during such periods.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The lease term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. The Company has retained a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN's facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. NYU provides the medical and technical staff to operate the facility. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter. For the years ended December 31, 2001, 2000, and 1999, USN derived revenues from the NYU center of approximately $1,176,000, $1,234,000 and $1,008,000, respectively, as a result of 148, 121 and 98 procedures performed, respectively, during such periods.

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

      In the future, the Company may establish additional Gamma Knife centers. Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (CON) before they can acquire a significant piece of medical equipment. Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that Certificates of Need will be granted.

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

Gamma Knife Financing

      The Gamma Knife is an expensive piece of equipment presently costing approximately $3,400,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. On February 8, 2000, the Company entered into a cobalt reloading agreement with Elekta for the RMC Gamma Knife in the amount of $650,000, which is being financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In the fourth quarter of 2000 the Company completed the reload on the RMC unit. The cost to transport it and install into the machine were approximately $200,000 and were financed by DVI at the same terms as above, requiring forty monthly installments of $5,782. In May of 2001 the Company borrowed $200,000 to fund its short term obligations. The term of the loan is 40 months and carries an interest rate of 9.5% and has a monthly payment of $5,851.

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

Employees

      U.S. Neurosurgical, Inc. has five full-time employees and one part-time employee. Of these employees, three are engaged in sales and marketing, one is a physicist, and two are in administration and office support.

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $36,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. USN's agreements with RMC expire in September 2015 and there are no renewal options. USN's agreement with NYU expires in November 2003 and NYU has options to renew the agreement for successive three year periods thereafter.

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2000 through December 31, 2001.

         Period                              High Bid               Low Bid
         ------                              --------               -------
January 1 - March 31, 2000                     .16                    .12
April 1 -  June 30, 2000                       .14                    .09
July 1 - September 30, 2000                    .10                    .08
October 1 - December 31, 2000                  .09                    .04
January 1 - March 31, 2001                     .12                    .05
April 1 -  June 30, 2001                       .10                    .06
July 1 - September 30, 2001                    .16                    .02
October 1 - December 31, 2001                  .12                    .03

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 15, 2002, there were approximately 400 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1997 through 2001. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)

---------------------------------------------------------------------------------------------
                                                      2001     2000     1999     1998    1997
                                                      ----     ----     ----     ----    ----
Operating Revenue                                   $2,573   $2,575   $3,089   $2,332  $1,830
Expenses:
Patient expense                                       1013    1,097    1,115    1,221     843
General and administrative                            1402    1,366    1,445    1,148     585
 Interest expense                                      277      318      409      555     485
Net Income (loss)                                      120      (17)      66   (1,011)    (53)
Basic and diluted Income per common share            $0.02    $0.00    $0.01   ($0.14) ($0.01)

                                                                    December 31,
                                                      2001     2000     1999     1998    1997
                                                      ----     ----     ----     ----    ----
Balance Sheet Data:
Cash and cash equivalents                             $311     $286     $464      $21     $60
Total assets                                         3,795    4,856    5,283    5,811   6,836
Long-term obligations                                1,005    2,168    2,517    3,514   4,667
Stockholders equity (deficiency)                     1,279    1,131    1,151   (1,043)   (657)

(1) For the years ended December 31, 1997 through 1999 the per share information presented is proforma. Pro forma basic and diluted income (loss) per common share is calculated assuming that the Spin-off and the stock-split of USN Common Stock required to effect Spin-off had occurred as of January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

2001 Compared to 2000

      Patient revenue was $2,573,000 in 2001 compared to $2,575,000 in 2000. The Company continues to experience the effects of the Department of Health and Human Services implementation of the Ambulatory Product Classifications ("APC") Medicare outpatient payment system in August 2000. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an outpatient basis has decreased by as much as 80%. Patient expenses decreased 8% to $1,013,000 in 2001 from $1,097,000 in 2000. The reason for the decrease is that one of the knives has been fully depreciated. Selling, general and administrative expense (S,G & A) increased 3% to $1,402,000 in 2001 from $1,366,000 in 2000.

      As a result of the above income from operations increased to $158,000 in 2001 from $112,000 in 2000. Interest expense declined to $277,000 in 2001 from $318,000 in 2000. This was due to the paydown of principal on the Gamma Knife lease. The Company also had extraordinary income of $67,000, net of taxes, in 2001 from a collection of a receivable which originated with GHS. The benefit of income taxes in 2001 was $163,000 compared to $68,000 in 2000. This was primarily due to the finalization of the tax effects of the spinoff which took place in 1999. Net income was $120,000 in 2001 compared to a net loss of $17,000 in 2000.

2000 Compared to 1999

      Patient revenue decreased 17% to $2,575,000 in 2000 from $3,089,000 in 1999. The decrease was a result of two factors. The center in Kansas City closed for more than one month at the end of the third quarter 2000 in order to reload the cobalt source. In addition, the Medicare APC payment system was implemented. Patient expenses decreased 2% to $1,097,000 in 2000 from $1,115,000 in 1999. Selling, general and administrative expense (S,G & A) decreased 6% to $1,366,000 in 2000 from $1,455,000 in 1999, primarily due to reduced professional fees.

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

Liquidity and Capital Resources

      At December 31, 2001 the Company had a working capital deficit of $677,000 as compared to a working capital deficit of $787,000 at December 31, 2000. Cash and cash equivalents at December 31, 2001 were $311,000 as compared to $286,000 at December 31, 2000. Net cash provided by operating activities was $763,000 as compared with $910,000 for the same period a year earlier. In the previous year the Company made a provision for doubtful accounts of $150,000. During 2001 the Company wrote off those receivables. Depreciation and amortization was $1,129,000 as compared to $1,174,000 in 2000. The Company issued $40,000 worth of stock as compensation to officers and directors in 2001.

      Net cash used in investing activities for the year ended 2001 was $4,000 as compared to $850,000 in the year ago period. The Company reloaded the cobalt on its Kansas City unit during 2000.

      Net cash used in financing activities for the year ended December 31, 2001 was $734,000 as compared to $238,000 in 2000. The Company paid $922,000 towards its capital leases in 2001 as compared to $1,079,000 in 2000. During 2000 the lease for the Kansas City Gamma Knife was paid in full. The Company financed $844,000 for the reload of the cobalt and improvements during 2000. The Company also bought back 250,500 shares of common stock during 2001 at a cost of $12,000.

      The leases for the NYU equipment require annual payments of $792,000. The Kansas City Cobalt reload has annual payments of $360,000. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of closing of the settlement and $150,000 on the second anniversary of such closing. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

1999                                                 31-Mar   30-Jun   30-Sep  31-Dec     Year
----                                                 ------   ------   ------  ------     ----

Revenue                                                $940     $755     $808    $586   $3,089
Income (Loss) from operations                           274      151      171     (67)     529
Net Income (loss)                                        98       29       53    (114)      66
Basic and diluted Income per common share             $0.01    $0.00    $0.01  ($0.02)   $0.01

2000                                                 31-Mar   30-Jun   30-Sep  31-Dec     Year
----                                                 ------   ------   ------  ------     ----
Revenue                                                $588     $683     $653    $651   $2,575
Income (Loss) from operations                            37      115      (55)     15      112
Net Income (loss)                                       (23)      97      (53)    (38)     -17
Basic and diluted Income per common share             $0.00    $0.01   ($0.01)  $0.00    $0.00

2001                                                 31-Mar   30-Jun   30-Sep  31-Dec     Year
----                                                 ------   ------   ------  ------     ----
Revenue                                                 531      705      657     680   $2,573
Income (Loss) from operations                          (128)      87       55     144      158
Net Income (loss)                                      (126)      67       (6)    185      120
Basic and diluted Income per common share            -$0.02    $0.01    $0.00   $0.03    $0.02

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

Name                              Age    Position
----                              ---    --------

Alan Gold                          57    President & Chairman

William F. Leimkuhler              50    Director

Charles H. Merriman, III           67    Director

Howard Grunfeld                    41    Vice President--Finance, Treasurer

Susan Greenwald                    56    Vice President and Secretary

      Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 57, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler, 50, is currently the Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

      Charles H. Merriman, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 67, is a Managing Director of the Investment Banking and Corporate Finance Department of Scott & Stringfellow, an investment banking firm where he has been employed since 1972. Mr . Merriman has extensive knowledge of USN's primary focus on healthcare and technology.

      Howard Grunfeld has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 41, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

      Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 56, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

      Pursuant to the Company's bylaws, the Company's Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2001, the Board of Directors held two meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

      Pursuant to the Company's bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2001, all filing requirements applicable to its officers and directors were complied with by such individuals.

      ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 2001, 2000, and 1999, for the Chief Executive Officer of the Company. Prior to the Spin-off all amounts were paid by GHS.

                           Summary Compensation Table

Name and                                Annual Compensation
Principal Position          Year             Salary($)
------------------          ----             ---------
Alan Gold                   2001             $305,000
President & Director        2000             $265,000
                            1999             $255,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 2002, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                            Number of Shares
Name and Address                             Beneficially            Percent of
of Beneficial Owner                           Owned (1)                Class
-------------------                           ---------                -----
Alan Gold (2)                                 1,140,246                14.5%
2400 Research Blvd.
Rockville, MD  20850

William F. Leimkuhler                           100,000                 1.3%
43 Salem Straits Road
 Darien, CT 06820

Charles H. Merriman III                         130,672                 1.7%
C/O Scott & Stringfellow
PO Box 1575
Richmond, VA 23218

Howard Grunfeld                                 155,900                2.0%
2400 Research Blvd.
Rockville, MD 20850

Stanley S. Shuman (3)                         2,633,000                33.4%
711 Fifth Avenue
New York, NY  10022

Allen & Company Incorporated                  1,847,000                23.4%
711 Fifth Avenue
New York, NY  10022

All Directors and Officers of USN             1,526,818                19.3%
as a group (2) (four persons)

----------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3) Includes 1,847,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                                       Page No.
                                                                       --------
         Consolidated Financial Statements of the Company
             Independent Auditors Report                                 F-2
             Balance Sheet as of December 31, 2001 and 2000              F-3
             Statements of Operations for the years ended
                    December 31, 2001, 2000, and 1999.                   F-4
             Statements of Changes in Stockholders' Equity
                    for the period January 1, 1999 through
                    December 31, 2001                                    F-5
             Statements  of Cash  Flows for the year ended
                    December 31, 2001, 2000, and 1999.                   F-6
             Notes to Financial Statements                               F-7

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

Dated: March 28, 2002

                          U.S. Neurosurgical, Inc.
                          (Registrant)


                          By /s/ Alan Gold
                             -------------------------------------
                             Alan Gold
                             President and Chief Executive Officer


                         By  /s/ Howard Grunfeld
                             -------------------------------------
                             Howard Grunfeld
                             Vice President of Finance and Chief
                               Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2002                /s/ Alan Gold
                              -------------------------------------
                              Alan Gold
                              President and Director
                              (Chief Executive Officer)


March 28, 2002                /s/ William F. Leimkuhler
                              -------------------------------------
                              William F. Leimkuhler
                              Director


March 28, 2002                /s/ Charles H. Merriman III
                              -------------------------------------
                              Charles H. Merriman III
                              Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW

Contents
                                                                            Page

Consolidated Financial Statements

   Independent auditors' report                                              F-2

   Balance sheets as of December 31, 2001and 2000                            F-3

   Statements of operations for the years ended
     December 31, 2001, 2000 and 1999                                        F-4

   Statements of stockholders' equity for the years ended
     December 31, 2001, 2000 and 1999                                        F-5

   Statements of cash flows for the years ended
     December 31, 2001, 2000 and 1999                                        F-6

   Notes to financial statements                                             F-7

DRAFT- SUBJECT TO REVIEW
INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. & subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. & subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

New York, New York
January 25, 2002

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW

Consolidated Balance Sheets

                                                                                          December 31,
                                                                                   --------------------------
                                                                                      2001           2000
                                                                                   -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $   311,000    $   286,000
   Accounts receivable, net of allowance of $150,000 in 2000                           401,000        300,000
   Accounts receivable - stockholder                                                    30,000         97,000
   Deferred tax asset                                                                   40,000         60,000
   Other current assets                                                                 52,000         27,000
                                                                                   -----------    -----------

        Total current assets                                                           834,000        770,000
                                                                                   -----------    -----------

Property and equipment:
   Gamma Knives (net of accumulated depreciation of $5,192,000 in 2001 and
      $4,407,000 in 2000)                                                            1,273,000      2,058,000
   Leasehold improvements (net of accumulated amortization of $1,136,000 in
      2001 and $818,000 in 2000)                                                     1,550,000      1,868,000
   Office furniture and computers (net of accumulated depreciation of $74,000 in
      2001 and $48,000 in 2000)                                                         33,000         59,000
                                                                                   -----------    -----------

                                                                                     2,856,000      3,985,000
                                                                                   -----------    -----------
Cash held in escrow                                                                    105,000        101,000
                                                                                   -----------    -----------

                                                                                   $ 3,795,000    $ 4,856,000
                                                                                   ===========    ===========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                           $    52,000    $   106,000
   Note payable - litigation settlement - current portion                              100,000        150,000
   Obligations under capital leases and loans payable - current portion              1,000,000        841,000
   Due to stockholder                                                                  300,000        300,000
   Income tax payable                                                                   36,000        135,000
   Other current liabilities                                                            23,000         25,000
                                                                                   -----------    -----------

        Total current liabilities                                                    1,511,000      1,557,000

Note payable - litigation settlement - net of current portion                          100,000        200,000
Deferred tax liability                                                                  68,000        250,000
Obligations under capital leases and loans payable - net of current portion            837,000      1,718,000
                                                                                   -----------    -----------

                                                                                     2,516,000      3,725,000
                                                                                   -----------    -----------
Commitments, litigation and other matters (Notes B, C, G and H)

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,866,185 and
   7,316,685 shares issued at December 31, 2001 and
      2000, respectively                                                                79,000         73,000
Additional paid-in capital                                                           2,808,000      2,789,000
Accumulated deficit                                                                 (1,608,000)    (1,728,000)
Treasury stock, at cost, 40,000 shares                                                                 (3,000)
                                                                                   -----------    -----------
                                                                                     1,279,000      1,131,000
                                                                                   -----------    -----------

                                                                                   $ 3,795,000    $ 4,856,000
                                                                                   ===========    ===========

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW

Consolidated Statements of Operations

                                                                        Year Ended December 31,
                                                                -----------------------------------------
                                                                   2001           2000           1999
                                                                -----------    -----------    -----------
Revenue (Notes B and C)                                         $ 2,573,000    $ 2,575,000    $ 3,089,000
                                                                -----------    -----------    -----------
Costs and expenses:
   Patient expenses                                               1,013,000      1,097,000      1,115,000
   Selling, general and administrative                            1,402,000      1,366,000      1,445,000
                                                                -----------    -----------    -----------

                                                                  2,415,000      2,463,000      2,560,000
                                                                -----------    -----------    -----------

Income from operations                                              158,000        112,000        529,000
                                                                -----------    -----------    -----------

Interest expense                                                   (277,000)      (318,000)      (409,000)
Interest income                                                       9,000         12,000         19,000
                                                                -----------    -----------    -----------

                                                                   (268,000)      (306,000)      (390,000)
                                                                -----------    -----------    -----------

(Loss) income before income taxes and extraordinary item           (110,000)      (194,000)       139,000
Provision for income tax (benefit)                                 (163,000)       (68,000)        73,000
                                                                -----------    -----------    -----------

(Loss) income before extraordinary item                              53,000       (126,000)        66,000

Extraordinary item (less applicable income tax of $33,000 and
   $61,000 in 2001 and 2000)                                         67,000        109,000
                                                                -----------    -----------    -----------

Net income (loss)                                               $   120,000    $   (17,000)   $    66,000
                                                                ===========    ===========    ===========

Basic and diluted net income (loss) per share:
   Income (loss) before extraordinary item                      $       .01    $      (.01)   $       .01
   Extraordinary item                                                   .01            .01
                                                                -----------    -----------    -----------

   Net income (loss)                                            $       .02    $       .00    $       .01
                                                                ===========    ===========    ===========

Weighted average common shares outstanding                        7,230,852      7,312,575      7,316,685
                                                                ===========    ===========    ===========

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT-SUBJECT TO REVIEW

Consolidated Statements of Stockholders' Equity

                                                                       Common Stock
                                                                       ------------
                                                                  Number                     Additional
                                                                    of                        Paid-in        Accumulated
                                                                  Shares        Amount        Capital          Deficit
                                                               -----------    ---------    -------------   --------------
Balance - January 1, 1999                                              100    $        0   $     734,000   $  (1,777,000)
Issuance of common stock in connection with spin-off
   from GHS, Inc.                                                7,316,585    $   73,000         (73,000)
Contribution by GHS, Inc. of intercompany receivable                                           1,340,000
Contribution of cash by GHS, Inc.                                                                374,000
Selling, general and administrative services contributed
   by GHS, Inc.                                                                                  300,000
Contribution of U.S. NeuroSurgical Physics, Inc. common
   stock by GHS, Inc.                                                                            114,000
Net income for the year ended December 31, 1999                                                                   66,000
                                                                 ---------    ----------   -------------   -------------

Balance - December 31, 1999                                      7,316,685        73,000       2,789,000      (1,711,000)
Purchase of 40,000 shares of treasury stock
Net loss for the year ended December 31, 2000                                                                    (17,000)
                                                                 ---------    ----------   -------------   -------------

Balance - December 31, 2000                                      7,316,685        73,000       2,789,000      (1,728,000)
Purchase of 210,500 shares of treasury stock
Issuance of common stock as compensation                           800,000         8,000          32,000
Retirement of treasury stock                                      (250,500)       (2,000)        (13,000)
Net income for the year ended December 31, 2001                                                                  120,000
                                                                 ---------    ----------   -------------   -------------

Balance - December 31, 2001                                      7,866,185    $   79,000   $   2,808,000   $  (1,608,000)
                                                                 =========    ==========   =============   =============

                                                                  Treasury Stock
                                                                  --------------
                                                               Number
                                                                 of
                                                               Shares        Amount          Total
                                                               --------   -----------   -------------
Balance - January 1, 1999                                                               $  (1,043,000)
Issuance of common stock in connection with spin-off
   from GHS, Inc.                                                                                   0
Contribution by GHS, Inc. of intercompany receivable                                        1,340,000
Contribution of cash by GHS, Inc.                                                             374,000
Selling, general and administrative services contributed
   by GHS, Inc.                                                                               300,000
Contribution of U.S. NeuroSurgical Physics, Inc. common
   stock by GHS, Inc.                                                                         114,000
Net income for the year ended December 31, 1999                                                66,000
                                                                                        -------------

Balance - December 31, 1999                                                                 1,151,000
Purchase of 40,000 shares of treasury stock                     (40,000)   $   (3,000)         (3,000)
Net loss for the year ended December 31, 2000                                                 (17,000)
                                                               --------   -----------   -------------

Balance - December 31, 2000                                     (40,000)       (3,000)      1,131,000
Purchase of 210,500 shares of treasury stock                   (210,500)      (12,000)        (12,000)
Issuance of common stock as compensation                                                       40,000
Retirement of treasury stock                                    250,500        15,000               0
Net income for the year ended December 31, 2001                                               120,000
                                                               --------   -----------   -------------

Balance - December 31, 2001                                           0    $        0   $   1,279,000
                                                               ========    ==========   =============

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT-SUBJECT TO REVIEW

Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                           -----------------------------------------
                                                                               2001           2000           1999
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                       $   120,000    $   (17,000)   $    66,000
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provisions for doubtful accounts                                                                     150,000
        Depreciation and amortization                                        1,129,000      1,174,000      1,136,000
        Deferred income tax (benefit) provision                               (162,000)      (143,000)       143,000
        Stock issued as compensation                                            40,000
        Changes in:
           Accounts receivable                                                (101,000)      (210,000)      (166,000)
           Accounts receivable - stockholder                                    67,000        (37,000)       104,000
           Other current assets                                                (25,000)        (1,000)         1,000
           Accounts payable and accrued expenses (including litigation
              settlement)                                                     (204,000)      (142,000)        26,000
           Income tax payable and other current liabilities                   (101,000)       136,000         24,000
                                                                           -----------    -----------    -----------

                Net cash provided by operating activities                      763,000        910,000      1,334,000
                                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Property and equipment                                                                    (845,000)       (38,000)
   Increase in cash held in escrow                                              (4,000)        (5,000)        (4,000)
                                                                           -----------    -----------    -----------

                Net cash used in investing activities                           (4,000)      (850,000)       (42,000)
                                                                           -----------    -----------    -----------
Cash flows from financing activities:

   Repayment of capital lease and loan obligations                            (922,000)    (1,079,000)    (1,423,000)
   Cash received on financing of equipment                                     200,000        844,000
   Selling, general and administrative services contributed by GHS, Inc.                                     300,000
   Cash received from GHS, Inc.                                                                              374,000
   Purchase of treasury stock                                                  (12,000)        (3,000)
   Payment of liability assumed in connection with spin-off                                                 (100,000)
                                                                           -----------    -----------    -----------

                Net cash used in financing activities                         (734,000)      (238,000)      (849,000)
                                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                            25,000       (178,000)       443,000
Cash and cash equivalents - beginning of year                                  286,000        464,000         21,000
                                                                           -----------    -----------    -----------

Cash and cash equivalents - end of year                                    $   311,000    $   286,000    $   464,000
                                                                           ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for:
      Interest                                                             $   271,000    $   318,000    $   427,000
      Income taxes                                                             149,000    $     1,000    $    12,000

Supplemental disclosures of noncash activities:
   Issuance of stock as compensation                                       $    40,000
   Contribution of amounts previously due to GHS, Inc., legal settlement
      paid and property and equipment                                                                    $ 1,910,000
   Assumed liabilities in connection with spin-off from GHS, Inc.                                        $  (456,000)

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of preparation:

      U.S. NeuroSurgical, Inc. ("USN") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. ("USNP") administers the billing and collection of the fees charged by the physicist who operates the Kansas City gamma knife. USN and USNP are collectively referred to herein as the Company. The Company was a wholly owned subsidiary of GHS, Inc. ("GHS"), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to USN. On May 20, 1999 the Board of Directors of USN authorized a stock split of USN's common stock which resulted in the number of outstanding shares of USN common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute and the Company did distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, USN became a publicly held company.

      The consolidated financial statements include the accounts of USN and USNP. Intercompany transactions and balances have been eliminated.

      Management of the Company believes that its cash from operations plus cash on hand as of December 31, 2001 will be sufficient to fund its cash requirements through at least January 1, 2003, although there can be no assurances that this will be the case.

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

[7]   Estimates and assumptions:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]   Fair values of financial instruments:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2001 and 2000 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2001 and 2000.

[9]   Recently issued accounting pronouncement:

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002 and requires companies with legal obligations associated with the retirement of a tangible long-lived asset to recognize the fair value of the liability in the period in which it is incurred if a reasonable estimate of the fair value can be made. Such liability is to be capitalized as a cost of the related asset. Additionally, if an asset is acquired with a legal obligation for its retirement, the fair value of the liability shall be recorded upon acquisition.

      The Company will be required to adopt SFAS 143 in the year ending December 31, 2003 and has not yet determined the effect of such adoption. As disclosed in Note C, the Company has an obligation to restore its gamma knife facility at New York University Medical Center ("NYU") to its original condition upon the closing of the facility. The timing and the ultimate cost of such restoration have not been determined.

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a stockholder of the Company for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC's fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2001 and 2000, the escrow account had a balance of $105,000 and $101,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company had patient revenue from RMC in the amounts of $1,397,000, $1,341,000 and $2,081,000 for the years ended
      December 31, 2001, 2000 and 1999, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER ("NYU")

During November 1996, USN entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of seven years ("the term"), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition will be the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company had patient revenue from NYU in the amounts of $1,176,000, $1,234,000 and $1,008,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

USN acquired its first Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000 under a capital lease. The Company refinanced the lease with DVI Financial Services, Inc. ("DVI") under a 39-month capital lease with an implicit interest rate of approximately 10.4%.

On December 6, 1994, USN entered into an additional agreement with Elekta to acquire a second Gamma Knife ("Knife 2") for $2,900,000 which was also financed by DVI pursuant to a capital lease obligation. The lease terms provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty month Treasury Note rate.

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

On May 22, 2001, USN entered into a forty-month loan agreement with DVI in the amount of $200,000. The loan bears interest at 9.479% per annum and is collateralized by the Gamma Knife at RMC.

The obligations under the capital lease and loans payable are as follows:

                                                      December 31,
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------

       Capital leases - Gamma Knife             $1,251,000   $1,750,000
       Loans payable - leasehold improvements      586,000      809,000
                                                ----------   ----------

                                                 1,837,000    2,559,000
       Less current portion                      1,000,000      841,000
                                                ----------   ----------

                                                $  837,000   $1,718,000
                                                ==========   ==========

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

Future payments as of December 31, 2001 on the equipment leases and loans are as follows:

 Year Ending December 31,
          2002                                                     $ 1,164,000
          2003                                                         768,000
          2004                                                         108,000
                                                                   -----------

                                                                     2,040,000
          Less interest                                                203,000
                                                                   -----------
          Present value of net minimum obligation                  $ 1,837,000
                                                                   ===========

The Company's Gamma Knives are held under capital leases and amortization is included in depreciation expense.

NOTE E - CONCENTRATIONS

For the years ended December 31, 2001, 2000 and 1999, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2001 and 2000.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE F - TAXES

The components of the income tax provision (benefit) are as follows:

                                                 Year Ended December 31,
                                          -------------------------------------
                                             2001          2000          1999
                                          ---------     ---------     ---------
Current:
   Federal                                $  (1,000)    $  65,000     $ (70,000)
   State                                                   10,000
                                          ---------     ---------     ---------

                                             (1,000)       75,000       (70,000)
                                          ---------     ---------     ---------
Deferred:
   Federal                                 (130,000)     (121,000)      114,000
   State                                    (32,000)      (22,000)       29,000
                                          ---------     ---------     ---------

                                           (162,000)     (143,000)      143,000
                                          ---------     ---------     ---------

Income tax provision (benefit)            $(163,000)    $ (68,000)    $  73,000
                                          =========     =========     =========

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE F - TAXES (CONTINUED)

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

                                                          Year Ended December 31,
                                                     --------------------------------
                                                         2001        2000       1999
                                                     ---------    --------    -------
Income tax (benefit) at the federal statutory rate   $ (37,000)   $(65,000)   $47,000
State income tax (benefit), net of federal taxes        (7,000)     (3,000)     7,000
Other (1)                                             (119,000)                19,000
                                                     ---------    --------    -------

Income tax provision (benefit)                       $(163,000)   $(68,000)   $73,000
                                                     =========    ========    =======

      (1) In 2001 the other tax benefit is the result of the finalization of the tax effects of the spin-off which took place in 1999.

Items which give rise to deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                           ----------------------
                                                              2001         2000
                                                           ---------    ---------
Deferred tax asset:
   Litigation settlement accrued for financial reporting
      purposes, deductible when paid for tax purposes      $  80,000    $ 140,000
Deferred tax liability:
   Excess of tax depreciation over book depreciation        (108,000)    (330,000)
                                                           ---------    ---------

Net deferred tax liability                                 $ (28,000)   $(190,000)
                                                           =========    =========

NOTE G - LITIGATION

In settlement of a litigation in May 1999, the Company paid $200,000 cash and issued promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. The Settlement Notes are collateralized by a second-priority security interest in the Company's receivables from its Kansas City and New York Gamma Knife centers. During 1998, $934,000 was charged to expense for this settlement including the value of 68,688 shares of common stock issued by GHS. At December 31, 2001 and 2000, the balance on these notes amounted to $200,000 and $350,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE H - COMMITMENTS

Leases:

The Company leases office space under an operating lease expiring March 2003. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2001, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

       2002                         $ 36,000
       2003                           12,000
       2004                            4,000
       2005                            4,000
       2006                            4,000
       Thereafter                     36,000
                                    --------

                                    $ 96,000
                                    ========

Rent expense was approximately $38,000, $34,000 and $33,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Gamma Knives:

The Company is required to reload cobalt at each facility approximately every 7 years. The cobalt of RMC was reloaded in 2000 at a cost of approximately $800,000 (see Note D). The NYU facility will require cobalt reload in approximately 2003.

NOTE I - EMPLOYEES' 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for the year ended 2001, 2000 and 1999 were approximately $30,000, $14,000 and $14,000, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

[1]   The amount due to stockholder is due on demand without interest.

[2] The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president's compensation for the year ended December 31, 2001, 2000 and 1999 were $305,000, $265,000 and
      $255,000, respectively.

[3] During the year ended December 31, 2001, 2000 and 1999, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $22,000, $44,000 and $45,000, respectively.

[4] During the year ended December 31, 1999, the Company hired a consulting firm. A director of the Company was also the Managing Director of the consulting firm. Such consulting expense amounted to $30,000 for 1999.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
DRAFT- SUBJECT TO REVIEW
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE K - TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN's common stock. As of December 31, 2001, the Company repurchased and retired 250,500 shares at a cost of $15,000.

NOTE L - EXTRAORDINARY ITEM

Extraordinary item represents amounts received by the Company on receivables which had originated with GHS.