Form 10-Q
period 2002-03-31
US NEUROSURGICAL INC
filed 2002-05-15
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                         Commission file number
March 31, 2002                                                   0-15586


                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                              52-1842411
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)


            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (301) 208-8998

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

        YES     X                             NO
           ------------                         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 3, 2002
Common Stock, $.01 par value                                7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              March 31,     December 31,
                                                                       2002           2001
                                                                   -----------    -----------
Current assets:
     Cash and cash equivalents                                     $   117,000    $   311,000
     Accounts receivable                                               740,000        431,000
     Deferred tax asset                                                 40,000         40,000
     Other current assets                                               57,000         52,000
                                                                   -----------    -----------
         Total current assets                                      $   954,000    $   834,000
                                                                   -----------    -----------


Gamma Knife (net of accumulated depreciation of
     $5,319,000 in 2002 and $5,192,000 in 2001)                      1,146,000      1,273,000
Leasehold improvements (net of accumulated
      amortization of $1,227,000 in 2002 and $1,136,000 in 2001)     1,459,000      1,550,000
Office furniture and computers (net of accumulated
  Depreciation of $80,000 in 2002 and $74,000 in 2001)                  27,000         33,000
                                                                   -----------    -----------
         Total property and equipment                                2,632,000      2,856,000
                                                                   -----------    -----------

Cash held in escrow                                                    105,000        105,000
                                                                   -----------    -----------

         TOTAL                                                     $ 3,691,000    $ 3,795,000
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $    60,000    $    52,000
     Note payable - litigation settlement                              100,000        100,000
     Obligations under capital lease
      and loans payable- current portion                               990,000      1,000,000
     Due to stockholder                                                300,000        300,000
     Income tax payable                                                     --         36,000
     Other current liabilities                                          47,000         23,000
                                                                   -----------    -----------
         Total current liabilities                                   1,497,000      1,511,000

Note payable-litigation settlement-net of current portion              100,000        100,000
Deferred tax liability                                                  68,000         68,000
Obligations under capital lease and loans payable-net
  of current portion                                                   666,000        837,000
                                                                   -----------    -----------
                                                                     2,331,000      2,516,000
                                                                   -----------    -----------
Commitments, litigation and other matters

Stockholders' equity:
     Common stock                                                       79,000         79,000
     Additional paid-in capital                                      2,808,000      2,808,000
     Accumulated deficit                                            (1,524,000)    (1,608,000)
     Treasury stock, at cost                                            (3,000)            --
                                                                   -----------    -----------
         Total stockholders' equity                                $ 1,360,000    $ 1,279,000
                                                                   -----------    -----------

         TOTAL                                                     $ 3,691,000    $ 3,795,000
                                                                   ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenue:
      Patient Revenue                                $   746,000    $   531,000
                                                     -----------    -----------

Expenses:
     Patient Expenses                                $   214,000    $   327,000
     Selling, General and Administrative                 336,000        332,000
                                                     -----------    -----------
         Total                                           550,000        659,000
                                                     -----------    -----------

Operating Income (loss)                              $   196,000    $  (128,000)

Interest expense                                         (50,000)       (64,000)

Interest income                                            1,000          4,000
                                                     -----------    -----------

Income (loss) before income taxes                        147,000       (188,000)
Income tax provision (benefit)                            63,000        (62,000)
                                                     -----------    -----------

Net Income (loss)                                         84,000       (126,000)
                                                     ===========    ===========

Proforma basic and diluted income (loss) per share   $       .01    $      (.02)
                                                     -----------    -----------
Proforma weighted average shares outstanding           7,866,185      7,316,685


  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                 ----------------------
                                                                                    2002         2001
                                                                                 ---------    ---------
Cash flows from operating activities:
         Income (loss) from continuing operations                                $  84,000    $(126,000)
         Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                  Depreciation and amortization:                                   226,000      327,000
                  Changes in operating assets and liabilities:
                  Increase in receivables                                         (309,000)      (3,000)
                  Increase in other current assets                                  (5,000)     (51,000)
                  Decrease in payables and accrued expenses                         (4,000)    (103,000)
                                                                                 ---------    ---------
                         Net cash (used in) provided by operating activities        (8,000)      44,000
                                                                                 ---------    ---------

Cash flows from investing activities :
         Increase in cash held in escrow                                                --       (2,000)
                                                                                 ---------    ---------
                                   Net cash used in investing activities                --       (2,000)

Cash flows from financing activities:
         Purchase of treasury stock                                                 (3,000)          --
         Payment of capital lease obligations                                     (183,000)    (250,000)
                                                                                 ---------    ---------
                                  Net cash used in financing activities           (186,000)    (250,000)

Net decrease in cash and cash equivalents                                         (194,000)    (208,000)

Cash and cash equivalents - beginning of period                                    311,000      286,000
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 117,000    $  78,000
                                                                                 =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                                   50,000       64,000
         Taxes                                                                     100,000      125,000


  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Preparation

      The accompanying financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B - Treasury Stock

      During 2002, the Company purchased as part of its buyback program, 38,000 shares of its own common stock at a cost of $3,000.

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

First Quarter 2002 Compared to First Quarter 2001

Results of Operations

      Patient revenue increased 40% to $746,000 in the quarter ended March 31, 2002 from $531,000 for the quarter ended March 31, 2001. The increase was due to increased procedures at the NYU Center. Patient expenses decreased 35% to $214,000 from $327,000 a year earlier. The decrease was due to the completion of depreciation on our Kansas City gamma knife. Selling, general and administrative expense increased 1% to $336,000 from $332,000 for the quarter ended March 31, 2002. Interest expense decreased 22% to $50,000 from $64,000 in the same period a year earlier. The decrease was due to increased principal payments on the Gamma Knives. For the quarter ended March 31 2002, net income was $84,000 as compared to a loss of $126,000 for the same period a year earlier.

Liquidity and Capital Resources

      At March 31, 2002 the Company had a working capital deficit of $543,000 as compared to $677,000 at December 31, 2001. Cash and cash equivalents at March 31, 2002 were $117,000 as compared with $311,000 at December 31, 2001.

      Net cash used in operating activities was $8,000 as compared to net cash provided of $44,000 for the same period, a year earlier. Depreciation and amortization was $226,000 for the quarter ended March 31, 2002 as compared to $327,000 in the same period, one year earlier.

      Net cash used in financing activities was $186,000 as compared to $250,000 for the same period a year earlier. This is due to paying down the principal on its capitalized leases. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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


                                           U.S. Neurosurgical, Inc.



Date   May 14, 2002                        By    /s/ Alan Gold
     --------------------                     ----------------------------------
                                                     Alan Gold
                                                     Director and President
                                                     Chief Executive Officer


Date   May 14, 2002                         By    /s/ Howard Grunfeld
     --------------------                     ----------------------------------
                                                      Howard Grunfeld
                                                      Vice President of Finance