Form 10-Q
period 2002-06-30
US NEUROSURGICAL INC
filed 2002-08-19
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
June 30, 2002                                                     0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                            52-1842411
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (301) 208-8998

                                 Not Applicable
   (Former name, former address and former fiscal year, if changedsince last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES    X                                    NO
           --------------                             ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                      Outstanding at August 3, 2002
7,866,185 Shares                                  Common Stock, $.01 par value

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                               June 30,     December 31,
                                                                       2002           2001
                                                                   -----------    -----------
Current assets:
     Cash and cash equivalents                                     $   129,000    $   311,000
     Accounts receivable                                               639,000        431,000
     Income tax receivable                                              40,000             --
     Deferred tax asset                                                 40,000         40,000
     Other current assets                                               52,000         52,000
                                                                   -----------    -----------
         Total current assets                                      $   900,000    $   834,000
                                                                   -----------    -----------

Gamma Knife (net of accumulated depreciation of
     $5,446,000 in 2002 and $5,192,000 in 2001)                      1,019,000      1,273,000
Leasehold improvements (net of accumulated
      amortization of $1,319,000 in 2002 and $1,136,000 in 2001)     1,367,000      1,550,000
Office furniture and computers (net of accumulated
      Depreciation of $87,000 in 2002 and $74,000 in 2001)              20,000         33,000
                                                                   -----------    -----------
         Total property and equipment                                2,406,000      2,856,000
                                                                   -----------    -----------

Cash held in escrow                                                    105,000        105,000
                                                                   -----------    -----------

         TOTAL                                                     $ 3,411,000    $ 3,795,000
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $    84,000    $    52,000
     Note payable - litigation settlement                              100,000        100,000
     Obligations under capital lease
      and loans payable- current portion                             1,065,000      1,000,000
     Due to stockholder                                                300,000        300,000
     Income tax payable                                                 46,000         36,000
     Other current liabilities                                          38,000         23,000
                                                                   -----------    -----------
         Total current liabilities                                   1,633,000      1,511,000

Note payable-litigation settlement-net of current portion                   --        100,000
Deferred tax liability                                                  68,000         68,000
Obligations under capital lease and loans payable-net
of current portion                                                     340,000        837,000
                                                                   -----------    -----------
                                                                     2,041,000      2,516,000
                                                                   -----------    -----------
Commitments, litigation and other matters

Stockholders' equity:
     Common stock                                                       79,000         79,000
     Additional paid-in capital                                      2,808,000      2,808,000
     Accumulated deficit                                            (1,509,000)    (1,608,000)
     Treasury stock, at cost                                            (8,000)            --
                                                                   -----------    -----------
         Total stockholders' equity                                $ 1,370,000    $ 1,279,000
                                                                   -----------    -----------

         TOTAL                                                     $ 3,411,000    $ 3,795,000
                                                                   ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                                June 30,
                                                            2002         2001
                                                         ---------    ---------

Revenue:
      Patient Revenue                                    $ 638,000    $ 705,000
                                                         ---------    ---------

Expenses:
     Patient Expenses                                      242,000      344,000
     Selling, General and Administrative                   327,000      274,000
                                                         ---------    ---------
         Total                                             569,000      618,000
                                                         ---------    ---------

Income from operations                                      69,000    $  87,000

Interest expense                                           (49,000)     (89,000)

Interest income                                                 --        2,000
                                                         ---------    ---------

Income from Continuing Operations before tax                20,000           --
Income tax provision                                         5,000           --
                                                         ---------

Income from Continuing Operations                           15,000           --

Income from Discontinued Operations (less applicable            --       67,000
                                                                      ---------
Income tax of $33,000 in 2001)

Net Income                                               $  15,000    $  67,000
                                                         =========    =========

Earnings per share from continuing operations            $      --    $      --
                                                         =========    =========

Earnings per share from discontinued operations          $      --    $     .01
                                                         =========    =========

Earnings per share                                       $      --    $     .01
                                                         =========    =========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                                June 30,
                                                         2002          2001
                                                      -----------   -----------

Revenue:
      Patient Revenue                                 $ 1,384,000   $ 1,236,000
                                                      -----------   -----------

Expenses:
     Patient Expenses                                     456,000       671,000
Selling, General and Administrative                       663,000       606,000
                                                      -----------   -----------
         Total                                          1,119,000     1,277,000
                                                      -----------   -----------

Income (loss) income  from operations                     265,000       (41,000)

Interest expense                                          (99,000)     (153,000)

Interest income                                             1,000         6,000
                                                      -----------   -----------

Income (loss) from Continuing Operations before tax       167,000      (188,000)

Income tax provision (benefit)                             68,000       (62,000)
                                                      -----------   -----------

Income (loss) from Continuing Operations                   99,000      (126,000)

Income from Discontinued Operations (less applicable           --        67,000
                                                      -----------   -----------
Income tax of $33,000 in 2001)

Net Income (loss)                                     $    99,000   $   (59,000)
                                                      ===========   ===========

Earnings (loss) per share from continuing operations  $       .01   $      (.02)
                                                      ===========   ===========

Earnings per share from discontinued operations              $.--   $       .01
                                                      ===========   ===========
Earnings (loss) earnings per share                    $       .01   $      (.01)
                                                      ===========   ===========


  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                      June 30
                                                                                  2002          2001
                                                                               ---------    ---------
Cash flows from operating activities:
         Net income (loss)                                                     $  99,000    $ (59,000)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization:                                     451,000      657,000
                  Changes in operating assets and liabilities:
                  Increase in accounts receivables                              (208,000)    (186,000)
                  Increase in income tax receivable and other current assets     (40,000)     (33,000)
                  Increase (decrease) in payables and income tax payable          56,000     (135,000)
                                                                               ---------    ---------
         Net cash provided by operating activities                               358,000      244,000

Cash flows from investing activities :
          Increase in cash held in escrow                                                      (3,000)
                                                                                            ---------

Cash flows from financing activities:
         Proceeds from loan                                                           --      200,000
         Repayment of note payable                                              (100,000)    (150,000)
         Purchase of treasury stock                                               (8,000)      (4,000)
         Payment of capital lease obligations                                   (432,000)    (414,000)
                                                                               ---------    ---------
         Net cash used in financing activities                                  (540,000)    (368,000)
                                                                               ---------    ---------

Net decrease in cash and cash equivalents                                       (182,000)    (127,000)
Cash and cash equivalents - beginning of period                                  311,000      286,000
                                                                               ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 129,000    $ 159,000
                                                                               =========    =========


Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                              $  99,000    $ 153,000
         Income Taxes                                                            102,000      135,000


  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B - Treasury Stock

      During 2002, the Company purchased as part of its buyback program, 94,500 shares of its own common stock at a cost of $8,000.

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

Second Quarter 2002 Compared to Second Quarter 2001 and Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Results of Operations

      Patient revenue decreased approximately 10% to $638,000 in the quarter ended June 30, 2002 from $705,000 for the quarter ended June 30, 2001. The decrease was due to a decline in rate reimbursement from the centers. Patient expenses decreased approximately 30% to $242,000 from $344,000 a year earlier. The decrease was due to the completion of depreciation on our Kansas City gamma knife. Selling, general and administrative expense "(S,G&A)" increased 19% to $327,000 for the quarter as compared to $274,000 in the prior year. The increase was due to higher insurance costs as well as increased salaries. Interest expense decreased approximately 45% to $49,000 from $89,000 in the same period a year earlier. The decrease was due to a reduction of our leases on the Gamma Knife properties. For the quarter ended June 30, 2002, income from continuing operations was $14,000 as compared to breakeven for the same period a year earlier.

      For the six months ended June 30, 2002 revenue increased approximately 12% to $1,384,000 from $1,236,000 in the same period a year earlier. The increase is due to increased procedures at the NYU Center. Patient expenses decreased 32% to $456,000 in 2002 from $671,000 in the same period in 2001. The decrease is the same as explained above. S,G & A increased 9% to $663,000 as compared to $606,000 in the same period a year earlier. The increase was due to an increase in salaries and increased insurance costs. Interest expense decreased approximately 35% to $99,000 from $153,000 in the same period a year ago. The reason for the decrease was due to a reduction of our leases on the Gamma Knife properties. Income from operations was $99,000 for the six months ended June 30, as compared to a loss of $126,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

      At June 30, 2002 the Company had a working capital deficit of $733,000 as compared to $677,000 at December 31, 2001. Cash and cash equivalents at June 30, 2002 were $129,000 as compared with $311,000 at December 31, 2001.

      Net cash provided by operating activities was $358,000 as compared with $244,000 for the same period, a year earlier. Depreciation and amortization was $451,000 for the six months ended June 30, 2002 as compared to $657,000 in the prior year period. The decrease was due to the completion of depreciation on our Kansas City gamma knife. There was an increase in accounts receivables of $208,000 during the six months ended June 30, 2002 as compared to an increase of $186,000 in the previous year. Payables and accrued expenses increased $56,000 in 2002 as compared to a decrease of $135,000 in 2001.

      Net cash used in financing activities was $540,000 as compared to $368,000 for the same period in 2001. Notes payable decreased $100,000 in 2002. The Company paid $432,000 towards its capital lease obligations as compared to $414,000 in the same period in 2001.

      The Company expects cash flow from operations and cash on hand to be sufficient to finance the business for the next 12 months.

      Forward Looking Statements

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


                                                   U.S. Neurosurgical, Inc.


Date  August 14, 2002                              By  /s/ Alan Gold
     -----------------------                         ------------------------
                                                       Alan Gold
                                                       Director and President
                                                       Chief Executive Officer


Date  August 14, 2002                               By /s/ Howard Grunfeld
    -----------------------                           -----------------------
                                                       Howard Grunfeld
                                                       Vice President of Finance