Form 10-Q
period 2002-09-30
US NEUROSURGICAL INC
filed 2002-11-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
September 30, 2002                                                0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                                               52-1842411
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

                     YES |X|            NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 25, 2002
----------------------------                     -------------------------------
Common Stock, $.01 par value                             7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                    September 30,     December 31,
                                                                        2002              2001
                                                                        ----              ----
Current assets:
     Cash and cash equivalents                                       $   149,000      $   311,000
     Accounts receivable                                                 671,000          431,000
     Deferred tax asset                                                       --           40,000
     Other current assets                                                 52,000           52,000
                                                                     -----------      -----------
         Total current assets                                            872,000          834,000
                                                                     -----------      -----------

Gamma Knife (net of accumulated depreciation of
     $5,574,000 in 2002 and $5,192,000 in 2001)                          892,000        1,273,000
Leasehold improvements (net of accumulated
      amortization of $1,410,000 in 2002 and $1,136,000 in 2001)       1,275,000        1,550,000
Office furniture and computers (net of accumulated
     depreciation of 93,000 in 2002 and $74,000 in 2001)                  14,000           33,000
                                                                     -----------      -----------
         Total property and equipment                                  2,181,000        2,856,000
                                                                     -----------      -----------

Cash held in escrow                                                      106,000          105,000
                                                                     -----------      -----------

         TOTAL                                                       $ 3,159,000      $ 3,795,000
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           $   108,000      $    52,000
     Note payable                                                        100,000          100,000
     Obligations under capital lease
      and loans payable- current portion                                 940,000        1,000,000
     Due to stockholder                                                  300,000          300,000
     Income tax payable                                                       --           36,000
     Other current liabilities                                            38,000           23,000
                                                                     -----------      -----------
         Total current liabilities                                     1,486,000        1,511,000

Note payable                                                                  --          100,000
Deferred tax liability                                                    70,000           68,000
Obligations under capital lease and loans payable
     Net of current portion                                              214,000          837,000
                                                                     -----------      -----------

                                                                       1,770,000        2,516,000
                                                                     -----------      -----------

Stockholders' equity:
     Common stock                                                         79,000           79,000
     Additional paid-in capital                                        2,808,000        2,808,000
     Accumulated deficit                                              (1,490,000)      (1,608,000)
     Treasury stock, at cost                                              (8,000)              --
                                                                     -----------      -----------
         Total stockholders' equity                                    1,389,000        1,279,000
                                                                     -----------      -----------

         TOTAL                                                       $ 3,159,000      $ 3,795,000
                                                                     ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            September 30,
                                                            -------------

                                                       2002              2001
                                                       ----              ----

Revenue:
     Patient Revenue                                 $ 660,000        $ 657,000
                                                     ---------        ---------

Expenses:
     Patient Expenses                                  235,000          308,000
     Selling, General and Administrative               361,000          294,000
                                                     ---------        ---------
         Total                                         596,000          602,000
                                                     ---------        ---------

Income (loss) from operations                           64,000           55,000

Interest expense                                       (36,000)         (63,000)

Interest income                                          1,000            2,000
                                                     ---------        ---------

Income before tax                                       29,000           (6,000)

Income tax                                              10,000               --

                                                     ---------        ---------

Net Income (loss)                                    $  19,000        $  (6,000)
                                                     =========        =========

Earnings per share                                   $      --        $      --
                                                     =========        =========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended
                                                               September 30,
                                                               -------------

                                                            2002              2001
                                                            ----              ----
Revenue:
      Patient Revenue                                    $ 2,044,000      $ 1,893,000
                                                         -----------      -----------

Expenses:
     Patient Expenses                                        691,000          979,000
     Selling, General and Administrative                   1,024,000          900,000
                                                         -----------      -----------
     Total                                                 1,715,000        1,879,000
                                                         -----------      -----------

Income from operations                                       329,000           14,000

Interest expense                                            (135,000)        (216,000)

Interest income                                                2,000            8,000
                                                         -----------      -----------

Income (loss) from continuing operations                     196,000         (194,000)
before tax

Income tax (benefit)                                          78,000          (62,000)
                                                         -----------      -----------

Income (loss) from continuing operations                     118,000         (132,000)

Income from Discontinued Operations (less applicable              --           67,000
Income tax of $33,000 in 2001)
                                                         -----------      -----------

Net Income (loss)                                        $   118,000      $   (65,000)
                                                         ===========      ===========

Earnings (loss) per share from continuing operations     $       .02      $      (.02)
                                                         ===========      ===========

Earnings per share from discontinued operations          $        --      $       .01
                                                         ===========      ===========

Earnings (loss) per share                                $       .02      $      (.01)
                                                         ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30
                                                                                 ------------

                                                                               2002           2001
                                                                               ----           ----
Cash flows from operating activities:
         Net income (loss)                                                   $ 118,000      $ (65,000)
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization:                                   675,000        952,000
              Changes in operating assets and liabilities:
                  Increase in receivables                                     (240,000)      (155,000)
                  Increase in income tax receivable and other assets                --        (33,000)
                  Deferred tax benefit                                          42,000         15,000
                  Increase (decrease) in payables and income tax payable        35,000       (164,000)
                                                                             ---------      ---------
                      Net cash provided by operating activities                630,000        550,000
                                                                             ---------      ---------

Cash flows from investing activities :
                  Increase in cash held in escrow                               (1,000)        (4,000)
                                                                             ---------      ---------
Net cash used in investing activities                                           (1,000)        (4,000)
                                                                             ---------      ---------

Cash flows from financing activities:
         Proceeds from loan                                                         --        200,000
         Repayment of note payable                                            (100,000)      (150,000)
         Purchase of treasury stock                                             (8,000)        (9,000)
         Payment of capital lease obligations                                 (683,000)      (639,000)
                                                                             ---------      ---------
Net cash used in financing activities                                         (791,000)      (598,000)
                                                                             ---------      ---------

Net (decrease) in cash and cash equivalents                                   (162,000)       (52,000)
Cash and cash equivalents - beginning of period                                311,000        286,000
                                                                             ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 149,000      $ 234,000
                                                                             =========      =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                              135,000        216,000
         Income Taxes                                                          125,000        135,000

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note C - Recent Accounting Announcements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS No. 142, we will be required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be included in goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS No. 141 and 142 did not have a significant impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We believe adoption of SFAS No. 145 will have no material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe SFAS No. 146 will have no material effect on our financial statements

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on January 25, 2002, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Third Quarter 2002 Compared to Third Quarter 2001 and Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Patient revenue increased 1% to $660,000 in the quarter ended September 30, 2002 from $657,000 for the quarter ended September 30, 2001. Patient expenses decreased 24% to $235,000 from $308,000 in the same period from a year earlier. The decrease was due to the completion of depreciation on our Kansas City gamma knife. Selling, general and administrative expense for the quarter ended September 30 increased 27% to $361,000 from $294,000 a year ago. The increase was due to higher insurance costs as well as increased salaries. Interest expense decreased 43% to $36,000 from $63,000 in the same period a year earlier. The decrease was due to a reduction of our leases on the Gamma Knife properties. For the quarter ended September 30, 2002, the net income from continuing operations was $19,000 as compared to a loss of $6,000 for the same period a year earlier. During the quarter, the contract between USN and Research Medical Center (RMC) has been restructured whereby The Cancer Institute (TCI), a joint venture between RMC and St. Lukes Hospital has been assigned this contract.

      For the nine months ended September 30, revenue increased 8% to $2,044,000 from $1,893,000 in the same period a year earlier. Patient expenses decreased 29% to $691,000 in 2002 from $979,000 in the same period in 2001. The decrease was due to the completion of depreciation on our Kansas City gamma knife. Selling, general and administrative expenses increased 14% to $1,024,000 as compared to $900,000 in the same period, a year earlier. The increase was due to an increase in salaries and increased insurance costs. Interest expense decreased 37% to $135,000 from $216,000 in the same period a year ago. The decrease was due to a reduction of our leases on the Gamma Knife properties. Income from continuing operations was $118,000 for the nine months ended September 30, 2002 as compared to a loss of 132,000 for the nine months ended

September 30, 2001. The Company received $100,000 in 2001 from collection on contracts from discontinued operations.

Liquidity and Capital Resources

      At September 30, 2002 the Company had a working capital deficit of $614,000 as compared to a deficit of $677,000 at December 31, 2001. Cash and cash equivalents at September 30, 2002 were $149,000 as compared with $311,000 at December 31, 2001. The decrease in cash was due to paydown of capital leases as well as a delay in collection of accounts receivable from NYU.

      Net cash provided by operating activities was $630,000 for the nine months ended September 30, 2002 as compared with $550,000 for the same period, a year earlier. Depreciation and amortization was $675,000 for the nine month period ended September 30, 2002 and was 952,000 in the 2001 period. The decrease was due to the completion of depreciation on our Kansas City gamma knife. There was an increase in accounts receivable of $240,000 in 2002 and $155,000 during the nine months ended September 30, 2001.

      Payables and income tax payable increased $35,000 for the nine months ended September 30, 2002 as compared to a decrease of $164,000 for the same period in 2001.

      Net cash used in financing activities was $791,000 for the nine months ended September 30, 2002 as compared to $598,000 for the same period a year ago. The Company paid $683,000 towards its capital lease obligations for the nine months ended September 30, 2002 as compared to $639,000 in the same period in 2001. Notes payable decreased by $100,000 in 2002 as compared to $150,000 in 2001. The company borrowed $200,000 during 2001 to fund its short term operating costs. This is a forty month loan payable at 9.5 percent.

      The Company expects cash flow from operations and cash on hand to be sufficient to finance the business for the next twelve months.

Disclosure Regarding Forward Looking Statements

      The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will be," "will continue," "will likely result," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and USN is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

      USN operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operation; introduce on a timely basis new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how. USN's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

      Investors should also be aware that while the company might, from time to time, communicate with securities analysts, it is against the company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of the company.

In addition, USN's overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in USN's plans, strategies and intentions

ITEM 4. CONTROLS AND PROCEDURES

      U.S. Neurosurgical management, including the President and the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and the Chief Financial Officer completed their evaluation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  U.S. NEUROSURGICAL, INC.


Date November 12, 2002                            By  /s/ Alan Gold
     -----------------                              ----------------------------
                                                      Alan Gold
                                                      Director and President
                                                      Chief Executive Officer


Date November 12, 2002                            By /s/ Howard Grunfeld
     -----------------                              ----------------------------
                                                     Howard Grunfeld
                                                     Chief Financial Officer

                           CERTIFICATION OF PRESIDENT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mr. Alan Gold, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Neurosurgical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                             /s/ Mr. Alan Gold
                                                    -----------------
                                                    Mr. Alan Gold
                                                    President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mr. Howard Grunfeld, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Neurosurgical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

c6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                             /s/ Mr. Howard Grunfeld
                                                    ----------------------------
                                                    Mr. Howard Grunfeld
                                                    Chief Financial Officer