Form 10-K
period 2002-12-31
US NEUROSURGICAL INC
filed 2003-03-28
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File No.
     December 31, 2002                                  0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           52-1842411
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland          20850
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

                               YES |X|    NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $100,000 on March 15, 2003, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2003, was 7,866,185.

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

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 2002, there were approximately 80 Gamma Knife treatment centers in the United States.

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

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN's facility agreements with RMC expire in 2015 and there are no renewal options. For the year ended December 31, 2002 and the fiscal years 2001 and 2000 USN derived revenues from the RMC center of approximately $1,473,000, $1,397,000 and $1,341,000 respectively, as a result of 131, 114 and 116 procedures performed, respectively, during such periods.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The lease term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. This lease will be paid in full in July 2003. During 2003 the Company extended the term of its agreement with NYU until 2009. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN's facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. NYU provides the medical and technical staff to operate the facility. For the years ended December 31, 2002, 2001, and 2000, USN derived revenues from the NYU center of approximately $1,166,000, $1,176,000 and $1,234,000, respectively, as a result of 150, 148 and 121 procedures performed, respectively, during such periods. The reimbursement for the procedures has remained consistent the past two years. We expect reimbursement to remain about the same in the next year.

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

Liability Insurance

      Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN's professional medical liability and general liability policies have limits of $2 million each and USN has also purchased an excess coverage policy providing an additional $3 million of insurance coverage The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

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

Gamma Knife Supply and Servicing

      Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers. The purchase price for each Gamma Knife was approximately $3,000,000. Elekta was responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment. As part of the purchase of the Gamma Knife devices from Elekta, USN entered into purchase and maintenance agreements pursuant to which Elekta provides USN with ongoing maintenance, repairs and software upgrades for the RMC and NYU Gamma knives at an aggregate cost of $130,000 per year. Any interruption in the supply or services from Elekta would adversely affect USN's ability to maintain its Gamma Knife treatment centers.

Gamma Knife Financing

      The Gamma Knife is an expensive piece of equipment presently costing approximately $3,400,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. The Company has begun the reload process for its New York location. In November 2002 the Company entered into a cobalt reloading agreement with Elekta for August 2003. The cobalt and related installation costs are expected to be approximately $950,000, 100% of which will be financed. The Company made a down payment of $225,000 in December. This will be financed by DVI in a 40 month payment plan. The cost of the cobalt project will run about 300,000 annually for the term of the loan. On February 8, 2000, the Company entered into a cobalt reloading agreement with Elekta for the RMC Gamma Knife in the amount of $650,000, which is being financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In the fourth quarter of 2000 the Company completed the reload on the RMC unit. The cost to transport it and install into the machine were approximately $200,000 and were financed by DVI at the same terms as above, requiring forty monthly installments of $5,782. In May of 2001 the Company borrowed $200,000 to fund its short term obligations. The term of the loan is 40 months and carries an interest rate of 9.5% and has a monthly payment of $5,851.

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

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $36,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. Rent is deducted up front in the fee paid to USN for the use of the Gamma Knife. USN's agreements with RMC expire in September 2015 and there are no renewal options. USN's agreement with NYU was extended this year and now expires in November 2009.

ITEM 3.  LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2001 through December 31, 2002.

         PERIOD                                   HIGH BID             LOW BID
         ------                                   --------             -------
January 1 - March 31, 2001                         .12                  .05
April 1 -  June 30, 2001                           .10                  .06
July 1 - September 30, 2001                        .16                  .02
October 1 - December 31, 2001                      .12                  .03
January 1 - March 31, 2002                         .15                  .07
April 1 -  June 30, 2002                           .10                  .07
July 1 - September 30, 2002                        .07                  .06
October 1 - December 31, 2002                      .08                  .06

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 15, 2003, there were approximately 400 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1998 through 2002. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)
------------------------------------------------------------------------------------------------

                                                   2002      21001     2000      1999      1998
                                                  ------    ------    ------    ------    ------
OPERATING REVENUE                                 $2,639    $2,573    $2,575    $3,089    $2,332
EXPENSES:
Patient expense                                      930     1,133     1,125     1,115     1,221
General and administrative                         1,386     1,282     1,338     1,445     1,148
Interest expense                                     163       277       318       409       555
NET INCOME (LOSS)                                     98       120       (17)       66    (1,011)
BASIC AND DILUTED INCOME PER COMMON SHARE         $ 0.01    $ 0.02    $ 0.00    $ 0.01    ($0.14)

BALANCE SHEET DATA:
Cash and cash equivalents                         $   88    $  311   $    286   $  464    $   21
Total assets                                       2,963     3,795      4,856    5,283     5,811
Long-term obligations                                101     1,005      2,168    2,517     3,514
Stockholders equity (deficiency)                   1,368     1,279      1,131    1,151    (1,043)


(1) For the years ended December 31, 1998 and 1999 the per share information presented is proforma. Pro forma basic and diluted income (loss) per common share is calculated assuming that the Spin-off and the stock-split of USN Common Stock required to effect Spin-off had occurred as of January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

      Patient revenue was $2,639,000 in 2002 compared to $2,573,000 in 2001. Reimbursement continued at the same levels as the prior year. Patient expenses decreased 18% to $930,000 from $1,133,000 in 2001. The reason for the decrease is that one of the knives has been fully depreciated. Selling, general and administrative expense (S,G & A) increased 8% to $1,386,000 in 2002 from $1,282,000 in 2001. The major factor contributing to the increase was insurance expense. Income from operations was $323,000 in 2002 compared to $158,000 in 2001. Interest expense declined to $163,000 in 2002 from $277,000 in 2001. This was due to the paydown of principal on the Gamma Knife lease. Also, in 2001 we received $67,000, net of tax effect on receivables that originated with GHS. As a result of the above, net income was $98,000 compared to $120,000 in 2001. During the year, the contract between USN and Research Medical Center (RMC) was assigned to The Cancer Institute (TCI), a joint venture between RMC and St. Lukes Hospital. The assignment had no effect on our revenue from the center.

2001 COMPARED TO 2000

      Patient revenue was $2,573,000 in 2001 compared to $2,575,000 in 2000. The Company continues to experience the effects of the Department of Health and Human Services implementation of the Ambulatory Product Classifications ("APC") Medicare outpatient payment system in August 2000. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an outpatient basis has decreased by as much as 80%. Patient expenses increased 1% to $1,133,000 in 2001 from $1,125,000 in 2000. The reason for the slight increase is depreciation on the 2000 cobalt reload offset one of the knives being fully depreciated. Selling, general and administrative expense (S,G & A) decreased 4% to $1,282,000 in 2001 from $1,338,000 in 2000.

      As a result of the above income from operations increased to $158,000 in 2001 from $112,000 in 2000. Interest expense declined to $277,000 in 2001 from $318,000 in 2000. This was due to the paydown of principal on the Gamma Knife lease. The Company also had extraordinary income of $67,000, and $109,000 net of taxes, in 2001 and 2000 respectively, from collections of receivables which originated with GHS. The benefit of income taxes in 2001 was $163,000 compared to $68,000 in 2000. This was primarily due to the finalization of the tax effects of the spinoff which took place in 1999. Net income was $120,000 in 2001 compared to a net loss of $17,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002 the Company had a working capital deficit of $665,000 as compared to a working capital deficit of $677,000 at December 31, 2001. The Company is concerned about the deficit but does not expect it to impact operations and is confident that it will manange its receivables to continue to make timely payments on all of its obligations. Cash and cash equivalents at December 31, 2002 were $88,000 as compared to $311,000 at December 31, 2001. Net cash provided by operating activities was $733,000 as compared with $763,000 for the same period a year earlier. Depreciation and amortization was $912,000 as compared to $1,129,000 in 2001. The Company issued $40,000 worth of stock as compensation to officers and directors in 2001.

      Net cash used in investing activities for the year ended 2002 was $1,000 as compared to $4,000 in the year ago period.

      Net cash used in financing activities for the year ended December 31, 2002 was $955,000 as compared to $734,000 in 2001. The Company paid $946,000 towards its capital leases in 2002 as compared to $922,000 in 2001. The Company borrowed $200,000 for working capital purposes during 2001. The Company also bought back 114,000 shares of common stock during 2002 at a cost of $9,000 and 210,500 shares in 2001 at a cost of $12,000.

      The leases for the NYU equipment require annual payments of $792,000. This lease will be complete in July 2003. In August 2003 the NYU machine will have its cobalt reloaded. The cost is estimated to be $950,000, which includes the cost of the cobalt and related installation. This will be financed by DVI, Inc. It is expected to have annual payments of $300,000. The Kansas City Cobalt reload has annual payments of $360,000. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of closing of the settlement and $150,000 on the second anniversary of such closing. The remaining liability as of December 31, 2002 is $100,000. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.


2000                                                  31-MAR   30-JUN   30-SEP  31-DEC      YEAR
                                                      ------   ------   ------  ------      ----
REVENUE                                                 $588     $683     $653    $651    $2,575
INCOME (LOSS) FROM OPERATIONS                             37      115      (55)     15       112
NET INCOME (LOSS)                                        (23)      97      (53)    (38)      -17
BASIC AND DILUTED INCOME PER COMMON SHARE              $0.00    $0.01   ($0.01)  $0.00     $0.00


2001                                                  31-MAR   30-JUN   30-SEP  31-DEC      YEAR
                                                      ------   ------   ------  ------      ----
REVENUE                                                  531      705      657     680    $2,573
INCOME (LOSS) FROM OPERATIONS                           (128)      87       55     144       158
NET INCOME (LOSS)                                       (126)      67       (6)    185       120
BASIC AND DILUTED INCOME PER COMMON SHARE             -$0.02    $0.01    $0.00   $0.03     $0.02


2002                                                  31-MAR   30-JUN   30-SEP  31-DEC      YEAR
                                                      ------   ------   ------  ------      ----
REVENUE                                                  746      638      660     595    $2,639
INCOME (LOSS) FROM OPERATIONS                            196       69       64      (6)      323
NET INCOME (LOSS)                                         84       15       19     (20)       98
BASIC AND DILUTED INCOME PER COMMON SHARE              $0.01    $0.00    $0.00   $0.00     $0.01

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

         Name                                Age                  Position
         ----                                ---                  --------
     Alan Gold                                58                President & Chairman

     William F. Leimkuhler                    51                Director

     Charles H. Merriman, III                 68                Director

     Howard Grunfeld                          42                Vice President--Finance, Treasurer

     Susan Greenwald                          57                Vice President and Secretary

      ALAN GOLD has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 58, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      WILLIAM F. LEIMKUHLER has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr

Leimkuhler, 51, is currently the Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

      CHARLES H. MERRIMAN, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 68, Mr. Merriman retired at the close of the year 2001 from service as Senior Vice President and Managing Director of BB&T Capital Markets ("BB&T"), an investment banking enterprise, where he was employed in various capacities since 1972 by BB&T and its predecessor. Mr. Merriman has extensive knowledge of USN's primary focus on healthcare and technology.

      HOWARD GRUNFELD has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 42, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

      SUSAN GREENWALD has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 57, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

      Pursuant to the Company's bylaws, the Company's Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2002, the Board of Directors held three meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

      Pursuant to the Company's bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

            SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2002, all filing requirements applicable to its officers and directors were complied with by such individuals.

ITEM 11  EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 2002, 2001, and 2000, for the Chief Executive Officer of the Company. Prior to the Spin-off all amounts were paid by GHS.

                                           Summary Compensation Table
                                           --------------------------
Name and                                       Annual Compensation
Principal Position         Year                   Salary($)
------------------         ----                   ---------
Alan Gold                   2002                  $300,000
President & Director        2001                  $305,000
                            2000                  $265,000


      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 2003, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                                          Number of Shares
Name and Address                                            Beneficially                   Percent of
of Beneficial Owner                                         Owned (1)                        Class
-------------------                                         ---------                        -----
Alan Gold (2)                                                 1,140,246                      14.5%
2400 Research Blvd.
Rockville, MD  20850

Howard Grunfeld                                                 155,900                       2.0%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler                                           100,000                       1.3%
43 Salem Straits Road
 Darien, CT 06820

Charles H. Merriman III                                        130,672                        1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)                                         2,688,000                      34.2%
711 Fifth Avenue
New York, NY  10022

Allen & Company Incorporated                                  1,847,000                      23.4%
711 Fifth Avenue
New York, NY  10022

All Directors and Officers of USN                             1,526,818                      19.5%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1993, pursuant to an agreement (the "USN Agreement") between the Company and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

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

      On May 25, 1999, the parties to the above-described actions settled all of above described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold, and Allen & Company. As part of the closing of such settlement, GHS delivered $200,000 in cash and 68,688 additional shares of GHS common stock to Brown and Kirshenbaum. In addition,

USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggreagate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. USN will be solely responsible for the payment of the Settlement Notes. The Settlement Notes are secured by a second-priority security interest in USN's receivables from its Kansas City and New York Gamma Knife centers. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

      As consideration for financial advisory services rendered by Allen & Company Incorporated ("Allen") to GHS in connection with GHS's acquisition of ChangeYourLife.com, LLC and Concept Development Inc. on May 27, 1999, GHS agreed to pay Allen a financial advisory fee of $400,000, payable in installments of $100,000 on each of August 1, 1999, August 1, 2000, September 1, 2000 and October 1, 2000. As a result of the Assignment and Assumption Agreement entered into between GHS and USN in connection with USN's Spinoff from GHS, USN will be solely responsible for the payment of such fees because such fees relate to events occurring prior to May 27, 1999. Allen is a significant shareholder of the Company.

      Item 14. Controls and Procedures.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of USN's "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934 (the "Exchange Act")) was carried out by our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, the CEO and CFO have concluded that as of such date our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS. Subsequent to the completion of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed
         as part of this report:
                                                                      Page No.
                                                                      --------
         Consolidated Financial Statements of the Company

             Independent Auditors' Report                               F-2
             Balance Sheets as of December 31, 2002 and 2001            F-3
             Statements of Operations for the years ended
                    December 31, 2002, 2001, and 2000.                  F-4
             Statements of Changes in Stockholders' Equity
                    for the period January 1, 2000 through
                    December 31, 2002                                   F-5
             Statements of Cash Flows for the year ended
                    December 31, 2002, 2001, and 2000.                  F-6
             Notes to Financial Statements                              F-7

      All schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)   Reports on Form 8-K

      None

      Exhibits
      --------

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

(c)   Form of Stock Certificate of Common Stock (1)

(d) Distribution Agreement dated May 27, 1999 between GHS, Inc. ("GHS") and USN (1)

(e)   Tax Matters Agreement dated May 27,1999 betwwen GHS and USN (1)

(f)   Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN
      (1)

(g) Employment Agreement dated December 14,1984 between USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS's Registration Statement No. 33-4532-W on form S-18)

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

Dated: March 26, 2003

                           U.S. Neurosurgical, Inc.
                           (Registrant)


                           By       /s/ Alan Gold
                              --------------------------------------------------
                                    Alan Gold
                                    President and Chief Executive Officer


                           By       /s/ Howard Grunfeld
                             ---------------------------------------------------
                                    Howard Grunfeld
                                    Vice President of Finance and Chief
                                      Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2003                      /s/ Alan Gold
                                    --------------------------------------------
                                            Alan Gold
                                            President and Director
                                            (Chief Executive Officer)

March 26, 2003                      /s/ William F. Leimkuhler
                                    -----------------------------------
                                            William F. Leimkuhler
                                            Director

March 26, 2003                       /s/ Charles H. Merriman III
                                     ---------------------------
                                            Charles H. Merriman III
                                            Director

                           CERTIFICATION OF PRESIDENT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mr. Alan Gold, certify that:

1. I have reviewed this annual report on Form 10-K of U.S. Neurosurgical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                                /s/ Mr. Alan Gold
                                                     -----------------
                                                         Mr. Alan Gold
                                                         President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mr. Howard Grunfeld, certify that:

1. I have reviewed this annual report on Form 10-K of U.S. Neurosurgical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                               /s/ Mr. Howard Grunfeld
                                                    ----------------------------
                                                        Mr. Howard Grunfeld
                                                        Chief Financial Officer

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY


CONTENTS

                                                                                                    PAGE
                                                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report ...............................................................      F-2

   Balance sheets as of December 31, 2002 and 2001 ............................................      F-3

   Statements of operations for the years ended December 31, 2002, 2001 and 2000 ..............      F-4

   Statements of stockholders' equity for the years ended December 31, 2002, 2001 and 2000 ....      F-5

   Statements of cash flows for the years ended December 31, 2002, 2001 and 2000 ..............      F-6

   Notes to financial statements ..............................................................      F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of US NeuroSurgical, Inc. & subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of US NeuroSurgical, Inc. & subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP

New York, New York
January 28, 2003

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                              -----------------------------
                                                                                                  2002              2001
                                                                                              -----------       -----------
ASSETS
Current assets:

   Cash and cash equivalents                                                                  $    88,000       $   311,000
   Accounts receivable                                                                            514,000           401,000
   Accounts receivable - stockholder                                                              109,000            30,000
   Deferred tax asset                                                                                                40,000
   Other current assets                                                                           118,000            52,000
                                                                                              -----------       -----------
        Total current assets                                                                      829,000           834,000
                                                                                              -----------       -----------

Property and equipment:
   Gamma Knives (net of accumulated depreciation of $5,714,000 in 2002 and
      $5,192,000 in 2001)                                                                       1,594,000         1,273,000
   Leasehold improvements (net of accumulated amortization of $1,501,000 in
      2002 and $1,136,000 in 2001)                                                                341,000         1,550,000
   Office furniture and computers (net of accumulated depreciation of $99,000 in
      2002 and $74,000 in 2001)                                                                     8,000            33,000
                                                                                              -----------       -----------
                                                                                                1,943,000         2,856,000
                                                                                              -----------       -----------

Cash held in escrow                                                                               106,000           105,000
Deferred tax asset                                                                                 85,000
                                                                                              -----------        ----------
                                                                                              $ 2,963,000       $ 3,795,000
                                                                                              ===========       ===========

LIABILITIES
Current liabilities:

   Accounts payable and accrued expenses                                                      $   119,000       $    52,000
   Note payable - litigation settlement - current portion                                         100,000           100,000
   Obligations under capital leases and loans payable - current portion                           790,000         1,000,000
   Due to stockholder                                                                             300,000           300,000
   Income tax payable                                                                                                36,000
   Deferred tax liability                                                                         146,000
   Other current liabilities                                                                       39,000            23,000
                                                                                              -----------       -----------
        Total current liabilities                                                               1,494,000         1,511,000

Note payable - litigation settlement - net of current portion                                                       100,000
Deferred tax liability                                                                                               68,000
Obligations under capital leases and loans payable - net of current portion                       101,000           837,000
                                                                                              -----------       -----------
                                                                                                1,595,000         2,516,000
                                                                                              -----------       -----------

Commitments, litigation and other matters (Notes A[10], C, E and H)

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,866,185 shares issued at December 31, 2002 and
      2001                                                                                         79,000            79,000
Additional paid-in capital                                                                      2,808,000         2,808,000
Accumulated deficit                                                                            (1,510,000)       (1,608,000)
Treasury stock, at cost, 114,000 shares                                                            (9,000)
                                                                                              -----------       -----------
                                                                                                1,368,000         1,279,000
                                                                                              -----------       -----------
                                                                                              $ 2,963,000       $ 3,795,000
                                                                                              ===========       ===========

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 2002             2001         2000
                                                                             -------------   ------------  ------------
Revenue (Notes B and C)                                                      $   2,639,000   $  2,573,000  $  2,575,000
                                                                             -------------   ------------  ------------

Costs and expenses:
   Patient expenses                                                                930,000      1,133,000     1,125,000
   Selling, general and administrative                                           1,386,000      1,282,000     1,338,000
                                                                             -------------   ------------  ------------

                                                                                 2,316,000      2,415,000     2,463,000
                                                                             -------------   ------------  ------------

Income from operations                                                             323,000        158,000       112,000
                                                                             -------------   ------------  ------------

Interest expense                                                                  (163,000)      (277,000)     (318,000)
Interest income                                                                      3,000          9,000        12,000
                                                                             -------------   ------------  ------------

                                                                                  (160,000)      (268,000)     (306,000)
                                                                             -------------   ------------  ------------

Income (loss) before income taxes and extraordinary item                           163,000       (110,000)     (194,000)
Provision for income tax (benefit)                                                  65,000       (163,000)      (68,000)
                                                                             -------------   ------------  ------------

Income (loss) before extraordinary item                                             98,000         53,000      (126,000)

Extraordinary item (less applicable income tax of $33,000 and
   $61,000 in 2001 and 2000)                                                                       67,000       109,000
                                                                             -------------   ------------  ------------

NET INCOME (LOSS)                                                            $      98,000   $    120,000  $    (17,000)
                                                                             =============   ============  ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

   Income (loss) before extraordinary item                                            $.01           $.01          $(.01)
   Extraordinary item                                                                                 .01           .01
                                                                                      ----           ----          -----

NET INCOME (LOSS)                                                                     $.01           $.02          $.00
                                                                                      ====           ====          ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       7,796,645      7,230,852     7,312,575
                                                                                 =========      =========     =========

See notes to consolidated financial statements                              F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK                                  TREASURY STOCK
                                                  --------------------                              ----------------
                                                   NUMBER               ADDITIONAL                  NUMBER
                                                     OF                  PAID-IN     ACCUMULATED      OF
                                                   SHARES       AMOUNT   CAPITAL       DEFICIT      SHARES    AMOUNT     TOTAL
                                                  ---------   --------  ----------  -----------   --------    -------   ----------
BALANCE - DECEMBER 31, 2000                       7,316,685   $ 73,000  $2,789,000  $(1,711,000)                        $1,151,000
Purchase of 40,000 shares of treasury stock                                                        (40,000)   $(3,000)      (3,000)
Net loss for the year ended December 31, 2001                                           (17,000)                           (17,000)
                                                  ---------   --------  ----------  -----------   --------    -------   ----------

BALANCE - DECEMBER 31, 2001                       7,316,685     73,000   2,789,000   (1,728,000)   (40,000)    (3,000)   1,131,000
Purchase of 210,500 shares of treasury stock                                                      (210,500)    12,000)     (12,000)
Issuance of common stock as compensation            800,000      8,000      32,000                                          40,000
Retirement of treasury stock                       (250,500)    (2,000)    (13,000)                250,500     15,000            0
Net income for the year ended December 31, 2002                                         120,000                            120,000
                                                  ---------   --------  ----------  -----------   --------    -------   ----------

BALANCE - DECEMBER 31, 2002                       7,866,185     79,000   2,808,000   (1,608,000)         0          0    1,279,000
Purchase of 114,000 shares of treasury stock                                                      (114,000)    (9,000)      (9,000)
Net income for the year ended December 31, 2002                                          98,000                             98,000
                                                  ---------   --------  ----------  -----------   --------    -------   ----------

BALANCE - DECEMBER 31, 2002                       7,866,185   $ 79,000  $2,808,000  $(1,510,000)  (114,000)   $(9,000)  $1,368,000
                                                  =========   ========  ==========  ===========   ========    =======   ==========


See notes to consolidated financial statements                              F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                    2002             2001            2000
                                                                              -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $    98,000         $   120,000         $   (17,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provisions for doubtful accounts                                                                                  150,000
        Depreciation and amortization                                             912,000           1,129,000           1,174,000
        Deferred income tax provision (benefit)                                    33,000            (162,000)           (143,000)
        Stock issued as compensation                                                                   40,000
        Changes in:
           Accounts receivable                                                   (113,000)           (101,000)           (210,000)
           Accounts receivable - stockholder                                      (79,000)             67,000             (37,000)
           Other current assets                                                   (65,000)            (25,000)             (1,000)
           Accounts payable and accrued expenses (including litigation
              settlement)                                                         (33,000)           (204,000)           (142,000)
           Income tax payable and other current liabilities                       (20,000)           (101,000)            136,000
                                                                              -----------         -----------         -----------

                Net cash provided by operating activities                         733,000             763,000             910,000
                                                                              -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment                                                                                                (845,000)
   Increase in cash held in escrow                                                 (1,000)             (4,000)             (5,000)
                                                                              -----------         -----------         -----------

                Net cash used in investing activities                              (1,000)             (4,000)           (850,000)
                                                                              -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease and loan obligations                               (946,000)           (922,000)         (1,079,000)
   Cash received on financing of equipment                                                            200,000             844,000
   Purchase of treasury stock                                                      (9,000)            (12,000)             (3,000)
                                                                              -----------         -----------         -----------

                Net cash used in financing activities                            (955,000)           (734,000)           (238,000)
                                                                              -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (223,000)             25,000            (178,000)
Cash and cash equivalents - beginning of year                                     311,000             286,000             464,000
                                                                              -----------         -----------         -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                       $    88,000         $   311,000         $   286,000
                                                                              ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                                $   158,000         $   271,000         $   318,000
      Income taxes                                                            $   164,000             149,000         $     1,000

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Issuance of stock as compensation                                                              $    40,000


See notes to consolidated financial statements                              F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

      Management of the Company believes that its cash from operations plus cash on hand as of December 31, 2002 will be sufficient to fund its cash requirements through at least January 1, 2004, although there can be no assurances that this will be the case.

[2]   CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[3]   REVENUE RECOGNITION:

      Patient revenue is recognized when the Gamma Knife procedure is rendered.

[4]   LONG-LIVED ASSETS:

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[5]   DEPRECIATION AND AMORTIZATION:

      The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the life of the leases. Office furniture and computers are being depreciated on a straight-line method over their estimated useful lives ranging from 3 to 7 years.

[6]   INCOME TAXES:

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[8]   FAIR VALUES OF FINANCIAL INSTRUMENTS:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2002 and 2001 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2002 and 2001.

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

[10] Certain prior year balances have been reclassified to conform to current year presentation.

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   GAMMA KNIFE NEURORADIOSURGERY EQUIPMENT AGREEMENT:

      USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a stockholder of the Company for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC's fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2002 and 2001, the escrow account had a balance of $106,000 and $105,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company had patient revenue from RMC in the amounts of $1,473,000, $1,397,000 and $1,341,000 for the years ended
      December 31, 2002, 2001 and 2000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")  (CONTINUED)

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

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER ("NYU")

During November 1996, USN entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of seven years ("the term"), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition will be the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company had patient revenue from NYU in the amounts of $1,166,000, $1,176,000 and $1,234,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

During November 2002, USN and NYU agreed to an early renewal of the NYU agreement and an early reload of the cobalt contained in the Gamma Knife Equipment. The reload process is expected to be completed in the summer of 2003 at a cost of $692,000. The NYU agreement has been extended from November 2004 to five and one half years from the date the first patient procedure utilizing the Gamma Knife Equipment with the reloaded cobalt is performed. In addition, the fee structure under the amendment has changed, effective December 1, 2004, to provide for a payment to USN of a flat fee for each patient procedure performed.

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

During 2000, USN entered into two(2) three-year loan agreements with DVI in the amounts of $625,000 and $194,000 to finance the removal and reinstallation of the supply of cobalt at RMC. The loans bear interest at 10.7% per annum and are collateralized by the Gamma Knife at RMC.

On May 22, 2001, USN entered into a forty-month loan agreement with DVI in the amount of $200,000. The loan bears interest at 9.479% per annum and is collateralized by the Gamma Knife at RMC.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE  (CONTINUED)

The obligations under the capital lease and loans payable are as follows:

                                                               DECEMBER 31,
                                                         ----------------------
                                                           2002         2001
                                                         --------    ----------
       Capital leases - Gamma Knife                      $556,000    $1,251,000
       Loans payable - leasehold improvements             335,000       586,000
                                                         --------    ----------

                                                          891,000     1,837,000
       Less current portion                               790,000     1,000,000
                                                         --------    ----------

                                                         $101,000    $  837,000
                                                         ========    ==========

Future payments as of December 31, 2002 on the equipment leases and loans are as follows:

           YEAR ENDING
          DECEMBER 31,

          2003                                                $ 817,000
          2004                                                  102,000
                                                              ---------
                                                                919,000
          Less interest                                          28,000
                                                              ---------
          Present value of net minimum obligation             $ 891,000
                                                              =========

The Company's Gamma Knives are held under capital leases and amortization is included in depreciation expense.

NOTE E - CONCENTRATIONS

For the years ended December 31, 2002, 2001 and 2000, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2002 and 2001.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - TAXES

The components of the income tax provision (benefit) are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2002         2001         2000
                                           ----------   ----------   ---------
       Current:
          Federal                          $   24,000   $   (1,000)  $  65,000
          State                                 8,000                   10,000
                                           ----------   ----------   ---------
                                               32,000       (1,000)     75,000
                                           ----------   ----------   ---------
       Deferred:
          Federal                              28,000     (130,000)    121,000)
          State                                 5,000      (32,000)    (22,000)
                                           ----------   ----------   ---------
                                               33,000     (162,000)    143,000)
                                           ----------   ----------   ---------
       Income tax (benefit)                $   65,000   $ (163,000)  $ (68,000)
                                           ==========   ==========   =========

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             2002           2001           2000
                                                                         --------       ---------      ---------
       Income tax (benefit) at the federal statutory rate                $ 52,000       $ (37,000)     $ (65,000)
       State income tax (benefit), net of federal taxes                    13,000          (7,000)        (3,000)
       Other (1)                                                                         (119,000)
                                                                         --------       ---------      ---------
       Income tax provision (benefit)                                    $ 65,000       $(163,000)     $ (68,000)
                                                                         ========       =========      =========

      (1) In 2001, the other tax benefit is the result of the finalization of the tax effects of the spin-off which took place in 1999.

Items which give rise to deferred tax assets and liabilities are as follows:


                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                             2002            2001
                                                                         ---------     ---------
       Deferred tax asset:
          Litigation settlement accrued for financial reporting
             purposes, deductible when paid for tax purposes             $  40,000     $  80,000
          Excess of book depreciation over tax depreciation                 85,000
       Deferred tax liability:
          Excess of tax depreciation over book depreciation                             (108,000)
          Net effect of the conversion from accrual basis of
             accounting to cash basis for tax purposes (2)                (186,000)
                                                                         ---------     ---------
       Net deferred tax liability                                        $ (61,000)    $ (28,000)
                                                                         =========     =========

      (2) In January 2003, the Company filed with the Internal Revenue Service to compute its taxable income utilizing the cash basis of accounting rather than the accrual basis.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE G - LITIGATION

In settlement of a litigation in May 1999, the Company paid $200,000 cash and issued promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. The Settlement Notes are collateralized by a second-priority security interest in the Company's receivables from its Kansas City and New York Gamma Knife centers. At December 31, 2002 and 2001, the balance on these notes amounted to $100,000 and $200,000, respectively.

NOTE H - COMMITMENTS

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2002, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

       2003                        $  36,000
       2004                           36,000
       2005                           36,000
       2006                           36,000
       2007                           36,000
       Thereafter                     36,000
                                   ---------
                                   $ 216,000
                                   =========

Rent expense was approximately $36,000, $38,000 and $34,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Gamma Knives:

The Company is required to reload cobalt at each facility approximately every 7 years. The cobalt of RMC was reloaded in 2000 at a cost of approximately $800,000. Subsequent to year end, the Company entered into an agreement to have the cobalt reloaded at the NYU facility, during 2003.

NOTE I - EMPLOYEES' 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for the years ended 2002, 2001 and 2000 were approximately $33,000, $30,000 and $14,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE J - RELATED PARTY TRANSACTIONS

[1]   The amount due to stockholder is due on demand without interest.

[2] The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president's compensation for the years ended December 31, 2002, 2001 and 2000 were $300,000, $305,000 and
      $265,000, respectively.

[3] During the years ended December 31, 2002, 2001 and 2000, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $4,000, $22,000 and $44,000, respectively.

NOTE K - TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN's common stock. Through December 31, 2002, the Company had repurchased 364,500 shares at a cost of $24,000.

NOTE L - EXTRAORDINARY ITEM

Extraordinary item represents amounts received by the Company on receivables which had originated with GHS.