Form 10-Q
period 2003-03-31
US NEUROSURGICAL INC
filed 2003-05-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
March 31, 2003                                                   0-15586

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     52-1842411
 (State of other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

                   YES |X|                       NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at May 3, 2003
           -----                              --------------------------
Common Stock, $.01 par value                       7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                               March 31,       December 31,
                                                                        2003             2002
                                                                        ----             ----
Current assets:
     Cash and cash equivalents                                      $   321,000      $    88,000
     Accounts receivable                                                427,000          514,000
     Accounts receivable-stockholder                                    109,000          109,000
     Other current assets                                                64,000          118,000
                                                                    -----------      -----------
         Total current assets                                       $   921,000      $   829,000
                                                                    -----------      -----------

Gamma Knife (net of accumulated depreciation of
     $5,883,000 in 2003 and $5,714,000 in 2002)                       1,425,000        1,594,000
Leasehold improvements (net of accumulated
     amortization of $1,550,000 in 2003 and $1,501,000 in 2002)         292,000          341,000
Office furniture and computers (net of accumulated
     Depreciation of $103,000 in 2003 and $99,000 in 2002)                4,000            8,000
                                                                    -----------      -----------
         Total property and equipment                                 1,721,000        1,943,000
                                                                    -----------      -----------

Deferred tax asset                                                      156,000           85,000
Cash held in escrow                                                     106,000          106,000
                                                                    -----------      -----------

         TOTAL                                                      $ 2,904,000      $ 2,963,000
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $    80,000      $   119,000
     Note payable - litigation settlement                               100,000          100,000
     Obligations under capital lease
      and loans payable- current portion                                585,000          790,000
     Due to stockholder                                                 300,000          300,000
     Deferred tax liability                                             101,000          146,000
     Other current liabilities                                          197,000           39,000
                                                                    -----------      -----------
         Total current liabilities                                    1,363,000        1,494,000

Obligations under capital lease and loans payable-net
of current portion                                                       39,000          101,000
                                                                    -----------      -----------
                                                                      1,402,000        1,595,000
                                                                    -----------      -----------

Stockholders' equity:
     Common stock                                                        79,000           79,000
     Additional paid-in capital                                       2,808,000        2,808,000
     Accumulated deficit                                             (1,374,000)      (1,510,000)
     Treasury stock, at cost                                            (11,000)          (9,000)
                                                                    -----------      -----------
         Total stockholders' equity                                 $ 1,502,000      $ 1,368,000
                                                                    -----------      -----------

         TOTAL                                                      $ 2,904,000      $ 2,963,000
                                                                    ===========      ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------

                                                          2003              2002
                                                          ----              ----
Revenue:
      Patient Revenue                                  $   835,000      $   746,000
                                                       -----------      -----------

Expenses:
     Patient Expenses                                  $   217,000      $   214,000
     Selling, General and Administrative                   361,000          336,000
                                                       -----------      -----------
         Total                                             578,000          550,000
                                                       -----------      -----------

Operating Income (loss)                                $   257,000      $   196,000

Interest expense                                           (29,000)         (50,000)

Interest income                                                 --            1,000
                                                                        -----------

Income (loss) before income taxes                          228,000          147,000
Income tax provision (benefit)                              92,000           63,000
                                                       -----------      -----------

Net Income (loss)                                          136,000           84,000
                                                       ===========      ===========

Proforma basic and diluted income (loss) per share     $       .02      $       .01
                                                       -----------      -----------
Proforma weighted average shares outstanding             7,866,185        7,866,185

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                                   --------

                                                                                             2003            2002
                                                                                             ----            ----
Cash flows from operating activities:
         Income (loss) from continuing operations                                         $ 136,000       $  84,000
         Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                  Depreciation and amortization:                                            222,000         226,000
                  Changes in operating assets and liabilities:
                  Decrease (increase)  in receivables                                        87,000        (309,000)
                  Decrease (increase)  in other current assets                               54,000          (5,000)
                  Increase in deferred tax asset                                            (71,000)             --
                  Increase (decrease) in payables and other current liabilities
                    And deferred tax liability                                               74,000          (4,000)
                                                                                          ---------       ---------
                         Net cash provided by (used in) operating activities                502,000          (8,000)
                                                                                          ---------       ---------

Cash flows from investing activities :
                         Net cash used in investing activities                                   --              --

Cash flows from financing activities:
         Purchase of treasury stock                                                          (2,000)         (3,000)
         Payment of capital lease obligations                                              (267,000)       (183,000)
                                                                                          ---------       ---------
                         Net cash used in financing activities                             (269,000)       (186,000)

Net increase (decrease) in cash and cash equivalents                                        233,000        (194,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              88,000         311,000
                                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 321,000       $ 117,000
                                                                                          =========       =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                                         $  29,000       $  50,000
         Taxes                                                                                3,000         100,000

  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

      Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Note B - Treasury Stock

      During 2003, the Company purchased as part of its buyback program, 25,000 shares of its own common stock at a cost of $2,000.

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

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

First Quarter 2003 Compared to First Quarter 2002

Results of Operations

      Patient revenue increased 12% to $835,000 in the quarter ended March 31, 2003 from $746,000 for the quarter ended March 31, 2002. The increase was due to increased revenue at the RMC Center. Patient expenses were $217,000 for the quarter compared to $214,000 in the year ago period. Selling, general and administrative expense increased 7% to $361,000 from $336,000 for the quarter ended March 31, 2003. Interest expense decreased 42% to $29,000 from $50,000 in the same period a year earlier. The decrease was due to increased principal payments on the Gamma Knives. For the quarter ended March 31 2003, net income was $136,000 as compared to income of $84,000 for the same period a year earlier. The leases for the NYU equipment was a six year lease. This lease will be complete in July 2003. In August 2003 the NYU machine will have its cobalt reloaded. The cost is estimated to be $950,000, which includes the cost of the cobalt and related installation. This will be financed by DVI, Inc. and is expected to have annual payments of $300,000 over 40 months. The financing of the Kansas City Cobalt reload has annual payments of $300,000. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period. The remaining liability as of March 31, 2003 is $100,000.

Liquidity and Capital Resources

      At March 31, 2003 the Company had a working capital deficit of $442,000 as compared to $665,000 at December 31, 2002. Cash and cash equivalents at March 31, 2003 were $321,000 as compared with $88,000 at December 31, 2002.

      Net cash provided by operating activities was $502,000 as compared to net cash used in of $8,000 for the same period, a year earlier. Net income was $136,000 as compared to $84,000 in the same period, a year earlier. Depreciation and amortization was $222,000 for the quarter ended March 31, 2003 as compared to $226,000 in the same period, one year earlier. There was a decrease in receivables of $87,000 as compared to an increase of $309,000 in the same period in 2002. NYU reduced their outstanding receivable. Payables increase $74,000 compared to a decline of $4,000 in 2002.

      Net cash used in financing activities was $267,000 as compared to $186,000 for the same period a year earlier. This is due to paying down the principal on its capitalized leases. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

                                                 U.S. Neurosurgical, Inc.


Date May 12, 2003                                By /s/ Alan Gold
                                                    ----------------------------
                                                    Alan Gold
                                                    Director and President
                                                    Chief Executive Officer


Date May 12, 2003                                By /s/ Howard Grunfeld
                                                    ----------------------------
                                                    Howard Grunfeld
                                                    Vice President of Finance

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


Date: May 12, 2003                                      /s/ Mr. Alan Gold
                                                        ------------------------
                                                        Mr. Alan Gold
                                                        President

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


Date: May 12, 2003                              /s/ Mr. Howard Grunfeld
                                                -----------------------------
                                                Mr. Howard Grunfeld
                                                Chief Financial Officer