Form 10-Q
period 2003-06-30
US NEUROSURGICAL INC
filed 2003-08-08
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
  June 30, 2003                                                   0-15586

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              52-1842411
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

            YES |X|             NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 3, 2003
          -----                                    -----------------------------
Common Stock, $.01 par value                             7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     June 30,     December 31,
                                                                       2003           2002
                                                                       ----           ----
ASSETS
Current assets:
     Cash and cash equivalents                                     $   234,000    $    88,000
     Accounts receivable                                               577,000        623,000
     Other current assets                                               63,000        118,000
                                                                   -----------    -----------
         Total current assets                                      $   874,000    $   829,000
                                                                   -----------    -----------

Gamma Knife (net of accumulated depreciation of
     $6,374,000 in 2003 and $5,714,000 in 2002)                        935,000      1,594,000
Leasehold improvements (net of accumulated
      amortization of $1,285,000 in 2003 and $1,501,000 in 2002)       557,000        341,000
Office furniture and computers (net of accumulated
      Depreciation of $104,000 in 2003 and $99,000 in 2002)              3,000          8,000
                                                                   -----------    -----------
         Total property and equipment                                1,495,000      1,943,000
                                                                   -----------    -----------

Deferred tax asset                                                     156,000         85,000
Cash held in escrow                                                    106,000        106,000
                                                                   -----------    -----------

         TOTAL                                                     $ 2,631,000    $ 2,963,000
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $   131,000    $   119,000
     Note payable - litigation settlement                                   --        100,000
     Obligations under capital lease
      and loans payable- current portion                               376,000        790,000
     Due to stockholder                                                300,000        300,000
     Deferred tax liability                                            101,000        146,000
     Other current liabilities                                         162,000         39,000
                                                                   -----------    -----------
         Total current liabilities                                   1,070,000      1,494,000

Obligations under capital lease and loans payable-net
of current portion                                                     101,000        101,000
                                                                   -----------    -----------
                                                                     1,171,000      1,595,000
                                                                   -----------    -----------

Stockholders' equity:
     Common stock                                                       79,000         79,000
     Additional paid-in capital                                      2,808,000      2,808,000
     Accumulated deficit                                            (1,416,000)    (1,510,000)
     Treasury stock, at cost                                           (11,000)        (9,000)
                                                                   -----------    -----------
         Total stockholders' equity                                $ 1,460,000    $ 1,368,000
                                                                   -----------    -----------

         TOTAL                                                     $ 2,631,000    $ 2,963,000
                                                                   ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                              --------
                                                         2003           2002
                                                         ----           ----

Revenue:
      Patient Revenue                                $   550,000    $   638,000
                                                     -----------    -----------

Expenses:
     Patient Expenses                                $   246,000    $   242,000
     Selling, General and Administrative                 358,000        327,000
                                                     -----------    -----------
         Total                                           604,000        569,000
                                                     -----------    -----------

Operating (Loss) income                              $   (54,000)   $    69,000

Interest expense                                         (18,000)       (49,000)

Interest income                                               --             --
                                                     -----------    -----------
(Loss) income  before income taxes                       (72,000)        20,000
Income tax (benefit) provision                           (31,000)         5,000
                                                     -----------    -----------

Net (Loss) income                                        (41,000)        15,000
                                                     ===========    ===========

Proforma basic and diluted (Loss) income per share   $      (.01)   $        --
                                                     -----------    -----------
Proforma weighted average shares outstanding           7,841,185      7,866,185


   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                        2003            2002
                                                        ----            ----

Revenue:
      Patient Revenue                               $ 1,385,000     $ 1,384,000
                                                    -----------     -----------

Expenses:
     Patient Expenses                                   463,000         456,000
     Selling, General and Administrative                720,000         663,000
                                                    -----------     -----------
         Total                                        1,183,000       1,119,000
                                                    -----------     -----------

Operating Income                                        202,000         265,000

Interest expense                                        (47,000)        (99,000)

Interest income                                           1,000           1,000
                                                    -----------     -----------

Income before income taxes                              156,000         167,000
Income tax provision                                     62,000          68,000
                                                    -----------     -----------

Net Income                                               94,000          99,000
                                                    ===========     ===========

Proforma basic and diluted income  per share        $       .01     $       .01
                                                    -----------     -----------

Proforma weighted average shares outstanding          7,841,185       7,866,185


  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                         --------
                                                                     2003         2002
                                                                     ----         ----
Cash flows from operating activities:
     Income (loss) from continuing operations                     $  94,000    $  99,000
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
           Depreciation and amortization:                           448,000      451,000
           Changes in operating assets and liabilities:
           Decrease (increase) in receivables                        46,000     (208,000)
           (Increase) in other current assets                       (16,000)     (40,000)
           Increase in payables and other current liabilities        90,000       56,000
                                                                  ---------    ---------
                      Net cash provided by operating activities     662,000      358,000
                                                                  ---------    ---------

Cash flows from financing activities:
     Proceeds from loan                                             137,000           --
     Repayment of note payable                                     (100,000)    (100,000)
     Purchase of treasury stock                                      (2,000)      (8,000)
     Payment of capital lease obligations                          (551,000)    (432,000)
                                                                  ---------    ---------
                      Net cash used in financing activities        (516,000)    (540,000)

Net increase (decrease) in cash and cash equivalents                146,000     (182,000)

Cash and cash equivalents - beginning of period                      88,000      311,000
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 234,000    $ 129,000
                                                                  =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for
      Interest                                                    $  47,000    $  99,000
      Taxes                                                           3,000      102,000

   The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Second Quarter 2003 Compared to Second Quarter 2002 and Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Results of Operations

      Patient revenue decreased 14% to $550,000 in the quarter ended June 30, 2003 from $638,000 for the quarter ended June 30, 2002. The decrease was due to a retroactive adjustment to revenues at the RMC. Patient expenses were $246,000 for the quarter compared to $242,000 in the year ago period. Selling, general and administrative expense increased 9% to $358,000 from $327,000 because of due to higher insurance costs, for the quarter ended June 30, 2003. Interest expense decreased to $18,000 from $49,000 in the same period a year earlier. For the quarter ended June 30, 2003, the net loss was $41,000 as compared to income of $15,000 for the same period a year earlier. The lease payments for the NYU equipment were completed in July 2003. In August 2003 the NYU machine will have its cobalt reloaded. The cost is $800,000, which includes the cost of the cobalt and related installation. This will be financed by DVI, Inc. and is expected to have annual payments of $265,000 at 9% interest over 40 months. The financing of the Kansas City Cobalt reload requires annual payments of $300,000. These payments will be completed in 2004. In addition, as part of the settlement of litigation involving GHS and USN in May 1999, USN issued promissory notes in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period. The remaining liability of $100,000 was paid during the second quarter.

      For the six months ended June 30, 2003 revenue was $1,385,000 compared to $1,384,000 in the same period a year earlier. Patient expenses increased 2% to $463,000 in 2002 from $456,000 in the same period in 2002. S,G & A increased 9% to $720,000 as compared to $663,000 in the same period a year earlier. The increase was due to an increase in insurance costs. Interest expense decreased approximately 53% to $47,000 from $99,000 in the same period a year ago. The reason for the decrease was due to a reduction of the lease balances on the Gamma Knife properties. Income from operations was $94,000 for the six months ended June 30, as compared to income of $99,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

      At June 30, 2003 the Company had a working capital deficit of $196,000 as compared to a deficit of $665,000 at December 31, 2002. Cash and cash equivalents at June 30, 2003 were $234,000 as compared with $88,000 at December 31, 2002.

      Net cash provided by operating activities was $662,000 as compared to net cash provided by of $358,000 for the same period, a year earlier. Net income was $94,000 as compared to $99,000 in the same period, a year earlier. Depreciation and amortization was $448,000 for the six months ended June 30, 2003 as compared to $451,000 in the same period, one year earlier. There was a decrease in accounts receivables of $46,000 as compared to an increase of $208,000 in the same period in 2002, as NYU reduced their outstanding receivable. Accounts payables increase $90,000 compared to an increase of $56,000 in 2002.

      Net cash used in financing activities was $516,000 as compared to $540,000 for the same period a year earlier. This is primarily due to paying down of the principal amounts on its capitalized leases. During the quarter the company borrowed $137,000 from DVI to meet operating expenses. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

                                           U.S. Neurosurgical, Inc.


Date  August 7, 2003                       By      /s/ Alan Gold
                                              ----------------------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive Officer


Date  August 7, 2003                       By      /s/ Howard Grunfeld
                                              ----------------------------------
                                                   Howard Grunfeld
                                                   Vice President of Finance