Form 10-Q
period 2003-09-30
US NEUROSURGICAL INC
filed 2003-11-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
September 30, 2003                                                0-26575

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            52-1842411
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at October 25, 2003
       -----                               -------------------------------
Common Stock, $.01 par value                     7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                      September 30,        December 31,
                                                                           2003                2002
                                                                           ----                ----
                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                          $   109,000         $    88,000
     Accounts receivable                                                    564,000             623,000
     Other current assets                                                    63,000             118,000
                                                                        -----------         -----------
         Total current assets                                               736,000             829,000
                                                                        -----------         -----------

Gamma Knife (net of accumulated depreciation of
     $6,573,000 in 2003 and $5,714,000 in 2002)                           1,469,000           1,594,000
Leasehold improvements (net of accumulated
      amortization of $1,334,000 in 2003 and $1,501,000 in 2002)            508,000             341,000
Office furniture and computers (net of accumulated
     depreciation of 105,000 in 2003 and $99,000 in 2002)                     3,000               8,000
                                                                        -----------         -----------
         Total property and equipment                                     1,980,000           1,943,000
                                                                        -----------         -----------

Deferred tax asset                                                           55,000              85,000
Cash held in escrow                                                         106,000             106,000
                                                                        -----------         -----------

         TOTAL                                                          $ 2,877,000         $ 2,963,000
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                              $   281,000         $   119,000
     Note payable                                                                --             100,000
     Obligations under capital leases
      and loans payable- current portion                                    461,000             790,000
     Due to stockholder                                                     300,000             300,000
     Deferred tax liability                                                      --             146,000
     Other current liabilities                                               89,000              39,000
                                                                        -----------         -----------
         Total current liabilities                                        1,131,000           1,494,000

Obligations under capital leases and loans payable
     Net of current portion                                                 402,000             101,000
                                                                        -----------         -----------

                                                                          1,533,000           1,595,000
                                                                        -----------         -----------

Stockholders' equity:
     Common stock                                                            79,000              79,000
     Additional paid-in capital                                           2,808,000           2,808,000
     Accumulated deficit                                                 (1,526,000)         (1,510,000)
     Treasury stock, at cost                                                (17,000)             (9,000)
                                                                        -----------         -----------
         Total stockholders' equity                                       1,344,000           1,368,000
                                                                        -----------         -----------

         TOTAL                                                          $ 2,877,000         $ 2,963,000
                                                                        ===========         ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                              -------------

                                                        2003                2002
                                                        ----                ----
Revenue:
     Patient Revenue                                $   490,000         $   660,000
                                                    -----------         -----------

Expenses:
     Patient Expenses                                   261,000             235,000
     Selling, General and Administrative                386,000             361,000
                                                    -----------         -----------
         Total                                          647,000             596,000
                                                    -----------         -----------

(Loss) income from operations                          (157,000)             64,000

Interest expense                                        (21,000)            (36,000)

Interest income                                              --               1,000
                                                    -----------         -----------

(Loss) income before tax                               (178,000)             29,000
Income tax benefit (provision)                           68,000             (10,000)
                                                    -----------         -----------

Net (loss) income                                   $  (110,000)        $    19,000
                                                    ===========         ===========

Earnings per share                                  $      (.01)        $        --
                                                    ===========         ===========
Proforma weighted average shares outstanding          7,841,185           7,866,185

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------

                                                        2003                2002
                                                        ----                ----
Revenue:
     Patient Revenue                                $ 1,875,000         $ 2,044,000
                                                    -----------         -----------

Expenses:
     Patient Expenses                                   724,000             691,000
     Selling, General and Administrative              1,106,000           1,024,000
                                                    -----------         -----------
     Total                                            1,830,000           1,715,000
                                                    -----------         -----------

Income from operations                                   45,000             329,000

Interest expense                                        (68,000)           (135,000)

Interest income                                           1,000               2,000
                                                    -----------         -----------

(Loss) income before tax                                (22,000)            196,000
Income tax benefit (provision)                            6,000             (78,000)
                                                    -----------         -----------

Net (loss) income                                       (16,000)            118,000
                                                    ===========         ===========

Earnings (loss) per share                           $        --         $       .02
                                                    ===========         ===========

Proforma weighted average shares outstanding          7,841,185           7,866,185

The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                          ------------

                                                                                      2003              2002
                                                                                   ---------         ---------
Cash flows from operating activities:
         Net (loss) income                                                         $ (16,000)        $ 118,000
         Adjustments to reconcile net (loss) income to net cash provided by operating activities:
              Depreciation and amortization:                                         697,000           675,000
                  Changes in operating assets and liabilities:
                  Decrease (increase) in receivables                                  59,000          (240,000)
                  Decrease in other current assets                                    55,000                --
                  Deferred tax (liability) benefit                                   (91,000)           42,000
                  Increase in accounts payable and accrued expenses                  185,000            35,000
                                                                                   ---------         ---------
                      Net cash provided by operating activities                      889,000           630,000
                                                                                   ---------         ---------

Cash flows from investing activities :
                  Property and equipment                                            (732,000)               --
                  Increase in cash held in escrow                                         --            (1,000)
                                                                                   ---------         ---------
Net cash used in investing activities                                               (732,000)           (1,000)
                                                                                   ---------         ---------

Cash flows from financing activities:
         Cash received on financing of equipment                                     582,000                --
         Repayment of note payable                                                  (100,000)         (100,000)
         Purchase of treasury stock                                                   (8,000)           (8,000)
         Payment of capital lease obligations                                       (610,000)         (683,000)
                                                                                   ---------         ---------
Net cash used in financing activities                                               (136,000)         (791,000)
                                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                                  21,000          (162,000)
Cash and cash equivalents - beginning of period                                       88,000           311,000
                                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 109,000         $ 149,000
                                                                                   =========         =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                                     68,000           135,000
         Income Taxes                                                                  3,000           125,000

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B - Treasury Stock

      During the nine months ended September 30, 2003, the Company purchased as part of its buyback program, 204,000 shares of its own common stock at an aggregate cost of $8,000.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2002 Annual Report on Form 10-K, filed on March 28, 2003, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002 and Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Patient revenue decreased 26% to $490,000 in the quarter ended September 30, 2003 from $660,000 for the quarter ended September 30, 2002. The reason for the decline was a decrease in revenue from NYU caused by temporary closure of the facility during the quarter to reload the cobalt source. In addition, NYU has had a reduced patient flow during the quarter. Patient expenses increased 11% to $261,000 from $235,000 in the same period from a year earlier primarily due to increased depreciation on our NYU gamma knife related to the cobalt reload. Selling, general and administrative expense for the quarter ended September 30 increased 7% to $386,000 from $361,000 a year ago. The increase was primarily due to higher insurance costs. Interest expense decreased 42% to $21,000 from $36,000 in the same period a year earlier due to repayment of our leases on the Gamma Knife properties. As a result of decreased revenue and increase in expenses for the quarter ended September 30, 2003, net loss was $110,000 as compared to income of $19,000 for the same period a year earlier.

      The reload of the cobalt source at NYU in August of 2003, was financed by the Company's leasing company, DVI, Inc. On August 13, 2003 DVI, Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Shortly thereafter the Company discovered that DVI, Inc. had failed to make the final 20% of the payments for the reload due to Elekta Instruments, the supplier. The lease was assigned by DVI, Inc. to U.S. Bank Corporation for the full amount of the cobalt of $732,000 even though only $582,000 was funded by DVI, Inc. U. S. Bank Corp claims that $732,000 is due under the lease. The Company vigorously refutes this claim. Should U.S. Bank Corporation prevail, the Company believes that it may have liability to U.S. Bank Corporation for the $732,000 in addition to the $150,000 representing the remaining unfunded amount, still due to Elekta. The Company recorded a total liability of $732,000 during the quarter ended September 30, 2003 consisting of obligations under capital leases of $582,000 and the remaining amount of $150,000, which is included in accounts payable.

      For the nine months ended September 30, revenue decreased 8% to $1,874,000 from $2,044,000 in the same period a year earlier due to the same reasons as explained above. Patient expenses increased 5% to $724,000 in 2003 from $691,000 in the same period in 2002. Selling, general and administrative expenses increased 8% to $1,106,000 as compared to $1,024,000 in the same period, a year earlier. The increase was due to increased insurance costs. Interest expense decreased 50% to $68,000 from $135,000 in the same period a year ago. The decrease was due to repayment of our leases on the Gamma Knife properties. The net loss was $16,000 for the nine months ended September 30, 2003 as compared to income of 118,000 for the nine months ended September 30, 2002, due to the reasons noted above.

Liquidity and Capital Resources

      At September 30, 2003 the Company had a working capital deficit of $340,000 as compared to a deficit of $665,000 at December 31, 2002. Cash and cash equivalents at September 30, 2003 were $109,000 as compared with $88,000 at December 31, 2002. Net cash provided by operating activities was $898,000 for the nine months ended September 30, 2003 as compared with $630,000 for the same period, a year earlier. The increase was primarily due to better collection of accounts receivable from NYU. Depreciation and amortization was $697,000 for the nine month period ended September 30, 2003 and was 675,000 in the 2002 period. There was a decrease in accounts receivable of $59,000 in 2003 compared to an increase of $240,000 during the nine months ended September 30, 2002.

      Accounts payable and accrued expenses increased $185,000 for the nine months ended September 30, 2003 as compared to $35,000 for the same period in 2002 primarily due to an increase of $150,000 for the liability with Elekta regarding the cobalt reload and increase in income tax payable.

      Net cash used in financing activities was $136,000 for the nine months ended September 30, 2003 as compared to $791,000 for the same period a year ago. The Company incurred $732,000 for the cobalt reload offset by a funding of $582,000 by DVI, Inc. In addition, the Company paid $710,000 towards repayment of its capital lease obligations and notes payable for the nine months ended September 30, 2003 as compared to $783,000 in the same period in 2002.

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

                                                U.S. NEUROSURGICAL, INC.


Date November 13, 2003                          By /s/ Alan Gold
                                                   ----------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive Officer


Date November 13, 2003                          By /s/ Howard Grunfeld
                                                   ----------------------
                                                   Howard Grunfeld
                                                   Chief Financial Officer