Form 10-K
period 2003-12-31
US NEUROSURGICAL INC
filed 2004-03-30
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549s

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
    December 31, 2003                                             0-26575

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                            52-1842411
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland           20850
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $100,000 on March 15, 2004, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2004, was 7,866,185.

                                     Part I

ITEM 1. BUSINESS

      U.S. Neurosurgical, Inc. (USN) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (Gamma Knife). As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "USN." means U.S.Neurosurgical, Inc. and its subsidiary, U.S. Neurosurgical Physics, Inc.. The Company, a Delaware corporation, was formed in July 1993. The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

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

U. S. NeuroSurgical, Inc.

General

      USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas

City, Missouri, and one on the premises of New York University Medical Center
(NYU) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife Centers. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 2003, there were approximately 90 Gamma Knife treatment centers in the United States of America.

      Through September 9, 1999, USN was a wholly owned subsidiary of GHS, Inc ("GHS"). Effective on September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS ( the "Spinoff").

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

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN's facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2003, 2002 and 2001, USN derived revenues from the RMC center of approximately $1,449,000, $1,473,000 and $1,397,000 respectively, as a result of 117, 131 and 114 procedures performed, respectively, during such periods.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The lease term was six years with incremental payments for the first year and fixed payments thereafter. This lease was paid in full in July 2003. In August 2003, the Cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankcruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. During November 2002 the Company extended the term of its agreement with NYU until 2009. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN's facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN/ NYU provides the medical and technical staff to operate the facility. For the years ended December 31, 2003, 2002, and 2001, USN derived revenues from the NYU center of approximately $995,000, $1,166,000 and $1,176,000, respectively, as a result of 131, 150 and 148 procedures performed, respectively, during such periods. The reimbursement for the procedures has remained consistent the past two years. We expect reimbursement to remain about the same in the next year.

      In March 1997, USN refinanced the lease on the RMC Gamma Knife with DVI. The effects of this transaction were to lower its interest costs to 10.4 % per annum and provide proceeds to pay for the buildout of The NYU Gamma Knife suite. USN also commenced loans with DVI for working capital of $188,000 to finance the remainder of the buildout. These loans had three year terms and were paid off in 1999 and 2000. In August 2003 USN commenced payment on a $750,000 lease for the NYU cobalt reload, that was originally thought to be fully funded by DVI, Inc. In August after making the first payment of $21,584 on August 10, 2003 USN found that DVI, Inc. had failed to make the final 2 payments to Elekta that amounted to $150,000. On August 15, 2003 DVI, Inc. filed for protrection under Chapter 11 of the U.S. Bankcruptcy Code seeking to reorganize. In September and the months after, the Company made lease payments into an escrow account controlled by counsel while it negotiated a resolution to the shortfall created by DVI. During February the Company paid $50,000 towards its balance with Elekta. As of March 15, 2004 the Company has made current all prior lease payments with DVI and has reached an agreement to pay off the amount of the NYU reload that was funded by DVI ($582,000). Upon completion of the new financing the Company will pay the remaining balance to Elekta ($100,000) and have a new lease for approximately $728,000 that will be payable over 36 months at $22,974 per month.

RISK FACTORS:
-------------

Regulatory Enviroment

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

Liability Insurance

      Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN's professional medical liability and general liability policies have limits of $2 million each and USN has also purchased an excess coverage policy providing an additional $3 million of insurance coverage. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

Competition

      The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future Gamma Knife centers. There are other companies that provide the Gamma Knife on a "cost per treatment basis". In the past two years a new technology called CyberKnife has also entered into the noninvasive market. In addition, larger hospitals may be expected to install Gamma Knife or competing technologies as part of their regular inpatient services. Some of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times. The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own Gamma Knife centers.

Gamma Knife Supply and Servicing

      Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers. The purchase price for each Gamma Knife was approximately $3,000,000. Elekta was responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment. As part of the purchase of the Gamma Knife devices from Elekta, USN entered into purchase and maintenance agreements pursuant to which Elekta provides USN with ongoing maintenance, repairs and software upgrades for the RMC and NYU Gamma knives at an aggregate cost of $145,000 per year. Any interruption in the supply or services from Elekta would adversely affect USN's ability to maintain its Gamma Knife treatment centers.

Gamma Knife Financing

      The Gamma Knife is an expensive piece of equipment presently costing approximately $3,400,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. On February 8, 2000, the Company entered into a cobalt reloading agreement with Elekta for the RMC Gamma Knife in the amount of $650,000, which was financed by DVI pursuant to an agreement dated March 16, 2000 at the rate of prime plus one percent, payable in forty monthly installments of $19,383. In the fourth quarter of 2000 the Company completed the reload on the RMC unit. The cost to transport it and install into the machine were approximately $200,000 and were financed by DVI at the same terms as above, requiring forty monthly installments of $5,782. In May of 2001 the Company borrowed $200,000 to fund its short term obligations. The term of the loan is 40 months and carries an interest rate of 9.5% and has a monthly payment of $5,851. The loans for the RMC cobalt and related activities were paid off in February 2004. The cobalt at the NYU facility was reloaded in August 2003 and the costs were approximately $800,000, which were partially financed. The Company made a down payment of $225,000 in December 2002. In May 2003 the Company borrowed $137,000 to fund its short term obligations. The term of the loan is 40 months and carries an interest rate of 8.5% and has a monthly payment of $3,960.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2002 through December 31, 2003.

         Period                                          High Bid        Low Bid
         ------                                          --------        -------

January 1 - March 31, 2002                                 .15             .07

April 1 -  June 30, 2002                                   .10             .07

July 1 - September 30, 2002                                .07             .06

October 1 - December 31, 2002                              .08             .06

January 1 - March 31, 2003                                 .10             .05

April 1 -  June 30, 2003                                   .12             .07

July 1 - September 30, 2003                                .17             .08

October 1 - December 31, 2003                              .13             .08

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 15, 2004, there were approximately 400 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1999 through 2003. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)

                                              2003     2002     2001      2000       1999
                                              ----     ----     ----      ----       ----
Operating Revenue                           $2,444   $2,639   $2,573    $2,575     $3,089
Expenses:
Patient expense                                820      930     1133     1,125      1,115
General and administrative                    1411     1386     1282     1,338      1,445
Interest expense                                86      163      277       318        409
Net Income (loss)                               61       98      120       (17)        66
Basic and diluted Income per common share    $0.01    $0.01    $0.02     $0.00      $0.01

                                                            December 31,
                                              2003     2002     2001      2000       1999
                                              ----     ----     ----      ----       ----
Balance Sheet Data:
Cash and cash equivalents                       89      $88     $311      $286       $464
Total assets                                 3,150    2,963    3,795     4,856      5,283
Long-term obligations                          542      101    1,005     2,168      2,517
Stockholders equity (deficiency)             1,337    1,368    1,279     1,131     (1,151)

(1) For the year ended December 31, 1999 the per share information presented is proforma. Pro forma basic and diluted income (loss) per common share is calculated assuming that the Spin-off and the stock-split of USN Common Stock required to effect Spin-off had occurred as of January 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

2003 Compared to 2002

      Patient revenue declined 7% to $2,444,000 in 2003 as compared to $2,639,000. The decrease was mainly due to the reload of the cobalt source at our NYU site during the summer of 2003. The site was not available for use for about one month. Reimbursement continued at the same levels as the prior year. Patient expenses declined 12% to $820,000 from $930,000 in 2002. The decrease was due to decreased depreciation on the knives. Selling, general and administrative expense (S,G & A) increased 2% to $1,411,000 from $1,386,000 in the previous year. Interest expense declined 48% to 85,000 in 2003 from $160,000 in 2002. This was due to the payoff of the NYU Gamma Knife lease. As a result of the above the net income was $61,000 as compared to $98,000 in 2002.

      The trends of the recent past lead us to believe that reimbursement will continue to remain at current levels.

      During 2003, the Company adopted FAS 143 and recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of Gamma Knives and disposal of regulated materials and the restoration of facilities at NYU and RMC. The pro forma amount of the liability as of January 1, 2002 and December 31, 2002 would also approximate $200,000. Such liabilities have been measured using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the Gamma Knives. The Company is amortizing such costs over the lives of the respective useful lives from inception.

      Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a net increase in accumulated deficit of $84,000 as the cumulative effect of a change in accounting principles during the year ended December 31, 2003. Application of provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for each of the years ended December 31, 2002 and 2001.

      If the Company had adopted this standard effective January 1, 2003, total assets, liabilities and accumulated deficit at the end of each of the first three quarters would have increased by $120,000, $200,000 and $80,000, respectively. In addition, amortization expense would be $1,000 higher in each of the first three quarters of 2003.

2002 Compared to 2001

      Patient revenue was $2,639,000 in 2002 compared to $2,573,000 in 2001. Patient expenses decreased 18% to $930,000 from $1,133,000 in 2001. The reason for the decrease is that one of the knives has been fully depreciated. S,G & A increased 8% to $1,386,000 in 2002 from $1,282,000 in 2001. The major factor contributing to the increase was insurance expense. Income from operations was $323,000 in 2002 compared to $158,000 in 2001. Interest expense declined to $163,000 in 2002 from $277,000 in 2001. This was due to the paydown of principal on the Gamma Knife lease. Also, in 2001 the Company received $67,000, net of tax effect on receivables that originated with GHS. As a result of the above, net income was $98,000 compared to $120,000 in 2001. During 2002, the contract between USN and Research Medical Center (RMC) was assigned to The Cancer Institute (TCI), a joint venture between RMC and St. Lukes Hospital. The assignment had no effect on our revenue from the center.

Liquidity and Capital Resources

      At December 31, 2003 the Company had a working capital deficit of $359,000 as compared to a working capital deficit of $665,000 at December 31, 2002. The Company is concerned about the deficit but does not expect it to impact operations and is confident that it will manange its receivables to continue to make timely payments on all of its obligations. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future. Cash and cash equivalents at December 31, 2003 were $89,000 as compared to $88,000 at December 31, 2002. Net cash provided by operating activities was $992,000 as compared with $733,000 for the same period a year earlier. Depreciation and amortization was $779,000 as compared to $912,000 in 2002. Accounts receivable decreased $142,000 during the year as compared to an increase of $113,000 in 2002. The reload of the NYU cobalt was the main reason for the decrease in accounts receivable as there was no revenues generated from the NYU facility during the reload.

      Net cash used in investing activities for the year ended 2003 was $1,014,000 as compared to $1,000 in the year ago period. The Company reloaded the cobalt on its NYU machine for $803,000 and also placed $211,000 in escrow to pay its debt obligations.

      Net cash provided by financing activites for the year ended December 31, 2003 was $23,000 as compared to net cash used of $955,000 in 2002. The Company paid $688,000 towards its capital leases in 2003 as compared to $946,000 in 2002. The Company borrowed $719,000 for working capital and cobalt reload purposes during 2003. The Company also bought back 90,000 shares of common stock during 2003 at a cost of $8,000 and 114,000 shares in 2002 at a cost of $9,000.

Critical accounting policies:

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

Asset retirement obligations:

      In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143") effective for the fiscal years beginning after June 15, 2002. Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based the estimated fair value of such liabilities. The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

Recently issued accounting pronouncement:

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. FIN 46 became effective for variable interest entities created after January 31, 2003, and had no effect on the Company's financial position as of December 31, 2003, and its results of operations for the year then ended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

                                                               Quarter Ended
                                                               -------------
2001                                           31-Mar    30-Jun    30-Sep   31-Dec      Year
                                               ------    ------    ------   ------      ----
Revenue                                           531       705       657      680    $2,573
Income (Loss) from operations                    (128)       87        55      144       158
Net Income (loss)                                (126)       67        (6)     185       120
Basic and diluted Income per common share      -$0.02     $0.01     $0.00    $0.03     $0.02

2002                                           31-Mar    30-Jun    30-Sep   31-Dec      Year
                                               ------    ------    ------   ------      ----
Revenue                                           746       638       660      595    $2,639
Income (Loss) from operations                     196        69        64       (6)      323
Net Income (loss)                                  84        15        19      (20)       98
Basic and diluted Income per common share       $0.01     $0.00     $0.00    $0.00     $0.01

2003                                           31-Mar    30-Jun    30-Sep   31-Dec      Year
                                               ------    ------    ------   ------      ----
Revenue                                           835       550       490      569    $2,444
Income (Loss) from operations                     257       (54)     (157)     167       213
Net Income (loss)                                 136       (41)     (110)      76        61
Basic and diluted Income per common share       $0.02    -$0.01    -$0.01    $0.01     $0.01

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

         Name                       Age          Position
         ----                       ---          --------

     Alan Gold                      59       President & Chairman

     William F. Leimkuhler          52       Director

     Charles H. Merriman, III       69       Director

     Howard Grunfeld                43       Vice President--Finance, Treasurer

     Susan Greenwald                58       Vice President and Secretary

      Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 59, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler, 52, is currently the Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until

October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

      Charles H. Merriman, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 69, Mr. Merriman retired at the close of the year 2001 from service as Senior Vice President and Managing Director of BB&T Capital Markets ("BB&T"), an investment banking enterprise, where he was employed in various capacities since 1972 by BB&T and its predecessor. Mr. Merriman has extensive knowledge of USN's primary focus on healthcare and technology.

      Howard Grunfeld has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 43, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

      Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 58, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

      Pursuant to the Company's bylaws, the Company's Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2003, the Board of Directors held three meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

      Pursuant to the Company's bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2003, all filing requirements applicable to its officers and directors were complied with by such individuals.

ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 2003, 2002, and 2001, for the Chief Executive Officer of the Company. Prior to the Spin-off all amounts were paid by GHS.

                           Summary Compensation Table

Name and                                    Annual Compensation
                                            -------------------
Principal Position             Year               Salary($)
------------------             ----               ---------
Alan Gold                      2003               $300,000
President & Director           2002               $300,000
                               2001               $305,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 2004, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                           Number of Shares
Name and Address                             Beneficially            Percent of
of Beneficial Owner                           Owned (1)                Class
-------------------                           ---------                -----
Alan Gold (2)                                 1,140,246                14.5%
2400 Research Blvd
Rockville, MD 20850

Howard Grunfeld                                 155,900                 2.0%
2400 Research Blvd
Rockville, MD 20850

William F. Leimkuhler                           100,000                 1.3%
43 Salem Straits Road
 Darien, CT 06820

Charles H. Merriman III                         130,672                 1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)                         2,688,000                34.2%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated                  1,847,000                23.4%
711 Fifth Avenue
New York, NY 10022

All Directors and Officers of USN             1,526,818                19.5%
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

      On May 25, 1999, the parties to the above-described actions settled all of above described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold, and Allen & Company. As part of the closing of such settlement, GHS delivered $200,000 in cash and 68,688 additional shares of GHS common stock to Brown and Kirshenbaum. In addition,

USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggreagate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing.The final payment was made in may 2003. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                                        Page No.
                                                                        --------

      Consolidated Financial Statements of the Company

          Independent Auditors' Report                                    F-2
          Balance Sheets as of December 31, 2003 and 2002                 F-3
          Statements of Operations for the years ended
                 December 31, 2003, 2002, and 2001.                       F-4
          Statements of Changes in Stockholders' Equity
                 for the period January 1, 2001 through
                 December 31, 2003                                        F-5
          Statements of Cash Flows for the year ended
                 December 31, 2003, 2002, and 2001.                       F-6
          Notes to Financial Statements                                   F-7

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

(l) Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS's 1997 Annual Report on form 10-K).

(m) Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(n) Gamma Knife Neuroradiosurgery Equipment dated as of November 26, 1996 betwwen New York University on behalf of New York University Medical Center and USN. (1)

(o)   List of Subsidiaries (1)

(1) Previously filed as an exhibit to the Form 10. Registration Statement of USN filed with the SEC on August 25, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004

                                   U.S. Neurosurgical, Inc.
                                   (Registrant)


                                   By    /s/ Alan Gold
                                      ----------------------------------------
                                         Alan Gold
                                         President and Chief Executive Officer


                                   By   /s/ Howard Grunfeld
                                      ----------------------------------------
                                        Howard Grunfeld
                                        Vice President of Finance and
                                        Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 29, 2004                             /s/ Alan Gold
                                           ----------------------------
                                           Alan Gold
                                           President and Director
                                           (Chief Executive Officer)


March 29, 2004                             /s/ William F. Leimkuhler
                                           ----------------------------
                                           William F. Leimkuhler
                                           Director


March 29, 2004                             /s/ Charles H. Merriman III
                                           ---------------------------
                                           Charles H. Merriman III
                                           Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Contents
                                                                            Page
                                                                            ----

Consolidated Financial Statements

   Independent auditors' report                                             F-2

   Consolidated balance sheets as of December 31, 2003 and 2002             F-3

   Consolidated statements of operations for the years ended
      December 31, 2003, 2002 and 2001                                      F-4

   Consolidated statements of stockholders' equity for the years ended
      December 31, 2003, 2002 and 2001                                      F-5

   Consolidated statements of cash flows for the years ended
      December 31, 2003, 2002 and 2001                                      F-6

   Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the consolidated financial statements, effective January 1, 2003, the Company adopted a recent accounting standard requiring the fair value of liability for an asset retirement obligation to be recognized. The associated retirement costs are capitalized as part of the carrying amount of the long-lived assets. In the year of adoption, the Company recognized the cumulative effect of initially applying this statement as a change in accounting principle.

Eisner LLP

New York, New York
February 4, 2004

With respect to Note D
March 22, 2004

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                                                        December 31,
                                                                                 --------------------------
                                                                                    2003           2002
                                                                                 -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    89,000    $    88,000
   Accounts receivable                                                               372,000        514,000
   Accounts receivable - stockholder                                                  96,000        109,000
   Other current assets                                                              144,000        118,000
   Cash held in escrow                                                               211,000
                                                                                 -----------    -----------

        Total current assets                                                         912,000        829,000
                                                                                 -----------    -----------

Property and equipment:
   Gamma Knives (net of accumulated depreciation of $6,645,000 in 2003 and
      $6,030,000 in 2002)                                                          1,467,000      1,279,000
   Leasehold improvements (net of accumulated amortization of $1,483,000 in
      2003 and $1,185,000 in 2002)                                                   559,000        656,000
   Office furniture and computers (net of accumulated depreciation of $105,000
      in 2003 and $99,000 in 2002)                                                     2,000          8,000
                                                                                 -----------    -----------

                                                                                   2,028,000      1,943,000
                                                                                 -----------    -----------

Cash held in escrow                                                                  106,000        106,000
Deferred tax asset                                                                   104,000         85,000
                                                                                 -----------    -----------

                                                                                 $ 3,150,000    $ 2,963,000
                                                                                 ===========    ===========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                         $   198,000    $   119,000
   Note payable - litigation settlement - current portion                                           100,000
   Obligations under capital leases and loans payable - current portion              581,000        790,000
   Due to stockholder                                                                300,000        300,000
   Deferred tax liability                                                            150,000        146,000
   Other current liabilities                                                          42,000         39,000
                                                                                 -----------    -----------

        Total current liabilities                                                  1,271,000      1,494,000

Obligations under capital leases and note payable - net of current portion           342,000        101,000
Asset retirement obligations                                                         200,000
                                                                                 -----------    -----------

                                                                                   1,813,000      1,595,000
                                                                                 -----------    -----------

Commitments, litigation and other matters (Notes A, F, H and I)

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares authorized;
   7,866,185 shares issued at December 31, 2003 and 2002                              79,000         79,000
Additional paid-in capital                                                         2,808,000      2,808,000
Accumulated deficit                                                               (1,533,000)    (1,510,000)
Treasury stock, at cost, 204,000 shares in 2003 and 114,000 shares in 2002           (17,000)        (9,000)
                                                                                 -----------    -----------

                                                                                   1,337,000      1,368,000
                                                                                 -----------    -----------

                                                                                 $ 3,150,000    $ 2,963,000
                                                                                 ===========    ===========


See notes to consolidated financial statements                               F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                                                Year Ended December 31,
                                                                     -----------------------------------------
                                                                         2003           2002          2001
                                                                     -----------    -----------    -----------
Revenue (Notes B and C)                                              $ 2,444,000    $ 2,639,000    $ 2,573,000
                                                                     -----------    -----------    -----------

Costs and expenses:
   Patient expenses                                                      820,000        930,000      1,133,000
   Selling, general and administrative                                 1,411,000      1,386,000      1,282,000
                                                                     -----------    -----------    -----------

                                                                       2,231,000      2,316,000      2,415,000
                                                                     -----------    -----------    -----------

Income from operations                                                   213,000        323,000        158,000
                                                                     -----------    -----------    -----------

Interest expense                                                         (86,000)      (163,000)      (277,000)
Interest income                                                            1,000          3,000          9,000
                                                                     -----------    -----------    -----------

                                                                         (85,000)      (160,000)      (268,000)
                                                                     -----------    -----------    -----------

Income (loss) before income taxes and extraordinary item                 128,000        163,000       (110,000)
Provision for income tax (benefit)                                        67,000         65,000       (163,000)
                                                                     -----------    -----------    -----------

Income before extraordinary item                                          61,000         98,000         53,000

Extraordinary item (less applicable income tax of $33,000 in 2001)                                      67,000
                                                                     -----------    -----------    -----------

Net income                                                           $    61,000    $    98,000    $   120,000
                                                                     ===========    ===========    ===========

Basic and diluted net income per share:
   Income before extraordinary item                                  $      0.01    $       .01    $       .01
   Extraordinary item                                                                                      .01
                                                                     -----------    -----------    -----------

Net income                                                           $      0.01    $       .01    $       .02
                                                                     ===========    ===========    ===========

Weighted average common shares
   outstanding - basic and diluted                                     7,791,555      7,796,645      7,230,852
                                                                     ===========    ===========    ===========


See notes to consolidated financial statements                               F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                               Common Stock
                                                        -------------------------
                                                          Number                        Additional
                                                            of                           Paid-in        (Accumulated
                                                          Shares           Amount        Capital           Deficit)
                                                        ----------       --------      -----------      ------------
Balance - December 31, 2000                              7,316,685       $ 73,000      $ 2,789,000      $ (1,728,000)
Purchase of 210,500 shares of treasury stock
Issuance of common stock as compensation                   800,000          8,000           32,000
Retirement of treasury stock                              (250,500)        (2,000)         (13,000)
Net income for the year ended December 31, 2001                                                              120,000
                                                        ----------       --------      -----------      ------------

Balance - December 31, 2001                              7,866,185         79,000        2,808,000        (1,608,000)
Purchase of 114,000 shares of treasury stock
Net income for the year ended December 31, 2002                                                               98,000
                                                        ----------       --------      -----------      ------------

Balance - December 31, 2002                              7,866,185         79,000        2,808,000        (1,510,000)
Cumulative effect of change in accounting principle,
   net of applicable income tax of $56,000                                                                   (84,000)
Purchase of 90,000 shares of treasury stock
Net income for year ended December 31, 2003                                                                   61,000
                                                        ----------       --------      -----------      ------------

Balance - December 31, 2003                              7,866,185       $ 79,000      $ 2,808,000      $ (1,533,000)
                                                        ==========       ========      ===========      ============

                                                                 Treasury Stock
                                                        -----------------------------
                                                          Number
                                                            of
                                                          Shares             Amount               Total
                                                         ---------        -----------        -------------
Balance - December 31, 2000                                (40,000)       $    (3,000)       $   1,131,000
Purchase of 210,500 shares of treasury stock              (210,500)           (12,000)             (12,000)
Issuance of common stock as compensation                                                            40,000
Retirement of treasury stock                               250,500             15,000                    0
Net income for the year ended December 31, 2001                                                    120,000
                                                         ---------        -----------        -------------

Balance - December 31, 2001                                      0                  0            1,279,000
Purchase of 114,000 shares of treasury stock              (114,000)            (9,000)              (9,000)
Net income for the year ended December 31, 2002                                                     98,000
                                                         ---------        -----------        -------------

Balance - December 31, 2002                               (114,000)            (9,000)           1,368,000
Cumulative effect of change in accounting principle,
   net of applicable income tax of $56,000                                                         (84,000)
Purchase of 90,000 shares of treasury stock                (90,000)            (8,000)              (8,000)
Net income for year ended December 31, 2003                                                         61,000
                                                         ---------        -----------        -------------

Balance - December 31, 2003                               (204,000)       $   (17,000)       $   1,337,000
                                                         =========        ===========        =============


See notes to consolidated financial statements                               F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
                                                                               ---------------------------------------
                                                                                   2003          2002          2001
                                                                               -----------    ---------    -----------
Cash flows from operating activities:
   Net income                                                                  $    61,000    $  98,000    $   120,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              779,000      912,000      1,129,000
        Deferred income tax (benefit) provision                                     41,000       33,000       (162,000)
        Stock issued as compensation                                                                            40,000
        Changes in:
           Accounts receivable                                                     142,000     (113,000)      (101,000)
           Accounts receivable - stockholder                                        13,000      (79,000)        67,000
           Other current assets                                                    (26,000)     (65,000)       (25,000)
           Accounts payable and accrued expenses
              (including note payable - litigation settlement)                     (21,000)     (33,000)      (204,000)
           Income tax payable and other current liabilities                          3,000      (20,000)      (101,000)
                                                                               -----------    ---------    -----------

                Net cash provided by operating activities                          992,000      733,000        763,000
                                                                               -----------    ---------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (803,000)
   Increase in cash held in escrow                                                (211,000)      (1,000)        (4,000)
                                                                               -----------    ---------    -----------

                Net cash used in investing activities                           (1,014,000)      (1,000)        (4,000)
                                                                               -----------    ---------    -----------

Cash flows from financing activities:
   Repayment of capital lease and loan obligations                                (688,000)    (946,000)      (922,000)
   Cash received on financing of equipment and working capital loan                719,000                     200,000
   Purchase of treasury stock                                                       (8,000)      (9,000)       (12,000)
                                                                               -----------    ---------    -----------

                Net cash provided by (used in) financing activities                 23,000     (955,000)      (734,000)
                                                                               -----------    ---------    -----------

Net increase (decrease) in cash and cash equivalents                                 1,000     (223,000)        25,000
Cash and cash equivalents - beginning of year                                       88,000      311,000        286,000
                                                                               -----------    ---------    -----------

Cash and cash equivalents - end of year                                        $    89,000    $  88,000    $   311,000
                                                                               ===========    =========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                                 $    86,000    $ 158,000    $   271,000
      Income taxes                                                                            $ 164,000        149,000

Supplemental disclosure of noncash activities:
   Issuance of stock as compensation                                                                       $    40,000


See notes to consolidated financial statements                               F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of preparation:

      U.S. NeuroSurgical, Inc. ("USN") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. ("USNP") administers the billing and collection of the fees charged by the physicist who operates the Kansas City Gamma Knife. USN and USNP are collectively referred to herein as the "Company." The Company was a wholly owned subsidiary of GHS, Inc. ("GHS"), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to USN. On May 20, 1999 the Board of Directors of USN authorized a stock split of USN's common stock which resulted in the number of outstanding shares of USN common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute and the Company did distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, USN became a publicly held company.

      The consolidated financial statements include the accounts of USN and USNP. Intercompany transactions and balances have been eliminated.

      Management of the Company believes that its cash from operations plus cash on hand as of December 31, 2003 will be sufficient to fund its cash requirements through at least January 1, 2005, although there can be no assurances that this will be the case.

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

[5]   Depreciation and amortization:

      The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life or the life of the leases. Office furniture and computers are being depreciated on a straight-line method over their estimated useful lives ranging from three to seven years.

[6]   Income taxes:

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


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

[8]   Fair values of financial instruments:

      The estimated fair values of financial instruments have been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2003 and 2002 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2003 and 2002.

[9]   Asset retirement obligations:

      In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143") effective for the fiscal years beginning after June 15, 2002. Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based the estimated fair value of such liabilities. The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

[10]  Recently issued accounting pronouncement:

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. FIN 46 became effective for variable interest entities created after January 31, 2003, and had no effect on the Company's financial position as of December 31, 2003, and its results of operations for the year then ended.

[11]  Reclassifications:

      Certain prior year balances have been reclassified to conform to current year presentation.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a stockholder of the Company for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment, and (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC's fees, subject to adjustments, for the use of the equipment and the facility. Costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN. In 2002 the contract with RMC was assigned to the Cancer Institute, a joint venture between RMC and St. Lukes Hospital. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of both December 31, 2003 and 2002, the escrow account had a balance of $106,000. The equipment agreement terminates automatically upon termination of the ground lease agreement. The Company had patient revenue from RMC in the amounts of $1,449,000, $1,473,000 and $1,397,000 for the years ended December 31, 2003, 2002 and
      2001, respectively.

[2]   Ground lease agreement:

      USN constructed a facility in Kansas City, Missouri, on property which the Company leases from RMC. The lease term is for a period of 21 years commencing September 1994. The lease provides for rent at $36,000 per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vests in RMC.

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY

During November 1996, USN entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of seven years ("the term"), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment, and (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company had patient revenue from NYU in the amounts of $995,000, $1,166,000 and $1,176,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

During November 2002, USN and NYU agreed to an early renewal of the NYU agreement and an early reload of the cobalt contained in the Gamma Knife equipment. The reload process was completed in the summer of 2003 at a cost of $803,000. The NYU agreement has been extended from November 2004 to five and one half years from the date the first patient procedure utilizing the Gamma Knife equipment with the reloaded cobalt was performed. In addition, the fee structure under the amendment has changed, effective December 1, 2004, to provide for a payment to USN of a flat fee for each patient procedure performed.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE D - OBLIGATIONS UNDER CAPITAL LEASE AND LOANS PAYABLE

USN acquired its first Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000 under a capital lease. The Company refinanced the lease with DVI Financial Services, Inc. ("DVI") under a 39-month capital lease with an implicit interest rate of approximately 10.4%.

On December 6, 1994, USN entered into an additional agreement with Elekta to acquire a second Gamma Knife ("Knife 2") for $2,900,000 which was also financed by DVI pursuant to a capital lease obligation. The lease terms provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty-month Treasury Note rate, as defined in the agreement.

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

During July 2003, USN entered into a 30-month lease agreement with DVI to finance the removal and reinstallation of the supply of cobalt at NYU, the loan bears interest at 8.5% and is collateralized by the Gamma Knife at NYU.

During May 2003, USN entered into a forty-month loan agreement with DVI in the amount of $137,000. The loan bears interest at 9.208% per annum and is collateralized by the Common Knife at RMC.

The obligations under the capital lease and loans payable are as follows:

                                                              December 31,
                                                       ------------------------
                                                          2003           2002
                                                       ----------    ----------

       Capital leases - Gamma Knife and cobalt         $  756,000    $  556,000
       Loans payable                                      167,000       335,000
                                                       ----------    ----------

                                                          923,000       891,000
       Less current portion                               581,000       790,000
                                                       ----------    ----------

                                                       $  342,000    $  101,000
                                                       ==========    ==========

Future payments as of December 31, 2003 on the equipment leases and loans are as follows:

        Year Ending
        December 31,
        ------------

          2004                                                 $     415,000
          2005                                                       307,000
          2006                                                        54,000
                                                               -------------

                                                                     776,000
          Less interest                                              (64,000)
                                                               -------------

          Present value of net minimum obligation              $     712,000
                                                               =============

The Company's Gamma Knives are held under capital leases and amortization is included in depreciation expense.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE D - OBLIGATIONS UNDER CAPITAL LEASE AND LOANS PAYABLE  (CONTINUED)

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, that was originally thought to be fully funded by DVI. Also in August 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code and it was determined that DVI had failed to make payments of $150,000 to the cobalt vendor, Elekta. Commencing September 2003, the Company made all loan and lease payments, then owed to DVI or its successor, into an escrow account held by the Company's attorney and commenced negotiations for a resolution to the underfunding of the payments to Elekta. During February 2004, the Company paid $50,000 of the amount owed to Elekta. As of March 15, 2004, the Company has released the escrowed amounts to DVI or its successor in payment of all loan and lease obligations through that date and has reached an agreement that the amount owed to DVI or its successor for the NYU cobalt reload was equal to $560,000 representing the amount funded by DVI of $582,000 reduced by a payment made by USN during August 2003. As of March 22, 2004 USN has obtained a commitment from a third-party to refinance the lease for an amount of $728,000, which will be used to repay $560,000 owed to DVI or its successor, to pay the remaining $100,000 plus sales tax owed to Elekta and to refund $50,000 to the Company for the payment made to Elekta during February 2004.

NOTE E - ASSET RETIREMENT OBLIGATIONS

During 2003, the Company adopted FAS 143 and recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of Gamma Knives and disposal of regulated materials and the restoration of facilities at NYU and RMC. The pro forma amount of the liability as of January 1, 2002 and December 31, 2002 would also approximate $200,000. Such liabilities have been measured using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the Gamma Knives. The Company is amortizing such costs over the lives of the respective useful lives from inception.

Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a net increase in accumulated deficit of $84,000 as the cumulative effect of a change in accounting principles during the year ended December 31, 2003. Application of provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for each of the years ended December 31, 2002 and 2001.

NOTE F - CONCENTRATIONS

For the years ended December 31, 2003, 2002 and 2001, the Company derived all of its patient revenue from RMC and NYU. These two entities also accounted for all of the accounts receivable at December 31, 2003 and 2002.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE G - TAXES

The components of the income tax provision (benefit) are as follows:

                                              Year Ended December 31,
                                    ------------------------------------------
                                        2003           2002            2000
                                    ------------   ------------   ------------
       Current:
          Federal                   $    (15,000)  $     24,000   $     (1,000)
          State                           41,000          8,000
                                    ------------   ------------   ------------

                                          26,000         32,000         (1,000)
                                    ------------   ------------   ------------
       Deferred:
          Federal                         35,000         28,000       (130,000)
          State                            6,000          5,000        (32,000)
                                    ------------   ------------   ------------

                                          41,000         33,000       (162,000)
                                    ------------   ------------   ------------

       Income tax (benefit)         $     67,000   $     65,000   $   (163,000)
                                    ============   ============   ============

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                             2003           2002           2000
                                                                         ---------      ---------       ----------
       Income tax (benefit) at the federal statutory rate                $  44,000      $  52,000       $  (37,000)
       State income tax (benefit), net of federal taxes                     23,000         13,000           (7,000)
       Other (1)                                                                                          (119,000)
                                                                         ---------      ---------       ----------

       Income tax provision (benefit)                                    $  67,000      $  65,000       $ (163,000)
                                                                         =========      =========       ==========

       (1) In 2001, the other tax benefit is the result of the finalization of the tax effects of the spin-off which took place in 1999.

Items which give rise to deferred tax assets and liabilities are as follows:

                                                                                        December 31,
                                                                               ----------------------------
                                                                                    2003            2002
                                                                               ------------    ------------
       Deferred tax asset (liability):
          Litigation settlement accrued for financial reporting
             purposes, deductible when paid for tax purposes                                   $     40,000
          Asset retirement obligations recorded for
             financial reporting including $56,000 relating
             cumulative change in accounting principles                        $     58,000
          Excess of book depreciation over tax depreciation                          46,000          85,000

       Deferred tax liability:
          Net effect of the conversion from accrual basis of
             accounting to cash basis for tax purposes (2)                         (150,000)       (186,000)
                                                                               ------------    ------------

       Net deferred tax liability                                              $    (46,000)   $    (61,000)
                                                                               ============    ============

       (2) In January 2003, the Company filed with the Internal Revenue Service to compute its taxable income utilizing the cash basis of accounting rather than the accrual basis.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE H - LITIGATION

In settlement of a litigation in May 1999, the Company paid $200,000 cash and issued promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. The Settlement Notes were collateralized by a second-priority security interest in the Company's receivables from its Kansas City and New York Gamma Knife centers. At December 31, 2002, the balance on these notes amounted to $100,000, which was repaid during 2003.

NOTE I - COMMITMENTS

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2003, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

       2004                        $     36,000
       2005                              36,000
       2006                              36,000
       2007                              36,000
       2008                               9,000
                                   ------------

                                   $    153,000
                                   ============


Rent expense was approximately $36,000, $36,000 and $38,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Gamma Knives:

The Company is required to reload cobalt at each facility approximately every 5 years. The cobalt of RMC was reloaded in 2000 at a cost of approximately $800,000 and cobalt at NYU was reloaded in 2003 at a cost of approximately $803,000.

NOTE J - EMPLOYEES' 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for the years ended 2003, 2002 and 2001 were approximately $45,000, $33,000 and $30,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2003 and 2002


NOTE K - RELATED PARTY TRANSACTIONS

[1]   The amount due to stockholder is due on demand without interest.

[2] The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months' written notice. The president's compensation for the years ended December 31, 2003, 2002 and 2001 were $300,000, $300,000 and
      $305,000, respectively.

[3] During the years ended December 31, 2002 and 2001, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $4,000 and $22,000, respectively.

NOTE L - TREASURY STOCK

In December 2000, the USN Board of Directors authorized the repurchase of up to 500,000 shares of USN's common stock in the open market. Through December 31, 2003, the Company had repurchased 454,500 shares at a cost of $32,000, of which 250,500 shares were retired during 2001.

NOTE M - EXTRAORDINARY ITEM

Extraordinary item, in 2001, represents amounts received by the Company on receivables which had originated with GHS.

NOTE N - FOURTH QUARTER ADJUSTMENT

As described in Notes A[9] and E, the Company adopted FAS 143 during 2003. If the Company had adopted this standard effective January 1, 2003, total assets, liabilities and accumulated deficit at the end of each of the first three quarters would have increased by $120,000, $200,000 and $80,000, respectively.

In addition, amortization expense would be $1,000 higher in each of the first three quarters of 2003.