Form 10-Q
period 2004-03-31
US NEUROSURGICAL INC
filed 2004-05-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
March 31, 2004                                                  0-15586

                            U.S. NEUROSURGICAL, Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    52-1842411
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

                             YES |X|       NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at May 3, 2004
           -----                              --------------------------------
Common Stock, $.01 par value                        7,866,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                              March 31,     December 31,
                                                                       2004           2003
                                                                       ----           ----
Current assets:
     Cash and cash equivalents                                     $    61,000    $     89,000
     Accounts receivable                                               517,000         372,000
     Accounts receivable-stockholder                                   101,000          96,000
     Cash held in escow                                                     --         211,000
     Other current assets                                              182,000         144,000
                                                                   -----------    ------------
         Total current assets                                      $   861,000    $    912,000
                                                                   -----------    ------------

Gamma Knife (net of accumulated depreciation of
     $6,750,000 in 2004 and $6,645,000 in 2003)                      1,362,000       1,467,000
Leasehold improvements (net of accumulated
      amortization of $1,498,000 in 2004 and $1,483,000 in 2003)       544,000         559,000
Office furniture and computers (net of accumulated
      Depreciation of $106,000 in 2004 and $105,000 in 2003)             1,000           2,000
                                                                   -----------    ------------
         Total property and equipment                                1,907,000       2,028,000
                                                                   -----------    ------------

Deferred tax asset                                                     175,000         104,000
Cash held in escrow                                                    106,000         106,000
                                                                   -----------    ------------

         TOTAL                                                     $ 3,049,000    $  3,150,000
                                                                   ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $   169,000    $    198,000
     Obligations under capital lease
      and loans payable- current portion                               401,000         581,000
     Due to stockholder                                                300,000         300,000
     Deferred tax liability                                            243,000         150,000
     Other current liabilities                                          32,000          42,000
                                                                   -----------    ------------
     Total current liabilities                                       1,145,000       1,271,000

Obligations under capital lease and loans payable-net
of current portion                                                     334,000         342,000
Asset retirement obligations                                           200,000         200,000
                                                                   -----------    ------------
                                                                     1,679,000       1,813,000
                                                                   -----------    ------------

Stockholders' equity:
     Common stock                                                       79,000          79,000
     Additional paid-in capital                                      2,808,000       2,808,000
     Accumulated deficit                                            (1,500,000)     (1,533,000)
     Treasury stock, at cost                                           (17,000)        (17,000)
                                                                   -----------    ------------
         Total stockholders' equity                                $ 1,370,000    $  1,337,000
                                                                   -----------    ------------

         TOTAL                                                     $ 3,049,000    $  3,150,000
                                                                   ===========    ============

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                             ---------

                                                         2004           2003
                                                         ----           ----

Revenue:
      Patient Revenue                                $   529,000    $   835,000
                                                     -----------    -----------

Expenses:
     Patient Expenses                                $   172,000    $   217,000
     Selling, General and Administrative                 317,000        361,000
                                                     -----------    -----------
         Total                                           489,000        578,000
                                                     -----------    -----------

Operating Income (loss)                              $    40,000    $   257,000

Interest expense                                          (9,000)       (29,000)

Other Income                                              24,000             --
                                                     -----------    -----------
Income (loss) before income taxes                         55,000        228,000
Income tax provision (benefit)                            22,000         92,000
                                                     -----------    -----------

Net Income (loss)                                         33,000        136,000
                                                     ===========    ===========

Proforma basic and diluted income (loss) per share   $        --            .02
                                                     -----------    -----------
Proforma weighted average shares outstanding           7,866,185      7,866,185

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                         --------

                                                                                     2004         2003
                                                                                     ----         ----
Cash flows from operating activities:
         Income (loss) from continuing operations                                 $  33,000    $ 136,000
         Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                  Depreciation and amortization:                                    121,000      222,000
                  Changes in operating assets and liabilities:
                  Decrease (increase) in receivables                               (150,000)      87,000
                  Decrease (increase) in other current assets                       (38,000)      54,000
                  Increase in deferred tax asset                                    (71,000)     (71,000)
                  Increase (decrease) in payables and other current liabilities
                      And deferred tax liability                                     54,000       74,000
                                                                                  ---------    ---------
                           Net cash (used in) provided by operating activities      (51,000)     502,000
                                                                                  ---------    ---------

Cash flows from investing activities :
         Decrease in cash held in escrow                                            211,000           --
                                                                                  ---------    ---------

                           Net cash provided by investing activities                211,000           --

Cash flows from financing activities:
         Purchase of treasury stock                                                      --       (2,000)
         Payment of capital lease obligations                                      (188,000)    (267,000)
                                                                                  ---------    ---------
                           Net cash used in financing activities                   (188,000)    (269,000)

Net (decrease) increase in cash and cash equivalents                                (28,000)     233,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      89,000       88,000
                                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $  61,000    $ 321,000
                                                                                  =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                                 $   9,000    $  29,000
         Taxes                                                                       38,000        3,000

  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Critical Accounting Policies

      Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2003 Annual Report on Form 10-K, filed on February 4, 2004, and March 22, 2004 with respect to Note D, the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

      The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

First Quarter 2004 Compared to First Quarter 2003

Results of Operations

      Patient revenue decreased 37% to $529,000 in the quarter ended March 31, 2004 from $835,000 for the quarter ended March 31, 2003. The decrease was due to decreased revenue at the RMC Center. Patient expenses decreased 21% to $172,000 from $217,000 in the year ago period. Selling, general and administrative expense decreased 12% to $317,000 from $361,000 for the quarter ended March 31, 2004. The decrease in both of the expense categories comes due to a change in the depreciation and amortization of some of its properties. Interest expense decreased 69% to $9,000 from $29,000 in the same period a year earlier. The decrease was due to increased principal payments on the Gamma Knives. For the quarter ended March 31 2004, net income was $33,000 as compared to income of $136,000 for the same period a year earlier. The decrease in net income is largely attributable to the decreased revenues from RMC.

Liquidity and Capital Resources

      At March 31, 2004 the Company had a working capital deficit of $284,000 as compared to $359,000 at December 31, 2003. Cash and cash equivalents at March 31, 2004 were $61,000 as compared with $89,000 at December 31, 2003.

      Net cash used in operating activities was $51,000 as compared to net cash provided by of $502,000 for the same period, a year earlier. Net income was $33,000 as compared to $136,000 in the same period, a year earlier. Depreciation and amortization was $121,000 for the quarter ended March 31, 2004 as compared to $222,000 in the same period, one year earlier. The decrease was a result of the contract extension with NYU which increased the useful value of the equipment. There was an increase in receivables of $150,000 as compared to a decrease of $87,000 in the same period in 2003. The receivable due from NYU, which can vary significantly from period to period, increased in the most recent quarter. Payables decreased $40,000 compared to an increase of $74,000 in 2003.

      The $211,000 that was held in escrow at December 31, 2003 was paid to US Bank Corp. and Elekta Instruments in March 2004. The reason for the escrow was a lease that had been underfunded by DVI in August 2003. DVI filed for protection under Chapter 11 of the U.S. Bankcruptcy Code in August 2003. USN began making all lease payments into an escrow account and continued to negotiate with the successor. The Company has secured new financing from SMT Leasing to pay off the existing obligations.

      Net cash used in financing activities was $188,000 as compared to $269,000 for the same period a year earlier. This is due to paying down the principal on its capitalized leases. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

      U.S. Neurosurgical management, including the President and the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e within 90 days of the filing of this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and the Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. Neurosurgical, Inc.


Date May 12, 2004                      By   /s/ Alan Gold
                                         ------------------------------------
                                            Alan Gold
                                            Director and President
                                            Chief Executive Officer

Date May 12, 2004                      By   /s/ Howard Grunfeld
                                         ------------------------------------
                                            Howard Grunfeld
                                            Vice President of Finance