Form 10-Q
period 2004-06-30
US NEUROSURGICAL INC
filed 2004-08-12
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
June 30, 2004                                                     0-15586

                            U.S. NEUROSURGICAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              52-1842411
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

           YES |X|                       NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 3, 2004
            -----                                  -----------------------------
Common Stock, $.01 par value                             7,697,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

ASSETS                                                                  June 30,         December 31,
                                                                          2004               2003
                                                                      -----------        ------------
Current assets:
     Cash and cash equivalents                                        $   405,000        $    89,000
     Accounts receivable                                                  443,000            372,000
     Accounts receivable-stockholder                                       95,000             96,000
     Cash held in escrow                                                       --            211,000
     Other current assets                                                 146,000            144,000
                                                                      -----------        -----------
         Total current assets                                         $ 1,089,000        $   912,000
                                                                      -----------        -----------

Gamma Knife (net of accumulated depreciation of
     $6,856,000 in 2004 and $6,645,000 in 2003)                         1,256,000          1,467,000
Leasehold improvements (net of accumulated
     amortization of $1,514,000 in 2004 and $1,483,000 in 2003)           527,000            559,000
Office furniture and computers (net of accumulated
     Depreciation of $106,000 in 2004 and $105,000 in 2003)                 1,000              2,000
                                                                      -----------        -----------
         Total property and equipment                                   1,784,000          2,028,000
                                                                      -----------        -----------

Deferred tax asset                                                        166,000            104,000
Cash held in escrow                                                       106,000            106,000
                                                                      -----------        -----------

         TOTAL                                                        $ 3,145,000        $ 3,150,000
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                            $    56,000        $   198,000
     Obligations under capital lease
      and loans payable- current portion                                  267,000            581,000
     Due to stockholder                                                   300,000            300,000
     Deferred tax liability                                               243,000            150,000
     Other current liabilities                                             78,000             42,000
                                                                      -----------        -----------
         Total current liabilities                                        944,000          1,271,000

Obligations under capital lease and loans payable-net
of current portion                                                        500,000            342,000
Asset retirement obligations                                              200,000            200,000
                                                                      -----------        -----------
                                                                        1,644,000          1,813,000
                                                                      -----------        -----------

Stockholders' equity:
     Common stock                                                          77,000             79,000
     Additional paid-in capital                                         2,793,000          2,808,000
     Treasury stock, at cost                                                   --            (17,000)
     Accumulated deficit                                               (1,369,000)        (1,533,000)
                                                                      -----------        -----------
         Total stockholders' equity                                   $ 1,501,000        $ 1,337,000
                                                                      -----------        -----------

         TOTAL                                                        $ 3,145,000        $ 3,150,000
                                                                      ===========        ===========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                              --------

                                                         2004           2003
                                                      ----------    -----------

Revenue:
     Patient Revenue                                  $  774,000    $   550,000
                                                      ----------    -----------

Expenses:
     Patient Expenses                                 $  161,000    $   246,000
     Selling, General and Administrative                 367,000        358,000
                                                      ----------    -----------
         Total                                           528,000        604,000
                                                      ----------    -----------

Operating Income (loss)                               $  246,000    $   (54,000)

Interest expense                                         (24,000)       (18,000)

Other Income                                                  --             --
                                                      ----------    -----------
Income (loss) before income taxes                        222,000        (72,000)
Income tax (benefit) provision                            91,000        (31,000)
                                                      ----------    -----------

Net (Loss) income                                        131,000        (41,000)
                                                      ==========    ===========

Proforma basic and diluted (Loss) income  per share   $      .02    $      (.01)
                                                      ----------    -----------

Proforma weighted average shares outstanding           7,856,899      7,841,185

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                             --------

                                                       2004            2003
                                                    -----------     -----------

Revenue:
     Patient Revenue                                $ 1,303,000     $ 1,385,000
                                                    -----------     -----------

Expenses:
     Patient Expenses                                   333,000         463,000
     Selling, General and Administrative                684,000         720,000
                                                    -----------     -----------
         Total                                        1,017,000       1,183,000
                                                    -----------     -----------

Operating Income                                        286,000         202,000

Interest expense                                        (33,000)        (47,000)

Other Income                                             24,000           1,000
                                                    -----------     -----------

Income before income taxes                              277,000         156,000
Income tax provision                                    113,000          62,000
                                                    -----------     -----------

Net Income                                              164,000          94,000
                                                    ===========     ===========

Proforma basic and diluted income  per share        $       .02     $       .01
                                                    -----------     -----------

Proforma weighted average shares outstanding          7,861,516       7,841,185

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                       --------

                                                                                  2004           2003
                                                                               ---------      ---------
Cash flows from operating activities:
     Income (loss) from continuing operations                                  $ 164,000      $  94,000
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                          244,000        448,000
          Changes in operating assets and liabilities:
          Decrease (increase) in receivables                                     (70,000)        46,000
          Decrease (increase) in other current assets                             (2,000)       (16,000)
          Increase in deferred tax asset                                         (62,000)            --
          (Decrease) increase in payables and other current liabilities
               and deferred tax liability                                        (13,000)        90,000
                                                                               ---------      ---------
                    Net cash provided by operating activities                    261,000        662,000
                                                                               ---------      ---------

Cash flows from investing activities :
     Decrease in cash held in escrow                                             211,000             --
                                                                               ---------      ---------
                    Net cash provided by investing activities                    211,000             --

Cash flows from financing activities:
     Proceeds from loan                                                          625,000        137,000
     Repayment of note payable                                                  (581,000)      (100,000)
     Purchase of treasury stock                                                       --         (2,000)
     Payment of capital lease obligations                                       (200,000)      (551,000)
                                                                               ---------      ---------
                    Net cash used in financing activities                       (156,000)      (516,000)

Net increase (decrease) in cash and cash equivalents                             316,000        146,000

Cash and cash equivalents - beginning of period                                   89,000         88,000
                                                                               ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 405,000      $ 234,000
                                                                               =========      =========

Non Cash Investing and financing activities:

Payment of $100,000 directly from SMT Leasing to Elekta Instruments

Supplemental disclosures of cash flow information:
  Cash paid for
     Interest                                                                  $  33,000      $  47,000
     Taxes                                                                        41,000          3,000

  The accompanying notes to financial statements are an integral part hereof.

                    U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

      During June 2004, the Company retired 204,000 shares of its Common Stock.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2003 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Second Quarter 2004 Compared to Second Quarter 2003 and Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of Operations

      Patient revenue increased 41% to $774,000 in the quarter ended June 30, 2004 from $550,000 for the quarter ended June 30, 2003. The increase was due to increased revenues at both centers. Patient expenses decreased 35% to $161,000 for the quarter compared to $246,000 in the year ago period. The decrease was due to reduced depreciation and amortization on the knives. Selling, general and administrative expense increased 3% to $367,000 from $358,000, for the quarter ended June 30, 2004. Interest expense increased to $24,000 from $18,000 in the same period a year earlier. For the quarter ended June 30, 2004, the net income was $131,000 as compared to a loss of $41,000 for the same period a year earlier. The improvement in net income was due to increased revenue as well as reduced interest expense. The lease payments for the NYU equipment were completed in July 2003.

      For the six months ended June 30, 2004 revenue decreased 6% to $1,303,000 compared to $1,385,000 in the same period a year earlier. The decrease was due to decreased revenue at the RMC Center. Patient expenses decreased 28% to $333,000 in 2004 from $463,000 in the same period in 2003. S,G & A decreased 5% to $684,000 as compared to $720,000 in the same period a year earlier. The decrease in both of the expense categories comes due to a change in the depreciation and amortization of some of its properties. Interest expense decreased approximately 30% to $33,000 from $47,000 in the same period a year ago. The reason for the decrease was due to a reduction of the lease balances on the Gamma Knife properties. Income from operations was $164,000 for the six months ended June 30, as compared to income of $94,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

      At June 30, 2004 the Company had a working capital surplus of $145,000 as compared to a deficit of $359,000 at December 31, 2003. Cash and cash equivalents at June 30, 2004 were $405,000 as compared with $89,000 at December 31, 2003.

      Net cash provided by operating activities was $261,000 as compared to net cash provided by of $662,000 for the same period, a year earlier. Net income was $164,000 as compared to $94,000 in the same period, a year earlier. Depreciation and amortization was $244,000 for the six months ended June 30, 2004 as compared to $448,000 in the same period, one year earlier. There was a increase in accounts receivables of $70,000 as compared to an decrease of $46,000 in the same period in 2003. Accounts payables decreased $13,000 compared to an increase of $90,000 in 2003.

      The $211,000 that was held in escrow at December 31, 2003 was paid to US Bank Corp. and Elekta Instruments in March 2004. The reason for the escrow was a lease that had been underfunded by DVI in August 2003. DVI filed for protection under Chapter 11 of the U.S. Bankcruptcy Code in August 2003. USN began making all lease payments into an escrow account and continued to negotiate with the successor. The Company secured new financing from SMT Leasing to pay off the obligations. The new lease has payments of $23,000 for 36 months at 8.8 percent.

      Net cash used in financing activities was $156,000 as compared to $516,000 for the same period a year earlier. This is primarily due to paying down of the principal amounts on its capitalized leases. During the quarter the company borrowed $725,000 from SMT. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

                                        U.S. Neurosurgical, Inc.


Date August 12, 2004                    By      /s/ Alan Gold
     ---------------                       -------------------------------------
                                                Alan Gold
                                                Director and President
                                                Chief Executive Officer


Date August 12, 2004                    By      /s/ Howard Grunfeld
     ---------------                       -------------------------------------
                                                Howard Grunfeld
                                                Vice President of Finance