Form 10-Q
period 2004-09-30
US NEUROSURGICAL INC
filed 2004-11-23
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission file number
September 30, 2004	0-26575

U.S. NEUROSURGICAL, INC. (Exact name of Registrant as specified in its charter)

Delaware	52-1842411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

2400 Research Blvd, Suite 325, Rockville, Maryland 20850 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301) 208-8998

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

YES |X|	NO |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004

Common Stock, $.01 par value	7,697,185 Shares

PART I FINANCIAL INFORMATION U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2004	December 31, 2003

	(unaudited)
Current assets:
Cash and cash equivalents	$474,000	$89,000
Accounts receivable	456,000	372,000
Accounts receivable-stockholder	114,000	96,000
Cash held in escrow	—	211,000
Other current assets	283,000	144,000

Total current assets	1,327,000	912,000

Gamma Knife (net of accumulated depreciation of
$6,960,000 in 2004 and $6,645,000 in 2003)	1,152,000	1,467,000
Leasehold improvements (net of accumulated
amortization of $1,532,000 in 2004 and $1,483,000 in 2003)	510,000	559,000
Office furniture and computers (net of accumulated
depreciation of 106,000 in 2004 and $105,000 in 2003)	1,000	2,000

Total property and equipment	1,663,000	2,028,000

Deferred tax asset	166,000	104,000
Cash held in escrow	106,000	106,000

TOTAL	$3,262,000	$3,150,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$170,000	$198,000
Obligations under capital leases
and loans payable- current portion	271,000	581,000
Due to stockholder	300,000	300,000
Deferred tax liability	242,000	150,000
Other current liabilities	102,000	42,000

Total current liabilities	1,085,000	1,271,000

Obligations under capital leases and loans payable
net of current portion	432,000	342,000
Asset retirement obligations	200,000	200,000

	1,717,000	1,813,000

Stockholders’ equity:
Common stock	77,000	79,000
Additional paid-in capital	2,793,000	2,808,000
Accumulated deficit	(1,325,000)	(1,533,000)
Treasury stock, at cost	—	(17,000)

Total stockholders’ equity	1,545,000	1,337,000

TOTAL	$3,262,000	$3,150,000

The accompanying notes to financial statements are an integral part hereof.
2

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2004	2003

Revenue:
Patient Revenue	$637,000	$490,000

Expenses:
Patient Expenses	151,000	261,000
Selling, General and Administrative	401,000	386,000

Total	552,000	647,000

Income (loss) from operations	85,000	(157,000)

Interest expense	(17,000)	(21,000)

Other income	1,000	—

Income (loss) before tax	69,000	(178,000)
Income tax benefit (provision)	25,000	68,000

Net (loss) income	$44,000	$(110,000)

Earnings per share	$.01	$(.01)

Proforma weighted average shares outstanding	7,776,606	7,841,185

The accompanying notes to financial statements are an integral part hereof.
3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2004	2003

Revenue:
Patient Revenue	$1,940,000	$1,875,000

Expenses:
Patient Expenses	484,000	724,000
Selling, General and Administrative	1,085,000	1,106,000

Total	1,569,000	1,830,000

Income from operations	371,000	45,000

Interest expense	(50,000)	(68,000)

Other income	25,000	1,000

Income (loss) before tax	346,000	(22,000)
Income tax benefit (provision)	138,000	6,000

Net income (loss) income	208,000	(16,000)

Earnings (loss) per share	$.03	$—

Proforma weighted average shares outstanding	7,806,137	7,841,185

The accompanying notes to financial statements are an integral part hereof.
4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30

	2004	2003

Cash flows from operating activities:
Net (loss) income	$208,000	(16,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization:	364,000	697,000
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(102,000)	59,000
(Increase) decrease in other current assets	(139,000)	55,000
Increase in deferred tax asset	(62,000)
Increase in payables and other current liabilities
And deferred tax liability	124,000	94,000

Net cash provided by operating activities	393,000	889,000

Cash flows from investing activities :
Property and equipment	—	(732,000)
Decrease in cash held in escrow	211,000	—

Net cash used in investing activities	211,000	(732,000)

Cash flows from financing activities:
Proceeds from loan	625,000	582,000
Repayment of note payable	(581,000)	(100,000)
Purchase of treasury stock	—	(8,000)
Payment of capital lease obligations	(263,000)	(610,000)

Net cash used in financing activities	(219,000)	(136,000)

Net increase (decrease) in cash and cash equivalents	385,000	21,000
Cash and cash equivalents - beginning of period	89,000	88,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$474,000	$109,000

Non Cash Investing and financing activities:

Payment of $100,000 directly from SMT Leasing to Elekta Instruments

Supplemental disclosures of cash flow information:
Cash paid for
Interest	50,000	68,000
Income Taxes	44,000	3,000

The accompanying notes to financial statements are an integral part hereof.
5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

                The accompanying financial statements at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

                Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the Company’s most recent annual financial statements.

                Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Note B – Treasury Stock

                During June 2004, the Company retired 204,000 shares of its Common Stock.

6

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

The following discussion and analysis provides information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003 and Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

                Patient revenue increased 30% to $637,000 in the quarter ended September 30, 2004 from $490,000 for the quarter ended September 30, 2003. The reason for the increase was due to increased revenue from NYU due to some prior period adjustments. Patient expenses decreased 42% to $151,000 from $261,000 in the same period from a year earlier primarily due to decreased depreciation on our gamma knives. Selling, general and administrative expense for the quarter ended September 30 increased 4% to $401,000 from $386,000 a year ago. The increase was primarily due to higher insurance costs. Interest expense decreased 19% to $17,000 from $21,000 in the same period a year earlier due to repayment of our leases on the Gamma Knife properties. As a result of increased revenue and decrease in expenses for the quarter ended September 30, 2004, net income was $44,000 as compared to a loss of $110,000 for the same period a year earlier.

                For the nine months ended September 30, revenue increased 3% to $1,940,000 from $1,875,000 in the same period a year earlier due to the same reasons as explained above. Patient expenses decreased 33% to $484,000 in 2004 from $724,000 in the same period in 2003. Selling, general and administrative expenses decreased 2% to $1,085,000 as compared to $1,106,000 in the same period, a year earlier. Interest expense decreased 26% to $50,000 from $68,000 in the same period a year ago. The decrease was due to repayment of our leases on the Gamma Knife properties. Net income was $208,000 for the nine months ended September 30, 2004 as compared to a loss of 16,000 for the nine months ended September 30, 2003, due to the increased revenue and lowered expenses noted above.

7

Liquidity and Capital Resources

                At September 30, 2004 the Company had a working capital surplus of $81,000 as compared to a deficit of $359,000 at December 31, 2003. Cash and cash equivalents at September 30, 2004 were $474,000 as compared with $89,000 at December 31, 2003. Net cash provided by operating activities was $483,000 for the nine months ended September 30, 2004 as compared with $898,000 for the same period, a year earlier. The decrease was due to decreased depreciation and amortization of its Gamma Knives. Depreciation and amortization was $364,000 for the nine month period ended September 30, 2004 and was 697,000 in the 2003 period. There was an increase in accounts receivable of $102,000 in 2004 compared to a decrease of $59,000 during the nine months ended September 30, 2003. There was an increase in other current assets of $139,000 as compared to a decrease of $55,000 in the same period last year. Accounts payable and accrued expenses increased $124,000 for the nine months ended September 30, 2004 as compared to $94,000 for the same period in 2003.

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

                Net cash used in financing activities was $219,000 for the nine months ended September 30, 2004 as compared to $136,000 for the same period a year ago. The Company paid $263,000 towards repayment of its capital lease obligations and notes payable for the nine months ended September 30, 2004 as compared to $610,000 in the same period in 2003. The Company also refinanced its obligations as stated in the preceding paragraph.

                The Company expects cash flow from operations and cash on hand to be sufficient to finance the business for the next twelve months.

Disclosure Regarding Forward Looking Statements

                The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will be,” “will continue,” “will likely result,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance iden tify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and USN is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

                USN operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operation; introduce on a timely basis new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how. USN’s actual results could differ materially from management’s expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                Investors should also be aware that while the company might, from time to time, communicate with securities analysts, it is against the company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of the company.

8

In addition, USN’s overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in USN’s plans, strategies and intentions

ITEM 4.      CONTROLS AND PROCEDURES

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

9

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NEUROSURGICAL, INC.

Date November 18, 2004	By	/s/ Alan Gold
—————————————
Alan Gold Director and President Chief Executive Officer

Date November 18, 2004	By	/s/ Howard Grunfeld
—————————————
Howard Grunfeld Chief Financial Officer
10