Form 10-Q/A
period 2004-09-30
US NEUROSURGICAL INC
filed 2004-11-24
CIK 1089815

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
5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

                This amendment on form 10Q is being filed in order to disclose that the enclosed financial statements for the period ending September 30, 2004 were not reviewed by our auditors, pursuant to Section 801 of Regulation S-X. The Company is working with its auditors to have the financial statements reviewed. The Company expects to file an amended 10Q containing the financial statements reviewed by its auditors as soon as possible.

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