Form 10-Q/A
period 2004-09-30
US NEUROSURGICAL INC
filed 2004-11-30
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                          YES |X|             NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at October 28, 2004
           -----                             -------------------------------
Common Stock, $.01 par value                        7,697,185 Shares

                                     PART I
                              FINANCIAL INFORMATION
                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                     September 30,     December 31,
                                                                          2004             2003
                                                                          ----             ----
                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                        $  474,000        $   89,000
     Accounts receivable                                                 456,000           372,000
     Accounts receivable-stockholder                                     114,000            96,000
     Cash held in escrow                                                      --           211,000
     Other current assets                                                283,000           144,000
                                                                      ----------        ----------
         Total current assets                                          1,327,000           912,000
                                                                      ----------        ----------

Gamma Knife (net of accumulated depreciation of
     $6,960,000 in 2004 and $6,645,000 in 2003)                        1,152,000         1,467,000
Leasehold improvements (net of accumulated
      amortization of $1,532,000 in 2004 and $1,483,000 in 2003)         510,000           559,000
Office furniture and computers (net of accumulated
     depreciation of 106,000 in 2004 and $105,000 in 2003)                 1,000             2,000
                                                                      ----------        ----------
         Total property and equipment                                  1,663,000         2,028,000
                                                                      ----------        ----------

Deferred tax asset                                                       166,000           104,000
Cash held in escrow                                                      106,000           106,000
                                                                      ----------        ----------

         TOTAL                                                        $3,262,000        $3,150,000
                                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                            $  170,000        $  198,000
     Obligations under capital leases
      and loans payable- current portion                                 271,000           581,000
     Due to stockholder                                                  300,000           300,000
     Deferred tax liability                                              242,000           150,000
     Other current liabilities                                           102,000            42,000
                                                                      ----------        ----------
         Total current liabilities                                     1,085,000         1,271,000

Obligations under capital leases and loans payable
     net of current portion                                              432,000           342,000
Asset retirement obligations                                             200,000           200,000

                                                                       1,717,000         1,813,000
                                                                      ----------        ----------

Stockholders' equity:
     Common stock                                                         77,000            79,000
     Additional paid-in capital                                        2,793,000         2,808,000
     Accumulated deficit                                              (1,325,000)       (1,533,000)
     Treasury stock, at cost                                                  --           (17,000)
                                                                      ----------        ----------
         Total stockholders' equity                                    1,545,000         1,337,000
                                                                      ----------        ----------

         TOTAL                                                        $3,262,000        $3,150,000
                                                                      ==========        ==========

  The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                          -------------

                                                      2004              2003
                                                      ----              ----

Revenue:
      Patient Revenue                             $   637,000       $   490,000
                                                  -----------       -----------

Expenses:
     Patient Expenses                                 151,000           261,000
     Selling, General and Administrative              401,000           386,000
                                                  -----------       -----------
         Total                                        552,000           647,000
                                                  -----------       -----------

Income (loss) from operations                          85,000          (157,000)

Interest expense                                      (17,000)          (21,000)

Other income                                            1,000                --
                                                  -----------       -----------

Income (loss) before tax                               69,000          (178,000)
Income tax benefit (provision)                        (25,000)           68,000
                                                  -----------       -----------

Net (loss) income                                 $    44,000       $  (110,000)
                                                  ===========       ===========

Earnings per share                                $       .01       $      (.01)
                                                  ===========       ===========

Proforma weighted average shares outstanding        7,776,606         7,841,185

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                          -------------

                                                      2004              2003
                                                      ----              ----

Revenue:
      Patient Revenue                             $ 1,940,000       $ 1,875,000
                                                  -----------       -----------

Expenses:
     Patient Expenses                                 484,000           724,000
     Selling, General and Administrative            1,085,000         1,106,000
                                                  -----------       -----------
     Total                                          1,569,000         1,830,000
                                                  -----------       -----------

Income from operations                                371,000            45,000

Interest expense                                      (50,000)          (68,000)

Other income                                           25,000             1,000
                                                  -----------       -----------

Income (loss) before tax                              346,000           (22,000)
Income tax benefit (provision)                        138,000             6,000
                                                  -----------       -----------

Net income (loss) income                              208,000           (16,000)
                                                  ===========       ===========

Earnings (loss) per share                         $       .03       $        --
                                                  ===========       ===========

Proforma weighted average shares outstanding        7,806,137         7,841,185

   The accompanying notes to financial statements are an integral part hereof.

                     U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                        ------------

                                                                                    2004            2003
                                                                                    ----            ----
Cash flows from operating activities:
         Net (loss) income                                                       $ 208,000         (16,000)
         Adjustments to reconcile net (loss) income to net cash provided by operating activities:
              Depreciation and amortization:                                       364,000         697,000
              Changes in operating assets and liabilities:
                  (Increase) decrease in receivables                              (102,000)         59,000
                  (Increase) decrease in other current assets                     (139,000)         55,000
                  Increase in deferred tax asset                                   (62,000)
                  Increase in payables and other current liabilities
                      And deferred tax liability                                   124,000          94,000
                                                                                 ---------       ---------
                      Net cash provided by operating activities                    393,000         889,000
                                                                                 ---------       ---------

Cash flows from investing activities :
                  Property and equipment                                                --        (732,000)
                  Decrease in cash held in escrow                                  211,000              --
                                                                                 ---------       ---------
                               Net cash used in investing activities               211,000        (732,000)
                                                                                 ---------

Cash flows from financing activities:
         Proceeds from loan                                                        625,000         582,000
         Repayment of note payable                                                (581,000)       (100,000)
         Purchase of treasury stock                                                     --          (8,000)
         Payment of capital lease obligations                                     (263,000)       (610,000)
                                                                                 ---------       ---------
Net cash used in financing activities                                             (219,000)       (136,000)
                                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents                               385,000          21,000
Cash and cash equivalents - beginning of period                                     89,000          88,000
                                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 474,000       $ 109,000
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

      For the nine months ended September 30, revenue increased 3% to $1,940,000 from $1,875,000 in the same period a year earlier due to the same reasons as explained above. Patient expenses decreased 33% to $484,000 in 2004 from $724,000 in the same period in 2003. Selling, general and administrative expenses decreased 2% to $1,085,000 as compared to $1,106,000 in the same period, a year earlier. Interest expense decreased 27% to $50,000 from $68,000 in the same period a year ago. The decrease was due to repayment of our leases on the Gamma Knife properties. Net income was $208,000 for the nine months ended September 30, 2004 as compared to a loss of 16,000 for the nine months ended September 30, 2003, due to the increased revenue and lowered expenses noted above.

Liquidity and Capital Resources

      At September 30, 2004 the Company had a working capital surplus of $242,000 as compared to a deficit of $359,000 at December 31, 2003. Cash and cash equivalents at September 30, 2004 were $474,000 as compared with $89,000 at December 31, 2003. Net cash provided by operating activities was $393,000 for the nine months ended September 30, 2004 as compared with $889,000 for the same period, a year earlier. The decrease was due to decreased depreciation and amortization of its Gamma Knives. Depreciation and amortization was $364,000 for the nine month period ended September 30, 2004 and was 697,000 in the 2003 period. There was an increase in accounts receivable of $102,000 in 2004 compared to a decrease of $59,000 during the nine months ended September 30, 2003. There was an increase in other current assets of $139,000 as compared to a decrease of $55,000 in the same period last year. Accounts payable and accrued expenses increased $124,000 for the nine months ended September 30, 2004 as compared to $94,000 for the same period in 2003.

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

                                               U.S. NEUROSURGICAL, INC.


Date November 18, 2004                         By  /s/ Alan Gold
     -----------------                           -------------------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive Officer


Date November 18, 2004                         By  /s/ Howard Grunfeld
    ------------------                           -------------------------------
                                                   Howard Grunfeld
                                                   Chief Financial Officer