Form 10-K
period 2004-12-31
US NEUROSURGICAL INC
filed 2005-04-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No.
December 31, 2004	0-26575

U.S. NEUROSURGICAL, INC. (Exact name of Registrant as specified in its charter)

Delaware	52-1842411
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland	20850
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (301) 208-8998

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

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

YES ☒	NO ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

                The aggregate market value of Registrant’s Common Stock held by non-affiliates was approximately $150,000 on March 15, 2005, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

                The number of shares of Registrant’s Common Stock, par value $.01 per share, outstanding as of March 15, 2005, was 7,697,185.

Part I

ITEM 1.	BUSINESS

                U.S. Neurosurgical, Inc. (USN) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (Gamma Knife). As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “USN.” means U.S.Neurosurgical, Inc. and its subsidiary, U.S. Neurosurgical Physics, Inc.. The Company, a Delaware corporation, was formed in July 1993. The Company’s executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

                Disclosure Regarding Forward Looking Statements

                Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company’s payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation; and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company filings with the Securities and Exchange Commission (SEC) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

U. S. NeuroSurgical, Inc.

General

                 USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas

City, Missouri, and one on the premises of New York University Medical Center (NYU) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife Centers. USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

                USN’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities if it were to explore opening additional centers. USN believes that, as of December 31, 2004, there were approximately 100 Gamma Knife treatment centers in the United States of America.

                Through September 9, 1999, USN was a wholly owned subsidiary of GHS, Inc (“GHS”). Effective on September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS ( the “Spinoff”).

Gamma Knife Technology

                The Leksell Gamma Knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery. The Gamma Knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity. The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient’s skull. The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter). Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

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

                USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Hospital Corporation of America (HCA). USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN’s facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2004, 2003 and 2002, USN derived revenues from the RMC center of approximately $1,153,000, $1,449,000 and $1,473,000 respectively, as a result of 111, 117 and 131 procedures performed, respectively, during such periods.

                USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the Cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankcruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. The Company refinanced the lease with SMT Leasing in April 2004. During November 2002 the Company extended the term of its agreement with NYU until 2010. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN/ NYU provides the medical and technical staff to operate the facility. For the years ended December 31, 2004, 2003, and 2002, USN derived revenues from the NYU center of approximately $1,250,000, $995,000 and $1,166,000, respectively, as a result of 162, 131 and 150 procedures performed, respectively, during such periods. The reimbursement for the procedures has remained consistent the past two years. We expect reimbursement to remain about the same in the next year.

                  In August 2003 USN commenced payment on a $750,000 lease for the NYU cobalt reload, that was originally thought to be fully funded by DVI, Inc. In August after making the first payment of $21,584 on August 10, 2003 USN found that DVI, Inc. had failed to make the final 2 payments to Elekta that amounted to $150,000. On August 15, 2003 DVI, Inc. filed for protrection under Chapter 11 of the U.S. Bankcruptcy Code seeking to reorganize. In September 2003 and the months after, the Company made lease payments into an escrow account controlled by counsel while it negotiated a resolution to the shortfall created by DVI. The new financing was for approximately $728,000 that will be payable over 36 months at $23,000 per month beginning in April 2004.

Risk Factors:

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

                In the future, the Company may establish additional Gamma Knife centers. Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (CON) before they can acquire a significant piece of medical equipment. Should the Company enter into future ventures such “need” will be demonstrable, but it can have no assurance that Certificates of Need will be granted.

                In addition, the Nuclear Regulatory Commission (NRC) must issue a permit to USN to permit loading the COBALT at each Gamma Knife site. While the Company believes that it can obtain a NRC permit for each Gamma Knife machine, there is no assurance that it will.

Liability Insurance

                Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN’s professional medical liability and general liability policies have limits of $2 million each and USN has also purchased an excess coverage policy providing an additional $8 million of insurance coverage. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

Competition

                The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future Gamma Knife centers. There are other companies that provide the Gamma Knife on a “cost per treatment basis”. In the past two years a new technology called CyberKnife has also entered into the noninvasive market. In addition, larger hospitals may be expected to install Gamma Knife or competing technologies as part of their regular inpatient services. Virtually all of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times. The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own Gamma Knife centers.

Gamma Knife Supply and Servicing

                Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers. During 2004, the Company entered into an agreement to upgrade to a new Gamma Knife at RMC. After the trade in of the older unit the cost will be approximately $2,500,000. Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment. As part of the purchase of the Gamma Knife devices from Elekta, USN entered into purchase and maintenance agreements pursuant to which Elekta provides USN with ongoing maintenance, repairs and software upgrades for the RMC and NYU Gamma knives at an aggregate cost of $145,000 per year. Any interruption in the supply or services from Elekta would adversely affect USN’s ability to maintain its Gamma Knife treatment centers.

Gamma Knife Financing

                  The Gamma Knife is an expensive piece of equipment presently costing approximately $3,800,000. Therefore, the Company’s development of new Gamma Knife centers is dependent on its ability to secure favorable financing. The cobalt at the NYU facility was reloaded in August 2003 and the costs were approximately $800,000, which were partially financed. The payments are for $23,000 per month until March 2007. In May 2003 the Company borrowed $137,000 to fund its short term obligations. The term of the loan is 40 months and carries an interest rate of 8.5% and has a monthly payment of $3,960.

New Technology/Possible Obsolescence

                Gamma Knife technology may be subject to technological change. Consequently, the Company will have to rely on the Gamma Knife’s manufacturer, Elekta, to introduce improvements or upgrades in order to keep pace with technological change. Any such improvements or upgrades which the Company may be required to introduce will require additional financing. In addition, newly developed techniques and devices for performing brain surgery may render the Gamma Knife less competitive or obsolete.

Employees

                U.S. Neurosurgical, Inc. has five full-time employees and one part-time employee. Of these employees, three are engaged in sales and marketing, one is a physicist, and two are in administration and office support.

ITEM 2.	PROPERTIES

                The Company’s base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $40,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. Rent is deducted up front in the fee paid to USN for the use of the Gamma Knife. USN’s agreements with RMC expire in September 2015 and there are no renewal options. USN’s agreement with NYU was extended this year and now expires in June 2010.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
10

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

                The Company’s Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2003 through December 31, 2004.

Period	High Bid	Low Bid

January 1 – March 31, 2003	.10	.05
April 1 - June 30, 2003	.12	.07
July 1 – September 30, 2003	.17	.08
October 1 – December 31, 2003	.13	.08
January 1 – March 31, 2004	.11	.09
April 1 - June 30, 2004	.11	.09
July 1 – September 30, 2004	.13	.09
October 1 – December 31, 2004	.17	.09

                The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                As of March 15, 2005, there were approximately 400 holders of record of the Company’s Common Stock.

                To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2000 through 2004. The latest financial statements of the Company are included in Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

Year Ended December 31, (in thousands, except per share amounts)

	2004	2003	2002	2001	2000
Operating Revenue	$2,403	$2,444	$2,639	$2,573	$2,575
Expenses:
Patient expense	780	820	930	1133	1,125
General and administrative	1384	1411	1386	1282	1,338
Interest expense	59	86	163	277	318

Net Income (loss)	123	61	98	120	(17)
Basic and diluted Income per common share	$0.02	$0.01	$0.01	$0.02	$0.00

			December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$511	$89	$88	$311	$286
Total assets	4,201	3,150	2,963	3,795	4,856
Long-term obligations	1,652	542	101	1,005	2,168
Stockholders equity (deficiency)	1,464	1,337	1,368	1,279	1,131
12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

2004 Compared to 2003

                     Patient revenue decreased 2% to $2,403,000 in 2004 compared to $2,444,000 in 2003. Patient expenses decreased 5% to $780,000 in 2004 from $820,000 in 2003. S,G & A decreased 2% to $1,384,000 in 2004 from $1,411,000 in 2003. Income from operations was $239,000 in 2004 compared to $213,000 in 2003. Interest expense declined 31% to $59,000 in 2004 from $86,000 in 2003. This was due to the paydown of principal on the Gamma Knife cobalt lease. In 2005, interest expense will increase due to the replacement of the Kansas City Gamma Knife with a newer model. As a result of the above, net income was $123,000 compared to $61,000 in 2003. The trends of the recent past lead us to believe that reimbursement will continue to remain at current levels.

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

                Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a net increase in accumulated deficit of $84,000 as the cumulative effect of a change in accounting principles during the year ended December 31, 2003. Application of the provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for the year ended December 31, 2002. If the Company had adopted this standard effective January 1, 2003, total assets, liabilities and accumulated deficit at the end of each of the first three quarters would have increased by $120,000, $200,000 and $80,000, respectively. In addition, amortization expense would be $1,000 higher in each of the first three quarters of 2003.

Liquidity and Capital Resources

                 At December 31, 2004 the Company had a working capital surplus of $86,000 as compared to a working capital deficit of $359,000 at December 31, 2003. Cash and cash equivalents at December 31, 2003 were $511,000 as compared to $89,000 at December 31, 2003. Net cash provided by operating activities was $497,000 as compared with $992,000 for the same period a year earlier. Depreciation and amortization was $566,000 as compared to $779,000 in 2003. Accounts receivable increased $32,000 during the year as compared to an decrease of $142,000 in 2003. Accounts payable decreased by $159,000 during 2004 as compared to $21,000 in 2003. The Company paid its outstanding obligation of $100,000 with Elekta during 2004

                Net cash used in investing activities for the year ended 2004 was $1,071,000 as compared to $1,014,000 in the year ago period. The Company has made progress payments for $1,282,000 towards its new Gamma Knife and also resolved the $211,000 in escrow to pay its debt obligations.

                Net cash used in financing activites for the year ended December 31, 2004 was $996,000 as compared to $23,000 in 2003. The Company paid $1,014,000 towards its capital leases in 2004 as compared to $688,000 in 2003. The Company borrowed $2,010,000 for progress capital and cobalt reload purposes during 2004. The Company also retired 205,000 shares in 2004.

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

Asset retirement obligations:

In June 2001, the Financial Accounting Standards Board (“FASB”), issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”) effective for the fiscal years beginning after June 15, 2002. Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based the estimated fair value of such liabilities. The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

	Quarter Ended
2004	31-Mar	30-Jun	30-Sep	31-Dec		Year

Revenue	529	774	637		463	$2,403
Income (Loss) from operations	40	246	85		(132)	239
Net Income (loss)	33	131	44		(85)	123
Basic and diluted Income per common share	$0.00	$0.02	$0.01	-$	0.01	$0.02

2003	31-Mar	30-Jun		30-Sep		31-Dec	Year

Revenue	835		550		490	569	$2,444
Income (Loss) from operations	257		(54)		(157)	167	213
Net Income (loss)	136		(41)		(110)	76	61
Basic and diluted Income per common share	$0.02	-$	0.01	-$	0.01	$0.01	$0.01

2002	31-Mar	30-Jun	30-Sep	31-Dec	Year

Revenue	746	638	660	595	$2,639
Income (Loss) from operations	196	69	64	(6)	323
Net Income (loss)	84	15	19	(20)	98
Basic and diluted Income per common share	$0.01	$0.00	$0.00	$0.00	$0.01

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
16

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	60	President & Chairman
William F. Leimkuhler	53	Director
Charles H. Merriman, III	70	Director
Howard Grunfeld	44	Vice President—Finance, Treasurer
Susan Greenwald	59	Vice President and Secretary

                Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold, 60, was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

                William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler, 53, is currently the Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until

October 1999,  he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

                Charles H. Merriman, III has served as a director of USN since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr Merriman, 70, Mr. Merriman retired at the close of the year 2001 from service as Senior Vice President and Managing Director of BB&T Capital Markets (“BB&T”), an investment banking enterprise, where he was employed in various capacities since 1972 by BB&T and its predecessor. Mr. Merriman has extensive knowledge of USN’s primary focus on healthcare and technology.

                Howard Grunfeld has served as Treasurer of USN since 1993. He was the Controller of GHS from 1990 until May 1999. Mr Grunfeld, 44, was appointed Vice President Finance and Chief Financial Officer of USN in May 1999. Mr Grunfeld served as the Controller of Global Health Systems from 1990 through July 1997. From July 1997 through February 1998, Mr Grunfeld was an employee of Health Management Systems, Inc.

                Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald, 59, was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

                Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2004, the Board of Directors held three meetings, which were attended by all incumbent directors. The Company does have a standing audit committee, but does not have a nominating or compensation committee.

                Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

                Section 16 (a) Beneficial Ownership Reporting Compliance

                Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2004, all filing requirements applicable to its officers and directors were complied with by such individuals.

ITEM 11	EXECUTIVE COMPENSATION

The information below sets forth the compensation for the year ended December 31, 2004, 2003, and 2002, for the Chief Executive Officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary($)

Alan Gold	2004	$300,000
President & Director	2003	$300,000
	2002	$300,000
19

The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth, as of March 15, 2005, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Alan Gold (2)	1,140,246	14.5%
2400 Research Blvd.
Rockville, MD 20850

Howard Grunfeld	155,900	2.0%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,688,000	34.2%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,847,000	23.4%
711 Fifth Avenue
New York, NY 10022

All Directors and Officers of USN	1,526,818	19.5%
as a group (2) (four persons)

__________________

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.
20

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,847,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.
21

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                In 1993, pursuant to an agreement (the “USN Agreement”) between the Company and A. Hyman Kirshenbaum, M.D. (“Kirshenbaum”) and Jerry Brown, Ph.D (“Brown”), the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company’s Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

                In June 1997, the Company instituted an action (the “Declaratory Action”) in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown’s and Kirshenbaum’s 20% interest in USN for $38,781.40 was fair and equitable. In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, USN, Alan Gold and Allen & Co. Incorporated, a significant stockholder of GHS, citing various claims including causes of action for breach of contract and fraud. USN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship.

                In addition to the above described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claims to be an improper termination from USN.

                On May 25, 1999, the parties to the above-described actions settled all of above described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold, and Allen & Company. As part of the closing of such settlement, GHS delivered $200,000 in cash and 68,688 additional shares of GHS common stock to Brown and Kirshenbaum. In addition,

22

USN delivered to Brown and Kirshenbaum promissory notes (the “Settlement Notes”) in the aggreagate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing.The final payment was made in May 2003. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

                As consideration for financial advisory services rendered by Allen & Company Incorporated (“Allen”) to GHS in connection with GHS’s acquisition of ChangeYourLife.com, LLC and Concept Development Inc. on May 27, 1999, GHS agreed to pay Allen a financial advisory fee of $400,000, payable in installments of $100,000 on each of August 1, 1999, August 1, 2000, September 1, 2000 and October 1, 2000. As a result of the Assignment and Assumption Agreement entered into between GHS and USN in connection with USN’s Spinoff from GHS, USN will be solely responsible for the payment of such fees because such fees relate to events occurring prior to May 27, 1999. Allen is a significant shareholder of the Company.

Item 14. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of USN’s “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, the CEO and CFO have concluded that as of such date our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

(b)
Changes in Internal Controls. Subsequent to the completion of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

23

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed
as part of this report:
Page No.
Consolidated Financial Statements of the Company
Report of Independent Registered Public Accounting Firm	F-2,3
Balance Sheets as of December 31, 2004 and 2003	F-4
Statements of Operations for the years ended
December 31, 2004, 2003, and 2002.	F-5
Statements of Changes in Stockholders’ Equity
for the period January 1, 2002 through
December 31, 2004	F-6
Statements of Cash Flows for the year ended
December 31, 2004, 2003, and 2002.	F-7
Notes to Financial Statements	F-8

                            All schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

 (b)          Reports on Form 8-K

December 16, 2004

Notice of change in certifying public accountant

Exhibits

(a)	Form of Amended and Restated Certificate of Incorporation of U.S. Neurosurgical, Inc. (“USN”) (1)

(b)	Form of Amended and Restated Bylaws of USN (1)

(c)	Form of Stock Certificate of Common Stock (1)

(d)	Distribution Agreement dated May 27, 1999 between GHS, Inc. (“GHS”) and USN (1)

(e)	Tax Matters Agreement dated May 27,1999 betwwen GHS and USN (1)
24

(f)	Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (1)

(g)	Employment Agreement dated December 14,1984 betwwen USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS’s Registration Statement No. 33-4532-W on form S-18)

(h)
Gamma Knife Neuroradiosurgery Equipment Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to Exhibit 10h to GHS’s Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

(i)
Ground Lease Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to Exhibit 10j to GHS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

(j)	LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and USN (incorporated by reference to Exhibit 10k to GHS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

(k)	Agreement dated December 29, 1993 between USN and Elekta Instruments, Inc. (incorporated by reference to 10o to GHS’s 1994 Annual Report on Form 10-K).

(l)	Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS’s 1997 Annual Report on form 10-K).

(m)	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(n)	Gamma Knife Neuroradiosurgery Equipment dated as of November 26, 1996 betwwen New York University on behalf of New York University Medical Center and USN. (1)

(o)	List of Subsidiaries (1)

(1)	Previously filed as an exhibit to the Form 10. Registration Statement of USN filed with the SEC on August 25, 1999.
25

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     April 7, 2005

U.S. Neurosurgical, Inc.
(Registrant)

By	/s/ Alan Gold
————————————————
Alan Gold
President and Chief Executive Officer

By	/s/ Howard Grunfeld
————————————————
Howard Grunfeld
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 7, 2005	/s/ Alan Gold
————————————
Alan Gold
President and Director
(Chief Executive Officer)

April 7, 2005	/s/ William F. Leimkuhler
————————————
William F. Leimkuhler
Director

April 7, 2005	/s/ Charles H. Merriman III
————————————
Charles H. Merriman III
Director
26

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of US NeuroSurgical, Inc. & subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2003, and for each of the two years in the period ended, were audited by other auditors whose report dated February 4, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of US NeuroSurgical, Inc. & subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with United States generally accepted accounting principles.

Goodman and Company, LLP
Rockville, Maryland
January 28, 2005

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of US NeuroSurgical, Inc. & subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of US NeuroSurgical, Inc. & subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003, and 2002 in conformity with U.S. generally accepted accounting principles.

Eisner LLP
New York, New York
February 4, 2004

F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$511,000	$89,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2004 and 2003)	404,000	372,000
Accounts receivable - stockholder	57,000	96,000
Other current assets	199,000	144,000
Cash held in escrow	—	211,000

Total current assets	1,171,000	912,000

Property and equipment:
Gamma Knives (net of accumulated depreciation of $7,147,000 in 2004 and $6,645,000 in 2003)	965,000	1,467,000
Leasehold improvements (net of accumulated amortization of $1,545,000 in 2004 and $1,483,000 in 2003)	497,000	559,000
Office furniture and computers (net of accumulated depreciation of $107,000 in 2004 and $105,000 in 2003)	—	2,000

	1,462,000	2,028,000

Progress payments - RMC Gamma Knife	1,282,000	—
Cash held in escrow	106,000	106,000
Deferred tax asset	180,000	104,000

	$4,201,000	$3,150,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$39,000	$198,000
Obligations under capital leases and loans payable - current portion	467,000	581,000
Due to stockholder	300,000	300,000
Deferred tax liability	240,000	150,000
Other current liabilities	39,000	42,000

Total current liabilities	1,085,000	1,271,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	1,452,000	342,000

Total liabilities	2,737,000	1,813,000

Commitments, litigation and other matters (Notes A[10], C, E and H)

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,697,185 shares issued at December 31, 2004 and 7,866,185 at December 31, 2003	77,000	79,000
Additional paid-in capital	2,797,000	2,808,000
Accumulated deficit	(1,410,000)	(1,533,000)
Treasury stock, at cost, 204,000 shares in 2003	—	(17,000)

	1,464,000	1,337,000

	$4,201,000	$3,150,000

See notes to consolidated financial statements
F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Revenue (Notes B and C)	$2,403,000	$2,444,000	$2,639,000

Costs and expenses:
Patient expenses	780,000	820,000	930,000
Selling, general and administrative	1,384,000	1,411,000	1,386,000

	2,164,000	2,231,000	2,316,000

Income from operations	239,000	213,000	323,000

Interest expense	(59,000)	(86,000)	(163,000)
Interest income	3,000	1,000	3,000

	(56,000)	(85,000)	(160,000)

Income before income taxes	183,000	128,000	163,000
Provision for income tax	(60,000)	(67,000)	(65,000)

Net income	$123,000	$61,000	$98,000

Basic and diluted net income per share:
Net income	$0.02	$0.01	$0.01

Weighted average common shares outstanding	7,767,100	7,791,555	7,796,645

See notes to consolidated financial statements
F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total

Balance - January 1, 2002	7,866,185	$79,000	$2,808,000	$(1,608,000)	—	$—	$1,279,000
Purchase of 114,000 shares of treasury stock	—	—	—	—	(114,000)	(9,000)	(9,000)
Net income for the year ended December 31, 2002	—	—	—	98,000	—	—	98,000

Balance - December 31, 2002	7,866,185	79,000	2,808,000	(1,510,000)	(114,000)	(9,000)	1,368,000
Cumulative effect of change in accounting principle, Net of applicable income tax of $56,000	—	—	—	(84,000)	—	—	(84,000)
Purchase of 90,000 shares of treasury stock	—	—	—	—	(90,000)	(8,000)	(8,000)
Net income for the year ended December 31, 2003	—	—	—	61,000	—	—	61,000

Balance - December 31, 2003	7,866,185	79,000	2,808,000	(1,533,000)	(204,000)	(17,000)	1,337,000
Retirement of treasury stock	(204,000)	(2,000)	(15,000)	—	204,000	17,000	—
Issuance of common stock as compensation	35,000	—	4,000	—	—	—	4,000
Net income for the year ended December 31, 2004	—	—	—	123,000	—	—	123,000

Balance - December 31, 2004	$7,697,185	$77,000	$2,797,000	$(1,410,000)	$—	$—	$1,464,000

See notes to consolidated financial statements
F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$123,000	$61,000	$98,000
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of stock as compensation	4,000	—	—
Depreciation and amortization	566,000	779,000	912,000
Deferred income tax provision	14,000	41,000	33,000
Changes in:
Accounts receivable	(32,000)	142,000	(113,000)
Accounts receivable - stockholder	39,000	13,000	(79,000)
Other current assets	(55,000)	(26,000)	(65,000)
Accounts payable and accrued expenses	(159,000)	(21,000)	(33,000)
Other current liabilities	(3,000)	3,000	(20,000)

Net cash provided by operating activities	497,000	992,000	733,000

Cash flows from investing activities:
Property and equipment	—	(803,000)	—
Progress payments - RMC Gamma Knife	(1,282,000)	—	—
Decrease (increase) in cash held in escrow	211,000	(211,000)	(1,000)

Net cash used in investing activities	(1,071,000)	(1,014,000)	(1,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(1,014,000)	(688,000)	(946,000)
Cash received on financing of equipment	2,010,000	719,000	—
Purchase of treasury stock	—	(8,000)	(9,000)

Net cash used in financing activities	996,000	23,000	(955,000)

Net change in cash and cash equivalents	422,000	1,000	(223,000)
Cash and cash equivalents - beginning of year	89,000	88,000	311,000

Cash and cash equivalents - end of year	$511,000	$89,000	$88,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$59,000	$86,000	$158,000
Income taxes	$44,000	$—	$164,000

Supplemental disclosures of noncash activities:
Issuance of stock as compensation	$4,000	$—	$—

See notes to consolidated financial statements
F-7

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]	Basis of preparation:

U.S. NeuroSurgical, Inc. (“USN”) owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. (“USNP”) administers the billing and collection of the fees charged by the physicist who operates the Kansas City gamma knife. USN and USNP are collectively referred to herein as the Company. The Company was a wholly owned subsidiary of GHS, Inc. (“GHS”), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to USN. On May 20, 1999 the Board of Directors of USN authorized a stock split of USN’s common stock which resulted in the number of outstanding shares of USN common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute and the Company did distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, USN became a publicly held company.

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life or the life of the leases. Office furniture and computers are being depreciated on a straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $566,000, $779,000 and $912,000, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]	Earnings per share

Earnings per share are computed by dividing earnings available to common shareholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2004, 2003 and 2002 and, therefore, no potential dilution for the periods presented.

[8]	Advertising costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

[9]	Bad debts

The Company evaluates each of their accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses.

[10]	Estimates and assumptions:

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

[11]	Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2004 and 2003 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2004 and 2003.

[12]	Asset retirement obligations:

In June 2001, the Financial Accounting Standards Board (“FASB”), issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FAS143”) effective for the fiscal years beginning after June 15, 2002. Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated fair value of such liabilities. The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

[13]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[14]	Recently issued accounting pronouncements:

The FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s residual returns, or both. FIN 46R became effective for variable interest entities created after

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

January 31, 2003, and had no effect on the Company’s financial position as of December 31, 2004 and 2003, and its results of operations for the years then ended.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Compensation” which requires the recognition of costs resulting from transactions involving the acquisition of goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and nonemployees. This standard replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005, except for public entities filing as small business issuers. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or reporting period that begins after December 15, 2005. In addition, compensation costs for the unvested portion of awards, issued prior to and outstanding as of June 15, 2005, would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. The Company does not currently have a stock compensation plan.

In December 2004, the FASB issued Statement No, 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The potential effect of Statement No. 153 on the financial statements is currently being considered.

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER (“RMC”)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the “equipment agreement”) with RMC, a stockholder of the Company for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the “facility”) in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the “equipment”) to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC’s fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month’s average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2004 and 2003, the escrow account balance was $106,000. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company had patient revenue from RMC in the amounts of $1,153,000, $1,449,000 and $1,473,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER (“RMC”) (CONTINUED)

The Company has agreed to purchase a new Gamma Knife for $2,136,000 to replace the existing equipment. At December 31, 2004 the Company paid the Gamma Knife manufacturer progress payments of $1,282,000 representing 60 percent of its agreed upon purchase price. The Company expects to complete the installation and begin operations in April 2005.

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

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (“NYU”)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (“NYU agreement”) with NYU for a period of seven years (“the term”), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company had patient revenue from NYU in the amounts of $1,250,000, $995,000 and $1,166,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During November 2002, USN and NYU agreed to an early renewal of the NYU agreement and an early reload of the cobalt contained in the Gamma Knife Equipment. The reload process was completed in the summer of 2003 at a cost of $803,000. The NYU agreement has been extended from December 2004 and now expires June 2010. In addition, the fee structure under the amendment has changed, effective December 1, 2004, to provide for a payment to USN of a flat fee for each patient procedure performed.

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

USN acquired its first Gamma Knife (Knife 1) from Elekta Instruments (Elekta) for $2,900,000 under a capital lease. The Company refinanced the lease with DVI Financial Services, Inc. (DVI) under a 39-month capital lease with an implicit interest rate of approximately 10.4%. The lease obligation has been satisfied.

On December 6, 1994, USN entered into an additional agreement with Elekta to acquire a second Gamma Knife (Knife 2) for $2,900,000 which was also financed by DVI pursuant to a capital lease obligation. The lease terms provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty-month Treasury Note rate, as defined in the agreement. The lease obligation has been satisfied.

During 2000, USN entered into two, three-year loan agreements with DVI in the amounts of $625,000 and $194,000 to finance the removal and reinstallation of the supply of cobalt at RMC. The loans bear interest at 10.7% per annum and are collateralized by the Gamma Knife at RMC. These loans have been repaid.

During July 2003, USN entered into a 30-month lease agreement with DVI to finance the removal and reinstallation of the supply of cobalt at NYU. The loan bears interest at 8.5% and is collateralized by the Gamma Knife at NYU. The lease obligation has been satisfied.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

During May 2003, USN entered into a forty-month agreement with DVI in the amount of $137,000. The loan bears interest at 9.208% per annum and is collateralized by the Gamma Knife at RMC. This loan has been repaid.

On May 22, 2001, USN entered into a forty-month loan agreement with DVI or its successor in the amount of $200,000. The loan bears interest at 9.479% and is collateralized by the Gamma Knife at RMC.

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was originally thought to be fully funded by DVI. Also in August 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code and it was determined that DVI had failed to make payments of $150,000 to the cobalt vendor, Elekta. Commencing September 2003, the Company made all loan and lease payments, then owed to DVI or its successor, into an escrow account held by the Company’s attorney and commenced negotiations for a resolution to the underfunding of the payments to Elekta. During February 2004, the Company paid $50,000 of the amount owed to Elekta. The Company released the escrowed amounts to DVI or its successor in payment of all loan and lease obligations through March 15, 2004 and reached an agreement that the amount owed to DVI or its successor for the NYU cobalt reload was equal to $560,000 representing the amount funded by DVI of $582,000 reduced by a payment made by USN during August 2003. In April 2004, the Company refinanced the lease for an amount of $728,000 which was used to repay $560,000 owed to DVI or its successor, to pay the remaining $100,000 plus sales tax owed to Elekta and to refund $50,000 to the Company for the payment made to Elekta during February 2004. The agreement with SMT Leasing requires 36 monthly payments of $23,107, bears interest at 8.883% and is collateralized by the Gamma Knife at NYU.

In 2004, the Company has purchased a replacement Gamma Knife (Knife 3) at the RMC site and has financed this purchase with a capital lease arrangement with SMT Leasing. The lease agreement provides that any progress payments made to the Gamma Knife manufacturer bear interest at the 60 day U.S. Treasury note rate, with interest only payments every 30 days until installation is completed and accepted. Upon equipment acceptance, the lease obligation repayment begins. Such lease terms require 72 monthly payments of $37,869, at an implicit interest rate of 8.4%.

The obligations under the capital leases and loans payable are as follows:

	December 31,

	2004	2003

Capital leases - Gamma Knife	$1,845,000	$756,000
Loans payable - leasehold improvements	74,000	167,000

	1,919,000	923,000
Less current portion	(467,000)	(581,000)

	$1,452,000	$342,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED) Future payments as of December 31, 2004 on the equipment leases and loans are as follows:

Year Ending December 31,

2005	$529,000
2006	585,000
2007	365,000
2008	273,000
2009	273,000
2010 and thereafter	341,000

2,366,000
Less interest	(447,000)

Present value of net minimum obligation	$1,919,000

The above schedule of minimum lease payments only provides for repayment of the RMC Gamma Knife progress payments funded by SMT Leasing through December 31, 2004. When fully funded, such minimum rentals will increase by approximately $1,890,000.

The Company’s Gamma Knives are held under capital leases and amortization is included in depreciation expense.

NOTE E – ASSET RETIREMENT OBLIGATIONS

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

Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a net increase in accumulated deficit of $84,000 as the cumulative effect of a change in accounting principles during the year ended December 31, 2003. Application of provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for the year ended December 31, 2002.

NOTE F - CONCENTRATIONS

For the years ended December 31, 2004, 2003 and 2002, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2004 and 2003.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE G - TAXES The components of the income tax provision are as follows:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$32,000	$(15,000)	$24,000
State	14,000	41,000	8,000

	46,000	26,000	32,000

Deferred:
Federal	10,000	35,000	28,000
State	4,000	6,000	5,000

	14,000	41,000	33,000

	60,000	67,000	65,000

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,

	2004	2003	2002

Income tax (benefit) at the federal statutory rate	$64,000	$44,000	$52,000
State income tax (benefit), net of federal taxes	9,000	23,000	13,000
Other	(13,000)	—	—

Income tax provision (benefit)	$60,000	$67,000	$65,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Deferred tax asset:
Asset retirement obligations recorded for financial reporting relating to cumulative change in accounting principles	$60,000	$58,000
Excess of book depreciation over tax depreciation	120,000	46,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting to cash basis accounting to cash basis for tax purposes (1)	(240,000)	(150,000)

Net deferred tax liability	$(60,000)	$(46,000)

(1)	In January 2003, the Company filed with the Internal Revenue Service to compute its taxable income utilizing the cash basis of accounting rather than the accrual basis.
F-14

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE H - LITIGATION

The Company is involved in certain claims and legal actions from time to time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2004, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

Year Ending December 31,

2005	$40,000
2006	40,000
2007	40,000
2008	10,000

$130,000

Rent expense was approximately $41,000, $36,000 and $36,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Gamma Knives:

The Company has entered into a contract to purchase a new Gamma Knife for approximately $2,136,000 to replace the existing equipment at the RMC site. Additionally, the Company has obtained lease financing in connection with its purchase of the Gamma knife and has received advances under this lease (used to fund progress payments) of $1,282,000 at December 31, 2004. Additional advances of $854,000 will be required to fully fund the purchase of the new Gamma Knife equipment.

The Company is required to reload cobalt at each facility approximately every 5 years. The cobalt of RMC was reloaded in 2000 at a cost of approximately $800,000 and cobalt at NYU was reloaded in 2003 at a cost of approximately $803,000.

Product Liability:

Although the Company does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. The Company’s professional medical liability and general liability policies have limits of $2 million each and the Company also has an excess coverage policy providing $8 million of insurance coverage. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE J - EMPLOYEES’ 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company’s discretionary matching 401(k) contributions for the years ended 2004, 2003 and 2002 were approximately $61,000, $45,000 and $33,000, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

[1]	The amount due to stockholder is due on demand without interest.

[2]
The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president’s compensation for the years ended December 31, 2004, 2003 and 2002 were $300,000, $300,000 and $300,000, respectively.

[3]	During the year ended December 31, 2002, the Company hired a family member of an officer for computer consulting services. Such consulting expense amounted to $4,000.

NOTE L - TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN’s common stock. Through December 31, 2004, the Company had repurchased 454,500 shares at a cost of $32,000, of which 250,500 shares were retired in 2001 and 204,000 shares were retired in 2004.

NOTE M – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec

2004
Revenue	529	774	637	463
Income (loss) from operations	40	246	85	(132)
Net income (loss)	33	131	44	(85)
Basic and diluted income per common share	$0.00	$0.02	$0.01	$-0.01

2003
Revenue	835	550	490	569
Income (loss) from operations	257	(54)	(157)	167
Net income (loss)	136	(41)	(110)	76
Basic and diluted income per common share	$0.02	$-0.01	$-0.01	$0.01

