Form 10-Q
period 2005-03-31
US NEUROSURGICAL INC
filed 2005-05-13
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission file number
March 31, 2005	0-15586

U.S. NEUROSURGICAL, INC. (Exact name of Registrant as specified in its charter)

Delaware	52-1842411
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

                                YES  ☒                                                               NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005

Common Stock, $.01 par value	7,697,185 Shares

PART I FINANCIAL INFORMATION U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$566,000	$511,000
Accounts receivable (net of allowance for doubtful accounts $36,000 in 2005 and 2004)	368,000	404,000
Accounts receivable-stockholder	28,000	57,000
Other current assets	154,000	199,000

Total current assets	$1,116,000	$1,171,000

Gamma Knife (net of accumulated depreciation of $3,226,000 in 2005 and $7,147,000 in 2004)	3,441,000	965,000
Leasehold improvements (net of accumulated
amortization of $1,560,000 in 2005 and $1,545,000 in 2004)	482,000	497,000

Total property and equipment	3,923,000	1,462,000

Progree payments – RMC Gamma Knife	—	1,282,000
Deferred tax asset	180,000	180,000
Cash held in escrow	106,000	106,000

TOTAL	$5,325,000	$4,201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$294,000	$39,000
Obligations under capital lease and loans payable- current portion	569,000	467,000
Due to stockholder	300,000	300,000
Deferred tax liability	240,000	240,000
Other current liabilities	39,000	39,000

Total current liabilities	1,442,000	1,085,000

Obligations under capital lease and loans payable-net
of current portion	2,370,000	1,452,000
Asset retirement obligations	200,000	200,000

	4,012,000	2,737,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,561,000)	(1,410,000)
Total stockholders’ equity	$1,313,000	$1,464,000

TOTAL	$5,325,000	$4,201,000

The accompanying notes to financial statements are an integral part hereof.
2

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2005	2004

Revenue:
Patient Revenue	$476,000	$529,000

Expenses:
Patient Expenses	207,000	172,000
Selling General and Administrative	388,000	371,000

Total	595,000	489,000

Operating (Loss) income	$(119,000)	$40,000

Interest expense	(34,000)	(9,000)
Interest income	2,000	—
Other Income	—	24,000

(Loss) Income before income taxes	(151,000)	55,000
Income tax provision	—	22,000

Net (Loss) income	(151,000)	33,000

Proforma basic and diluted (loss) income per share	$(.02)	—

Proforma weighted average shares outstanding	7,697,185	7,866,185

The accompanying notes to financial statements are an integral part hereof.
3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31

	2005	2004

Cash flows from operating activities:
(Loss) income from continuing operations	$(151,000)	$33,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization:	141,000	121,000
Changes in operating assets and liabilities:
Decrease (increase) in receivables	65,000	(150,000)
Decrease (increase) in other current assets	45,000	(38,000)
Increase in deferred tax asset	—	(71,000)
Increase in payables and other current liabilities and deferred tax liability	255,000	54,000

Net cash provided by (used in) operating activities	355,000	(51,000)

Cash flows from investing activities:
RMC Gamma Knife	(2,601,000)	—
Progress payments – RMC Gamma Knife	1,282,000	—
Decrease in cash held in escrow	—	211,000

Net cash (used in) provided by investing activities	(1,319,000)	211,000

Cash flows from financing activities:
Cash received on financing of equipment	1,079,000	—
Payment of capital lease obligations	(70,000)	(188,000)

Net cash provided by (used in) financing activities	1,019,000	(188,000)

Net increase (decrease) in cash and cash equivalents	55,000	(28,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	511,000	89,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$566,000	$61,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$34,000	$9,000
Taxes	—	38,000

The accompanying notes to financial statements are an integral part hereof.
4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

                The accompanying financial statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

                Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2004 Annual Report on Form 10-K, filed on January 28, 2005, and March 22, 2005 with respect to Note D, the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

                The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

First Quarter 2005 Compared to First Quarter 2004

Results of Operations

                Patient revenue decreased 10% to $476,000 in the quarter ended March 31, 2005 from $529,000 for the quarter ended March 31, 2004. The decrease was due to closure of the RMC Center in March for a Gamma Knife upgrade. Patient expenses increased 20% to $207,000 from $172,000 in the year ago period. The increase was due to increased depreciation. Selling, general and administrative expense increased 5% to $388,000 from $371,000 for the quarter ended March 31, 2005. Interest expense increased to $34,000 from $9,000 in the same period a year earlier. The increase was due to increased progress payments on the RMC Gamma Knife. For the quarter ended March 31 2005, the net loss was $151,000 as compared to income of $33,000 for the same period a year earlier. The decrease in net income is largely attributable to the decreased revenues from RMC.

Liquidity and Capital Resources

                At March 31, 2005 the Company had a working capital deficit of $326,000 as compared to a surplus of $86,000 at December 31, 2004. Cash and cash equivalents at March 31, 2005 were $566,000 as compared with $511,000 at December 31, 2004.

                Net cash provided by operating activities was $355,000 as compared to net cash used of $51,000 for the same period, a year earlier. Net loss was $151,000 as compared to

6

income of $33,000 in the same period, a year earlier. Depreciation and amortization was $141,000 for the quarter ended March 31, 2005 as compared to $121,000 in the same period, one year earlier. The increase was a result of the increased depreciation at the RMC center. There was a decrease in receivables of $65,000 as compared to an increase of $150,000 in the same period in 2004. The receivable due from NYU, which can vary significantly from period to period, decreased in the most recent quarter. Payables increased $255,000 compared to an increase of $54,000 in 2004. The increase was due to costs associated with the new RMC Gamma Knife.

                 The RMC installation was completed in March 2005. The cost was $2,601,000. Net cash provided by financing activities was $1,019,000 as compared to net cash used of $188,000 for the same period a year earlier. This is due to the new lease that was incurred as part of the Gamma Knife installation at RMC.

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

7

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

In addition, USN’s overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in USN’s plans, strategies and intentions.

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.

Date	May 12, 2005	By	/s/ Alan Gold

Alan Gold Director and President Chief Executive Officer

Date	May 12, 2005	By	/s/ Howard Grunfeld

Howard Grunfeld Vice President of Finance
9