Form 10-Q
period 2005-06-30
US NEUROSURGICAL INC
filed 2005-08-09
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005	Commission file number 0-15586

U.S. NEUROSURGICAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	52-1842411 (I.R.S. Employer Identification No.)

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

YES ☒                  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2005
Common Stock, $.01 par value	7,697,185 Shares

PART I
FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$411,000	$511,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2005 and 2004)	413,000	404,000
Accounts receivable-stockholder	102,000	57,000
Other current assets	177,000	199,000

Total current assets	$1,103,000	$1,171,000

Gamma Knife (net of accumulated depreciation of
$3,681,000 in 2005 and $7,147,000 in 2004)	3,287,000	965,000
Leasehold improvements (net of accumulated
amortization of $1,575,000 in 2005 and $1,545,000 in 2004)	467,000	497,000

Total property and equipment	3,754,000	1,462,000

Progress payments - RMC Gamma Knife	—	1,282,000
Deferred tax asset	180,000	180,000
Cash held in escrow	107,000	106,000

TOTAL	$5,144,000	$4,201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$48,000	$39,000
Obligations under capital lease
and loans payable- current portion	726,000	467,000
Due to stockholder	300,000	300,000
Deferred tax liability	240,000	240,000
Other current liabilities	39,000	39,000

Total current liabilities	1,353,000	1,085,000

Obligations under capital lease and loans payable-net
of current portion	2,319,000	1,452,000
Asset retirement obligations	200,000	200,000

	3,872,000	2,737,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,602,000)	(1,410,000)

Total stockholders’ equity	$1,272,000	$1,464,000

TOTAL	$5,144,000	$4,201,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2005	2004

Revenue:
Patient Revenue	$664,000	$774,000

Expenses:
Patient Expenses	$209,000	$161,000
Selling, General and Administrative	414,000	367,000

Total	623,000	528,000

Operating Income	$41,000	$246,000

Interest expense	(85,000)	(24,000)
Interest Income	3,000	—

(Loss) income before income taxes	(41,000)	222,000
Income tax provision	—	91,000

Net (Loss) income	(41,000)	131,000

Proforma basic and diluted (loss) income per share	$(.01)	$.02

Proforma weighted average shares outstanding	7,697,185	7,856,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2005	2004

Revenue:
Patient Revenue	$1,140,000	$1,303,000

Expenses:
Patient Expenses	416,000	333,000
Selling, General and Administrative	802,000	684,000
Total	1,218,000	1,017,000

Operating (Loss) income	(78,000)	286,000

Interest expense	(119,000)	(33,000)
Interest income	5,000
Other Income	—	24,000

(Loss) income before income taxes	(192,000)	277,000
Income tax provision	—	113,000

Net (Loss) income	(192,000)	164,000

Proforma basic and diluted income per share	$(.03)	$.02

Proforma weighted average shares outstanding	7,697,185	7,861,516

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
(Loss) income from continuing operations	$(192,000)	$164,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	309,000	244,000
Changes in operating assets and liabilities:
(Increase) in receivables	(54,000)	(70,000)
Decrease (increase) in other current assets	22,000	(2,000)
Increase in deferred tax asset	—	(62,000)
Increase (decrease) in payables and other current liabilities
and deferred tax liability	9,000	(13,000)

Net cash provided by operating activities	94,000	261,000

Cash flows from investing activities:
RMC Gamma Knife	(2,601,000)	—
Progress payments- RMC Gamma Knife	1,282,000	—
(Increase) decrease in cash held in escrow	(1,000)	211,000

Net cash (used in) provided by investing activities	(1,320,000)	211,000

Cash flows from financing activities:
Proceeds from capital lease obligations and loans payable	1,319,000	625,000
Repayment of capital lease obligations and loans payable	(193,000)	(781,000)

Net cash provide by (used in) financing activities	1,126,000	(156,000)

Net (decrease) increase in cash and cash equivalents	(100,000)	316,000

Cash and cash equivalents - beginning of period	511,000	89,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$411,000	$405,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$119,000	$33,000
Taxes	—	41,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

Note B - Treasury Stock

          During June 2004, the Company retired 204,000 shares of its Common Stock.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
MANAGEMENT DISCUSSION AND
ANALYSIS OF OPERATIONS
AND FINANCIAL CONDITION

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2004 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Second Quarter 2005 Compared to Second Quarter 2004 and Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Results of Operations

          Patient revenue decreased 14% to $664,000 in the quarter ended June 30, 2005 from $774,000 for the quarter ended June 30, 2004. The decrease was due to decreased revenues at both centers. Patient expenses increased 30% to $209,000 for the quarter compared to $161,000 in the year ago period. The increase was due to increased depreciation on the knives. Selling, general and administrative expense increased 13% to $414,000 from $367,000, for the quarter ended June 30, 2005. The increase was due to increases in insurance and professional fees. Interest expense increased to $85,000 from $24,000 in the same period a year earlier. This was due to the new lease on the RMC Gamma Knife. For the quarter ended June 30, 2005, the net loss was $41,000 as compared to income of 131,000 for the same period a year earlier. The loss was due to decreased revenues and the related costs of the new RMC Gamma Knife.

          For the six months ended June 30, 2005 revenue decreased 12% to $1,140,000 compared to $1,303,000 in the same period a year earlier. The decrease was due to decreased revenues at both facilities. Patient expenses increased 25% to $416,000 in 2005 from $333,000 in the same period in 2004. The increase was all for depreciation. S,G & A increased 17% to $802,000 as compared to $684,000 in the same period a year earlier. The reason for the increase is the same as above. Interest expense increased to $119,000 from $33,000 in the same period a year ago. The reason for the increase was due to the lease on the new RMC Gamma Knife. As a result, the net loss was $192,000 for the six months ended June 30, as compared to income of $164,000 for the six months ended June 30, 2004.

Liquidity and Capital Resources

          At June 30, 2005 the Company had a working capital deficit of $250,000 as compared to a surplus of $86,000 at December 31, 2004. Cash and cash equivalents at June 30, 2005 were $411,000 as compared with $511,000 at December 31, 2004.

          Net cash provided by operating activities was $94,000 as compared to net cash provided by of $261,000 for the same period, a year earlier. Net loss was $192,000 as compared to net income of $164,000 in the same period, a year earlier. Depreciation and amortization was $309,000 for the six months ended June 30, 2005 as compared to $244,000 in the same period, one year earlier. There was an increase in accounts receivables of $54,000 as compared to an increase of $70,000 in the same period in 2004.

          During the first quarter the Company completed a replacement to the RMC Gamma Knife. The cost was $2,601,000. The lease has payments of $46,600 for 72 months at 8.8 percent. The $211,000 that was held in escrow at December 31, 2003 was paid to US Bank Corp. and Elekta Instruments in March 2004. The reason for the escrow was a lease that had been underfunded by DVI in August 2003. DVI filed for protection under Chapter 11 of the U.S. Bankcruptcy Code in August 2003. USN began making all lease payments into an escrow account and continued to negotiate with the successor. The Company secured new financing from SMT Leasing to pay off the obligations. The lease has payments of $23,000 for 36 months at 8.8 percent.

          Net cash provided by financing activities was $1,126,000 as compared to net cash used in of $156,000 for the same period a year earlier. The cost of new Gamma Knife was $2,601,000. The Company paid $193,000 towards its capital lease obligations and loans payable as compared to $781,000 in the year ago period. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

Disclosure Regarding Forward Looking Statements

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as “anticipates,”“estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will be,”“will continue,” “will likely result,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and USN is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

U.S. Neurosurgical, Inc.

Date August 1, 2005	By	/s/ Alan Gold Alan Gold Director and President Chief Executive Officer

Date August 1, 2005	By	/s/ Howard Grunfeld Howard Grunfeld Vice President of Finance