Form 10QSB
period 2005-09-30
US NEUROSURGICAL INC
filed 2005-11-14
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the transition period from to .

Commission file number: 0-15586

U.S. Neurosurgical, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	52-1842411
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Research Blvd, Suite 325, Rockville, Maryland 20850

(Address of principal executive offices)

(301) 208-8998

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]  No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [     ] No [ X ]

As of November 4, 2005, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

PART I - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$496,000	$511,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2005 and 2004)	376,000	404,000
Accounts receivable-stockholder	92,000	57,000
Other current assets	165,000	199,000

Total current assets	$1,129,000	$1,171,000

Gamma Knife (net of accumulated depreciation of
$3,3850,000 in 2005 and $7,147,000 in 2004)	3,120,000	965,000
Leasehold improvements (net of accumulated
amortization of $1,576,000 in 2005 and $1,545,000 in 2004)	465,000	497,000

Total property and equipment	3,585,000	1,462,000

Progress payments - RMC Gamma Knife	—	1,282,000
Deferred tax asset	180,000	180,000
Cash held in escrow	108,000	106,000

TOTAL	$5,002,000	$4,201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$90,000	$39,000
Obligations under capital lease
and loans payable- current portion	647,000	467,000
Due to stockholder	300,000	300,000
Deferred tax liability	200,000	240,000
Other current liabilities	39,000	39,000

Total current liabilities	1,276,000	1,085,000

Obligations under capital lease and loans payable-net
of current portion	2,257,000	1,452,000
Asset retirement obligations	200,000	200,000

Total liabilities	3,733,000	2,737,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,605,000)	(1,410,000)

Total stockholders’ equity	$1,269,000	$1,464,000

TOTAL	$5,002,000	$4,201,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,

	2005	2004
Revenue:
Patient revenue	$546,000	$637,000

Expenses:
Patient expenses	$201,000	$151,000
Selling, general and administrative	307,000	401,000

Total	508,000	552,000

Operating income	$38,000	$85,000

Interest expense	(84,000)	(17,000)
Other income	—	1,000
Interest Income	3,000	—

Income (loss) before income taxes	(43,000)	69,000
Income tax benefit (provision)	40,000	(25,000)

Net income (loss)	$(3,000)	$44,000

Proforma basic and diluted (loss) income per share	$(0.00)	$0.01

Proforma weighted average shares outstanding	7,697,185	7,776,606

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,

	2005	2004
Revenue:
Patient revenue	$1,686,000	$1,940,000

Expenses:
Patient expenses	$617,000	$484,000
Selling, general and administrative	1,109,000	1,085,000

Total	1,726,000	1,569,000

Operating income (loss)	$(40,000)	$371,000

Interest expense	(203,000)	(50,000)
Other income	—	25,000
Interest Income	8,000	—

Income (loss) before income taxes	(235,000)	346,000
Income tax benefit (provision)	40,000	(138,000)

Net income (loss)	$(195,000)	$208,000

Proforma basic and diluted (loss) income per share	$(0.03)	$0.03

Proforma weighted average shares outstanding	7,697,185	7,806,137

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$(195,000)	$208,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	478,000	364,000
Changes in:
Decrease (increase) in receivables	(7,000)	(102,000)
Decrease (increase) in other current assets	34,000	(139,000)
Increase (decrease) in deferred tax asset	—	(62,000)
Increase (decrease) in payables and other current liabilities
and deferred tax liability	11,000	124,000

Net cash provided by operating activities	321,000	393,000

Cash flows from investing activities:
RMC Gamma Knife	(2,606,000)	—
Progress payments- RMC Gamma Knife	1,282,000	—
(Increase) decrease in cash held in escrow	(2,000)	211,000

Net cash (used in) provided by investing activities	(1,326,000)	211,000

Cash flows from financing activities:
Proceeds from capital lease obligations and loans payable	1,319,000	625,000
Repayment of capital lease obligations and loans payable	(329,000)	(844,000)

Net cash provided by (used in) financing activities	990,000	(219,000)

Net (decrease) increase in cash and cash equivalents	(15,000)	385,000

Cash and cash equivalents - beginning of period	511,000	89,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$496,000	$474,000

Non-cash investing and financing activities:
Payment of $100,000 directly from SMT Leasing to
Electa Instruments in 2004

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$203,000	$50,000
Taxes	—	44,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, the accompanying financial statements and notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the Company’s most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Management Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter 2005 Compared to Third Quarter 2004 and Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Patient revenue decreased 14% to $546,000 in the quarter ended September 30, 2005 from $637,000 for the quarter ended September 30, 2004. The decrease was due to decreased revenues at both centers. Patient expenses increased 33% to $201,000 for the quarter compared to $151,000 in the same period a year ago. The increase was due to increased depreciation on the gamma knives. Selling, general and administrative expense decreased 23% to $309,000 for the quarter ended September 30, 2005 from $401,000 in the comparable period a year ago. The decrease was due to decreases in professional fees for the period in question. Interest expense increased to $84,000 from $17,000 in the same period a year earlier. This was due to the new lease on the RMC Gamma Knife. For the quarter ended September 30, 2005, the net loss was $3,000 as compared to income of 44,000 for the same period a year earlier. The loss was due primarily to decreased revenues and the related costs of the new RMC Gamma Knife.

For the nine months ended September 30, 2005 revenue decreased 13% to $1,686,000 compared to $1,940,000 for the same period a year earlier. The decrease was due to decreased revenues at both facilities. Patient expenses for the nine months ended September 30, 2005 increased 27% to $617,000 from $484,000 in the same period in 2004. The increase was due to increased depreciation on the gamma knives. Selling, general and administrative expense increased 2% to $1,109,000 as compared to $1,085,000 in the same period a year earlier. The reason for the increase was due to overall increases in insurance and professional fees. Interest expense increased to $203,000 from $50,000 in the same period a year ago. The reason for the increase was due to the lease on the new RMC Gamma Knife. As a result, the net loss was $195,000 for the nine months ended September 30, 2005 as compared to income of $208,000 for the nine months ended September 30, 2004. This loss was due primarily to decreased revenues and the related costs of the new RMC Gamma Knife.

Liquidity and Capital Resources

At September 30, 2005 the Company had a working capital deficit of $147,000 as compared to a working capital surplus of $86,000 at December 31, 2004. Cash and cash equivalents at September 30, 2005 were $496,000 as compared with $511,000 at December 31, 2004.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $321,000 as compared to $393,000 for the same period a year earlier. Depreciation and amortization was $478,000 for the nine months ended September 30, 2005 as compared to $364,000 in the same period a year earlier. Net changes in operating assets and liabilities contributed $78,000 to cash flow from operations in the nine months ended September 30, 2005 as compared to the same period in 2004, in which there was a reduction of $179,000 as a result of net changes in such items.

During the first quarter the Company completed a replacement to the RMC Gamma Knife. The cost was $2,601,000. The lease has payments of $46,600 for 72 months at 8.8 percent. The $211,000 that was held in escrow at December 31, 2003 was paid to US Bank Corp. and Elekta Instruments in March 2004. The reason for the escrow was a lease that had been underfunded by DVI in August 2003. DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in August 2003. The Company began making all lease payments into an escrow account and continued to negotiate with the successor. The Company secured new financing from SMT Leasing to pay off the obligations. The lease has payments of $23,000 for 36 months at 8.8 percent.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $990,000 as compared to net cash used of $219,000 for the same period a year earlier. The new Gamma Knife lease was $2,601,000 and in the nine months ended September 30, 2005 the Company paid $329,000 towards its lease obligations as compared to $844,000 in the same period a year ago. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

Disclosure Regarding Forward Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will be,” “will continue,” “will likely result,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

The Company operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operation; introduce on a timely basis new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how. The Company’s actual results could differ materially from management’s expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

In addition, the Company’s overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

Item 3. Controls and Procedures

Management of U.S. Neurosurgical, Inc., including the President and Chief Executive Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e within 90 days of the filing of this report. Based on that evaluation, the President and Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Executive Officer completed such evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 11, 2005	By : /s/ Alan Gold .
Alan Gold
Director, President and
Chief Executive Officer and
Principal Financial Officer
of the Registrant