Form 10-K/A
period 2004-12-31
US NEUROSURGICAL INC
filed 2006-03-09
CIK 1089815

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

YES	X	NO ___________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 13, 2005 (the “Original Filing”) reflects a restatement of our consolidated financial statements in order to reflect the cumulative effect of adopting the Financial Accounting Standards Board’s Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in the statement of operations for the year ended December 31, 2003, rather than reflecting it directly within retained earnings. This resulted in restatement of the consolidated statements of operations, consolidated statements of stockholders’ equity, consolidated statements of cash flows and notes E and M to reflect the $84,000 (net of income tax effect of $56,000) change in the results of operations of the Company. Conforming changes were also made to the Selected Financial Data for 2003 presented in Item 6 of the Form 10-K/A and to the quarterly data presented in Item 8. These changes affect only the results for the fiscal year ended December 31, 2003.

In addition, in order to provide a clearer understanding of our disclosure controls and procedures, and one that is consistent with current regulations under the Securities Exchange Act of 1934 (the “Regulations”), we have revised our disclosure in Item 14 of Form 10-K/A – “Controls and Procedures”.

We have also amended our discussion in Item 14 of Form 10-K/A - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” – in order to provide the tabular format for the disclosures of our contractual obligations as required under the Regulations.

Although this Form 10-K/A contains all of the items required to be included in an annual report on Form 10-K, no information in the Original Filing, other than specifically indicated above, is amended hereby.

Upon discovery of the incorrect application of SFAS No. 143, management reported its findings to its independent public accounting firms and to the audit committee of the board of directors. After further discussions between management and its independent public accounting firms, management recommended to the audit committee that our previously reported 2003 financial statements should be restated to correct this error, and the audit committee agreed with this recommendation. As a result of the decision to restate our consolidated financial statements and make the other modifications described above, we reevaluated our disclosure controls and procedures as of the date of the Original Filing and determined that the failure to correctly apply SFAS No. 143 constituted a material weakness in our control over financial reporting for asset retirement obligations. With recent changes and improvements, management believes that it has fully remediated that weakness as of the date of filing of this report. (See “Item 14. Controls and Procedures.” )

This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the Original Filing. With this Form 10-K/A, our Chief Executive Officer has also reissued his certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Gamma Knife Technology

The Leksell Gamma Knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery. The Gamma Knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity. The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient’s skull . The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter). Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

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

USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Hospital Corporation of America (HCA). USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc., sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN’s facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2004, 2003 and 2002, USN derived revenues from the RMC center of approximately $1,154,000, $1,449,000 and $1,473,000 respectively, as a result of 111, 117 and 131 procedures performed, respectively, during such periods.

USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the Cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankcruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. The Company refinanced the lease with SMT Leasing in April 2004. During November 2002 the Company extended the term of its agreement with NYU until 2010. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN/ NYU provides the medical and technical staff to operate the facility. For the years ended December 31, 2004, 2003, and 2002, USN derived revenues from the NYU center of approximately $1,249,000, $995,000 and $1,166,000, respectively, as a result of 162, 131 and 150 procedures performed, respectively, during such periods. The reimbursement for the procedures has remained consistent the past two years. We expect reimbursement to remain about the same in the next year.

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

Year Ended

December 31,

(in thousands, except per share amounts)

___________________________________________________________________________

	2004	2003	2002	2001	2000
		(As restated)

Operating Revenue	$2,403	$2,444	$2,639	$2,573	$2,575
Expenses:
Patient expense	780	820	930	1133	1,125
General and administrative	1384	1411	1386	1282	1,338
Interest expense	59	86	163	277	318
Cumulative effect of accounting method change (net of applicable income income tax of $56,000)		(84)
Net Income (loss)	123	(23)	98	120	(17)

Basic and diluted Income (loss) per common share:
Income before cumulative effect of accounting method change	$0.02	$0.01	$0.01	$0.02	$0.00
Cumulative effect of accounting method change		$(0.01)
Net income (loss)	$0.02	$0.00	$0.01	$0.02	$0.00

December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$511	$89	$88	$311	$286
Total assets	4,201	3,150	2,963	3,795	4,856
Long-term obligations	1,652	542	101	1,005	2,168
Stockholders equity (deficiency)	1,464	1,337	1,368	1,279	1,131

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

Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a decrease in net income of $84,000 as the cumulative effect of the accounting method change during the year ended December 31, 2003. Application of the provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for the year ended December 31, 2002. If the Company had adopted this standard effective January 1, 2003, total assets, liabilities and accumulated deficit at the end of each of the first three quarters would have increased by $120,000, $200,000 and $80,000, respectively. In addition, amortization expense would be $1,000 higher in each of the first three quarters of 2003.

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

The following is a summary of the Company’s contractual obligations at December 31, 2004:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital (Finance) Lease Obligations	1,919,000	467,000	1,452,000
Operating Lease Obligations	153,000	39,600	79,200	16,200	18,000
Asset retirement obligation	200,000			100,000	100,000
Total	2,272,000	506,400	1,531,800	116,200	118,000

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements and Supplementary Data are listed under Item 14 in this

Annual Report of Form 10-K and attached hereto.

	Quarter Ended
2004	31-Mar	30-Jun			30-Sep			31-Dec		Year

Revenue	529		774			637			463	$2,403
Income (Loss) from operations	40		246			85			(132)	239
Net Income (loss)	33		131			44			(85)	123
Basic and diluted Income per common share	$0.00		$0.0	2		$0.0	1	-	$0.01	$0.02

2003	31-Mar	30-Jun			30-Sep			31-Dec		Year

Revenue	835		550			490			569	$2,444
Income (Loss) from operations	257		(54)			(157)			167	213
Net Income (loss)	136		(41)			(110)			(8)	(23)
Basic and diluted Income per common share	$0.02	-	$0.01		-	$0.01			$0.00	$0.00

2002	31-Mar	30-Jun			30-Sep			31-Dec		Year

Revenue	746		638			660			595	$2,639
Income (Loss) from operations	196		69			64			(6)	323
Net Income (loss)	84		15			19			(20)	98
Basic and diluted Income per common share	$0.01		$0.00			$0.00			$0.00	$0.01

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	60	President & Chairman

William F. Leimkuhler	53	Director

Charles H. Merriman, III	70	Director

Howard Grunfeld	44	Vice President—Finance, Treasurer

Susan Greenwald	59	Vice President and Secretary

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

Summary Compensation Table

Name and	Annual Compensation
Principal Position	Year	Salary($)
Alan Gold	2004	$300,000
President & Director	2003	$300,000
	2002	$300,000

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
OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2005, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Alan Gold (2) 2400 Research Blvd Rockville, MD 20850	1,140,246	14.5%

Howard Grunfeld 2400 Research Blvd Rockville, MD 20850	155,900	2.0%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	100,000	1.3%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	1.7%

Stanley S. Shuman (3) 711 Fifth Avenue New York, NY 10022	2,688,000	34.2%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,847,000	23.4%

All Directors and Officers of USN as a group (2) (four persons)	1,526,818	19.5%

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,847,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein. .

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1993, pursuant to an agreement (the “USN Agreement”) between the Company and A. Hyman Kirshenbaum, M.D. (“Kirshenbaum”) and Jerry Brown, Ph.D (“Brown”) , the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company’s Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

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

As further discussed in Note A[1] to the consolidated financial statements, we have restated the consolidated financial statements in order to reflect the cumulative effect of adopting the Financial Accounting Standards Board’s Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in the statement of operations for the year ended December 31, 2003, rather than reflecting it directly within retained earnings.

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April

13, 2005. In connection with the restatement of the consolidated financial statements presented in this Form 10-K/A, under the direction of the Company’s Chief Executive Officer, management reevaluated the Company’s disclosure controls and procedures and determined that the failure to correctly apply SFAS No. 143 constituted a material weakness in the Company’s control over financial reporting for asset retirement obligations.

In connection with the preparation and filing of this Form 10-K/A, management of the Company took certain steps to enhance its disclosure controls and procedures, not only in connection with the deficiency with respect to asset retirement obligations, but also due to other recent changes in the Company’s operations, including (1) the sudden death of our former CFO and (2) issues with major customers that have required us to re-evaluate operations to achieve greater efficiencies. The Company chose not to hire a new CFO at this time, but in the interests of efficiency, one of the Company’s outside directors will play a greater role in the reporting and disclosure process (the “Director/Advisor”) and a part-time controller has been retained. Consideration is being given to increasing the size of the Board of Directors and steps have been taking to providing the members of the Audit Committee with broader access to employees and advisors responsible for accounting and financial reporting. In addition, the Company has formed a Disclosure Committee, initially consisting of the CEO and the Director/Advisor, which will periodically review the Company’s disclosure controls and procedures, will take steps to ensure that material information is available to the Disclosure Committee (as well as the Board of Directors and the Audit Committee) on a timely basis and will have principal oversight and responsibility for the preparation of periodic reports. In addition, the Disclosure Committee is charged with evaluating the applicability and the appropriate implementation of prevailing accounting standards and concepts and pronouncements issued by the FASB and other regulatory bodies and self-regulatory organizations (such as SFAS 143). While these steps were prompted in large part by recent changes in the Company’s operations, these adjustments will improve disclosure controls and procedures generally, and specifically as they relate to the previously identified deficiency in reporting for asset retirement obligations as provided under SFAS 143.

Management believes that it has fully remediated the weakness identified as to asset retirement obligations as of the date of filing of this report. Based upon the Company’s reevaluation of disclosure controls and procedures, the actions taken to remediate the deficiency, and the modifications to the Company’s controls and procedures described above, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the date of the filing of this Form 10-K/A for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

ON FORM 8-K

(a)	The following documents are filed
as part of this report:

Page No.
	Consolidated Financial Statements of the Company	F-1
	Report of Independent Registered Public Accounting Firm	F-2,3
	Balance Sheets as of December 31, 2004 and 2003	F-4
Statements of Operations for the years ended
	December 31, 2004, 2003, and 2002.	F-5
Statements of Changes in Stockholders’ Equity
for the period January 1, 2002 through
	December 31, 2004	F-6
Statements of Cash Flows for the year ended
	December 31, 2004, 2003, and 2002.	F-7
	Notes to Financial Statements	F-8

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

Dated: March 7, 2006

U.S. Neurosurgical, Inc.
(Registrant)

By /s/ Alan Gold
Alan Gold
President and Chief Executive Officer
and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 7, 2006	/s/ Alan Gold
Alan Gold
President and Director
(Chief Executive Officer)

March 7, 2006	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 7, 2006	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S.     NEUROSURGICAL, INC. AND SUBSIDIARY

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
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

The 2003 consolidated financial statements have been restated with respect to the presentation of the cumulative effect of a change in accounting method as more fully described in Note A[1].

EISNER LLP

New York, New York
February 4, 2004

With respect to the third paragraph of Note A[1]
December 23, 2005

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

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
		(Restated Note A[1])

Revenue (Notes B and C)	$2,403,000	$2,444,000	$2,639,000

Costs and expenses:
Patient expenses	780,000	820,000	930,000
Selling, general and administrative	1,384,000	1,411,000	1,386,000

	2,164,000	2,231,000	2,316,000

Income from operations	239,000	213,000	323,000

Interest expense	(59,000)	(86,000)	(163,000)
Interest income	3,000	1,000	3,000

	(56,000)	(85,000)	(160,000)

Income before income taxes and cumulative effect of accounting method change	183,000	128,000	163,000
Provision for income tax	(60,000)	(67,000)	(65,000)

Income before cumulative effect of accounting method change	123,000	61,000	98,000
Cumulative effect of accounting method change (net of applicable income tax of $56,000)	—	(84,000)	—

Net income (loss)	$123,000	$(23,000)	$98,000

Basic and diluted net income (loss) per share:

Income before cumulative effect of accounting method change	$0.02	$0.01	$0.01
Cumulative effect of accounting method change	—	(0.01)	—

Net income (loss)	$0.02	$—	$0.01

Weighted average common shares outstanding	7,767,100	7,791,555	7,796,645

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Restated Note A[1])

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total

Balance - January 1, 2002	7,866,185	$79,000	$2,808,000	$(1,608,000)	—	$—	$1,279,000
Purchase of 114,000 shares of treasury stock	—	—	—	—	(114,000)	(9,000)	(9,000)
Net income for the year ended December 31, 2002	—	—	—	98,000	—	—	98,000

Balance - December 31, 2002	7,866,185	79,000	2,808,000	(1,510,000)	(114,000)	(9,000)	1,368,000
Purchase of 90,000 shares of treasury stock	—	—	—	—	(90,000)	(8,000)	(8,000)
Net loss for the year ended December 31, 2003	—	—	—	(23,000)	—	—	(23,000)

Balance - December 31, 2003	7,866,185	79,000	2,808,000	(1,533,000)	(204,000)	(17,000)	1,337,000
Retirement of treasury stock	(204,000)	(2,000)	(15,000)	—	204,000	17,000	—
Issuance of common stock as compensation	35,000	—	4,000	—	—	—	4,000
Net income for the year ended December 31, 2004	—	—	—	123,000	—	—	123,000

Balance - December 31, 2004	$7,697,185	$77,000	$2,797,000	$(1,410,000)	$—	$—	$1,464,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
		(Restated Note A[1])

Cash flows from operating activities:
Net income (loss)	$123,000	$(23,000)	$98,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting method change for asset retirement obligations	—	84,000	—
Issuance of stock as compensation	4,000	—	—
Depreciation and amortization	566,000	779,000	912,000
Deferred income tax provision	14,000	41,000	33,000
Changes in:
Accounts receivable	(32,000)	142,000	(113,000)
Accounts receivable - stockholder	39,000	13,000	(79,000)
Other current assets	(55,000)	(26,000)	(65,000)
Accounts payable and accrued expenses	(159,000)	(21,000)	(33,000)
Other current liabilities	(3,000)	3,000	(20,000)

Net cash provided by operating activities	497,000	992,000	733,000

Cash flows from investing activities:
Property and equipment	—	(803,000)	—
Progress payments - RMC Gamma Knife	(1,282,000)	—	—
Decrease (increase) in cash held in escrow	211,000	(211,000)	(1,000)

Net cash used in investing activities	(1,071,000)	(1,014,000)	(1,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(1,014,000)	(688,000)	(946,000)
Cash received on financing of equipment	2,010,000	719,000	—
Purchase of treasury stock	—	(8,000)	(9,000)

Net cash used in financing activities	996,000	23,000	(955,000)

Net change in cash and cash equivalents	422,000	1,000	(223,000)
Cash and cash equivalents - beginning of year	89,000	88,000	311,000

Cash and cash equivalents - end of year	$511,000	$89,000	$88,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$59,000	$86,000	$158,000
Income taxes	$44,000	$—	$164,000

Supplemental disclosures of noncash activities:
Issuance of stock as compensation	$4,000	$—	$—

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]	Basis of preparation and restatement:

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

We have restated the consolidated financial statements in order to reflect the cumulative effect of adopting the Financial Accounting Standards Board’s Statement No. 143, Accounting for Asset Retirement Obligations, in the statement of operations for the year ended December 31, 2003, rather than reflecting it directly within retained earnings. This resulted in restatement of the consolidated statements of operations, consolidated statements of stockholders’ equity, consolidated statements of cash flows and notes E and M to reflect the $84,000 (net of income tax effect of $56,000) change in the results of operations of the Company.

Year ended December 31, 2003

As previously reported:

Net income	$61,000

Net income per share	$0.01

As restated:

Income before cumulative effect of accounting method change	$61,000
Cumulative effect of accounting method change (net of applicable income tax of $56,000)	(84,000)

Net (loss)	$(23,000)

Net income (loss) per share:
Income before cumulative effect of accounting method change	$0.01
Cumulative effect of accounting method change	(0.01)

Net (loss)	$0.00

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]	Revenue recognition:

Patient revenue is recognized when the Gamma Knife procedure is rendered.

[4]	Long-lived assets:

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

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B — AGREEMENTS WITH RESEARCH MEDICAL CENTER (“RMC”)

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE C — AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (“NYU”)

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

NOTE D — OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

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

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was originally thought to be fully funded by DVI. Also in August 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code and it was determined that DVI had failed to make payments of $150,000 to the cobalt vendor, Elekta. Commencing September 2003, the Company made all loan and lease payments, then owed to DVI or its successor, into an escrow account held by the Company’s attorney and commenced negotiations for a resolution to the underfunding of the payments to Elekta. During February 2004, the Company paid $50,000 of the amount owed to Elekta. The Company released the escrowed amounts to DVI or its successor in payment of all loan and

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE D — OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

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

The obligations under the capital leases and loans payable are as follows:

	December 31,
	2004	2003

Capital leases - Gamma Knife	$1,845,000	$756,000
Loans payable - leasehold improvements	74,000	167,000

	$1,919,000	$923,000
Less current portion	(467,000)	(581,000)

	$1,452,000	$342,000

Future payments as of December 31, 2004 on the equipment leases and loans are as follows:

Year Ending December 31,

2005	$529,000
2006	585,000
2007	365,000
2008	273,000
2009	273,000
2010 and thereafter	341,000

2,366,000
Less interest	(447,000)

Present value of net minimum obligation	$1,919,000

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

Upon initial application of FAS 143, the Company has recognized $140,000 of accumulated depreciation and a deferred tax asset of $56,000 and a decrease in net income of $84,000 as the cumulative effect of the accounting method change during the year ended December 31, 2003. Application of provisions of FAS 143 would have resulted in a decrease in net income of approximately $12,000 for the year ended December 31, 2002.

NOTE F — CONCENTRATIONS

For the years ended December 31, 2004, 2003 and 2002, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2004 and 2003.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE G — TAXES

The components of the income tax provision are as follows:

	Year Ended December 31,
	2004	2003	2002

Current:
Federal	$32,000	(15,000)	$24,000
State	14,000	41,000	8,000

	46,000	26,000	32,000

Deferred:
Federal	10,000	35,000	28,000
State	4,000	6,000	5,000

	14,000	41,000	33,000

	60,000	67,000	65,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE G – TAXES (CONTINUED)

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

NOTE H – LITIGATION

The Company is involved in certain claims and legal actions from time to time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

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

NOTE J – EMPLOYEES’ 401(K) PLAN

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE K – RELATED PARTY TRANSACTIONS

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

NOTE L – TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN’s common stock. Through December 31, 2004, the Company had repurchased 454,500 shares at a cost of $32,000, of which 250,500 shares were retired in 2001 and 204,000 shares were retired in 2004.

NOTE M – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
2004
Revenue	529	774	637	463
Income (loss) from operations	40	246	85	(132)
Net income (loss)	33	131	44	(85)
Basic and diluted income per common share	$0.00	$0.02	$0.01	$-0.01

2003
Revenue	835	550	490	569
Income (loss) from operations	257	(54)	(157)	167
Income (loss) before cumulative effect of accounting method change	136	(41)	(110)	76
Cumulative effect of accounting method change	—	—	—	(84)
(As restated - See Note A[1])
Net income (loss)	136	(41)	(110)	(8)
Basic and diluted income per common share	$0.02	$-0.01	$-0.01	$0.00