Form 10-Q/A
period 2005-09-30
US NEUROSURGICAL INC
filed 2006-03-10
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ X ]       QUARTERLY REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accerated filer or a non-accelerated filer. See definition of “accelerated filer and large accerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

As of November 4, 2005, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended September 30, 2005 is being filed to replace the Form 10-QSB for the quarter ended September 30, 2005 (the “Original Report”), which would have changed the issuers reporting category to that of a small business issuer during its fiscal year, inconsistent with Regulation S-B under the Securities Exchange Act of 1934.

The only changes from the content of the Original Filing is the addition of the disclosures under Item 3 - Quantitative and Qualitative Disclosures About Market Risk and revisions to Item 4 – Controls and Procedures.

Except to the extent expressly set forth herein, this Form 10-Q/A speaks as of the original filing date of the Original Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATE BALANCE SHEETS

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

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with the Company’s most recent annual financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates. The Company does not hold or issue financial instruments for trading purposes.

The Company has exposure to market rate risk for changes in interest rates related to the interest income on our cash, cash equivalents, and short-term investments, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. The obligations under the Company’s capital lease and its loans payable are based on fixed interest rates and thus the amounts due under these instruments do not fluctuate with changes in market prices and rates.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: March 7, 2005	By : /s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant