Form 10-K
period 2005-12-31
US NEUROSURGICAL INC
filed 2006-03-30
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to .

Commission file number: 0-15586

U.S. Neurosurgical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1842411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Research Blvd, Suite 325, Rockville, Maryland 20850
(Address of principal executive offices)

(301) 208-8998
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒                                    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.          Yes  ☒                                    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accerated filer or a non-accelerated filer. See definition of “accelerated filer and large accerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                    Yes  ☐                                    No  ☒

The aggregate market value of Registrant’s Common Stock held by non-affiliates was approximately $600,000 on March 17, 2006, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 24, 2006, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Documents incorporated by reference: None

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended September 30, 2005

PART I

Item 1.	Business.

          U.S. Neurosurgical, Inc. (“USN”) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (the “Gamma Knife”). As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “USN.” means U.S.Neurosurgical, Inc. and its subsidiary, U.S. Neurosurgical Physics, Inc.. The Company, a Delaware corporation, was formed in July 1993. The Company’s executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

Disclosure Regarding Forward Looking Statements

          Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company’s payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

General

          USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (“RMC”) in Kansas City, Missouri, and one on the premises of New York University Medical Center(“NYU”) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife centers. USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

          USN’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities, if it were to explore opening additional centers. USN believes that, as of December 31, 2005, there were approximately 100 Gamma Knife treatment centers in the United States of America.

          Through September 9, 1999, USN was a wholly owned subsidiary of GHS, Inc (“GHS”). Effective on September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS.

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

          USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Hospital Corporation of America (HCA). USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN’s facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2005, 2004 and 2003, USN derived revenues from the RMC center of approximately $1,134,500, $1,153,000 and $1,449,000 respectively, as a result of 103, 111 and 117 procedures performed, respectively, during such periods.

          USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankcruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. The Company refinanced the lease with SMT Leasing in April 2004. During November 2002, the Company extended the term of its agreement with NYU until 2010. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN. NYU provides the medical and technical staff to operate the facility. NYU pays USN a scheduled fee based on the number of patient procedures performed. For the years ended December 31, 2005, 2004, and 2003, USN derived revenues from the NYU center of approximately $973,500, $1,250,000 and $995,000, respectively, as a result of 161, 162 and 131 procedures performed, respectively, during such periods.

          In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, that was originally thought to be fully funded by DVI, Inc. In August, after making the first payment of $21,584 on August 10, 2003, USN found that DVI, Inc. had failed to make the final 2 payments to Elekta that amounted to $150,000. On August 15, 2003, DVI, Inc. filed for protection under Chapter 11 of the U.S. Bankcruptcy Code seeking to reorganize. In September 2003 and the months after, the Company made lease payments into an escrow account controlled by counsel while it negotiated a resolution to the shortfall created by DVI. The new financing was for approximately $728,000 that will be payable over 36 months at $23,000 per month beginning in April 2004.

Employees

          U.S. Neurosurgical, Inc. has four full-time employees and two part-time employee. Of these employees, three are engaged in sales and marketing, one is a physicist, and two are in administration and office support.

Item 1A.	Risk Factors.

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

          In the future, the Company may establish additional Gamma Knife centers. Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (“CON”) before they can acquire a significant piece of medical equipment. Should the Company enter into future ventures such “need” will be demonstrable, but it can have no assurance that CONs will be granted. In addition, the Nuclear Regulatory Commission (the “NRC”) must issue a permit to USN to permit loading the cobalt at each Gamma Knife site. While the Company believes that it can obtain a NRC permit for each Gamma Knife machine, there is no assurance that it will.

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

Gamma Knife Financing

          The Gamma Knife is an expensive piece of equipment presently costing approximately $3,800,000. Therefore, the Company’s development of new Gamma Knife centers is dependent on its ability to secure favorable financing. In addition, after a number of years of use, the radioactive cobalt contained in the Gamma Knife requires replacement. This is also an expensive process. The cobalt at the NYU facility was reloaded in August 2003 and the costs were approximately $800,000, which were partially financed. The payments are for $23,000 per month until March 2007.

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

Item 2.	Properties.

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

Item 3.	Legal Proceedings.

          The Company is not involved in any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None

PART II

Item 5.         Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Secuities.

          The Company’s Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2004 through December 31, 2005.

Period	High Bid	Low Bid

January 1 – March 31, 2004	.11	.09
April 1 - June 30, 2004	.11	.09
July 1 – September 30, 2004	.13	.09
October 1 – December 31, 2004	.17	.09

January 1 – March 31, 2005	.28	.16
April 1 - June 30, 2005	.21	.18
July 1 – September 30, 2005	.18	.16
October 1 – December 31, 2005	.20	.15

          The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of March 17, 2006, there were approximately 400 holders of record of the Company’s Common Stock.

          To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

          During the fourth quarter of 2005, the Company did not purchase any of its own equity securities.

Item 6.        Selected Financial Data.

          Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2001 through 2005. The latest financial statements of the Company are included in Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,

	2005	2004	2003	2002	2001

(in thousands, except per share amounts)	(As restated)

Operating Revenue	$2,108	$2,403	$2,444	$2,639	$2,573
Expenses:
Patient expense	816	780	820	930	1133
General and administrative	1,447	1384	1411	1386	1282
Interest expense	252	59	86	163	277
Cumulative effect of accounting method change (net of applicable income income tax of $56,000)			(84)
Net Income (loss)	(285)	123	(23)	98	120

Basic and diluted Income (loss) per common share:
Income before cumulative effect of accounting method change	$(0.04)	$0.02	$0.01	$0.01	$0.02
Cumulative effect of accounting method change			$(0.01)
Net income (loss)	$(0.04)	$0.02	$0.00	$0.01	$0.02

	December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$422	$511	$89	$88	$311
Total assets	4,663	4,201	3,150	2,963	3,795
Long-term obligations	2,300	1,652	542	101	1,005
Stockholders equity	1,179	1,464	1,337	1,368	1,279

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of operations

          2005 Compared to 2004

          Patient revenue declined 12% to $2,108,000 in 2005 as compared to $2,403,000 in 2004. The decrease in revenue is attributable to three factors. First, our RMC site was closed for 5 weeks in March/April of 2005 when the Gamma Knife was replaced with a new model. Second, the volume at RMC decreased as a result of competition from other stereotactic modalities at other centers. Finally, reimbursement dropped at our NYU site as a result of contract renegotiation. In December, 2004, our reimbursement changed to a fixed rate for all cases as opposed to a rate that was affected by the payor for the procedure. The net effect was a lower average rate per case.

          Patient expenses rose 5% to $816,000 in 2005 from $780,000 in 2004. The increase was due to to higher depreciation charges resulting from the installation of the new machine at RMC. Selling, general and administrative expense (“SG&A”) increased 4% to $1,447,000 in 2005 from $1,384,000 in the previous year. SG&A increased principally as a result of added marketing costs at RMC. Interest expense rose 48% to $252,000 in 2005 from $59,000 in 2004. This was due to increased borrowing associated with the Gamma Knife upgrade at RMC. As a result of the above, principally the decrease in revenues in 2005, the Company experienced a net loss of $285,000 as compared to net income of $123,000 in the prior year.

          2004 Compared to 2003

          Patient revenue decreased 2% to $2,403,000 in 2004 compared to $2,444,000 in 2003. Patient expenses decreased 5% to $780,000 in 2004 from $820,000 in 2003. SG&A decreased 2% to $1,384,000 in 2004 from $1,411,000 in 2003. Income from operations was $239,000 in 2004 compared to $213,000 in 2003. Interest expense declined 31% to $59,000 in 2004 from $86,000 in 2003. This was due to the paydown of principal on the Gamma Knife cobalt lease. In 2005, interest expense will increase due to the replacement of the Kansas City Gamma Knife with a newer model. As a result of the above, net income was $123,000 compared to $61,000 in 2003. The trends of the recent past lead us to believe that reimbursement will continue to remain at current levels.

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

Liquidity and capital resources

          At December 31, 2005 the Company had a working capital deficit of $251,000 as compared to a working capital surplus of $86,000 at December 31, 2004.

          Cash and cash equivalents at December 31, 2005 were $422,000 as compared to $511,000 at December 31, 2004. Net cash provided by operating activities was $420,000 in 2005 as compared with $497,000 for the same period a year earlier. Depreciation and amortization was $682,000 in 2005 as compared to $566,000 in 2004. Accounts receivable decreased $124,000 during the year as compared to an increase of $32,000 in 2004. Accounts payable increased by $23,000 during 2005 as compared to a decrease of $159,000 in 2004.

          Net cash used in investing activities for the year ended 2005 was $1,323,000 as compared to $1,071,000 in the year ago period.

          Net cash used in financing activites for the year ended December 31, 2005 was $814,000 as compared to $996,000 in 2004.

Off-balance sheet arangements

          None

Tabular disclosure of contractual obligations

          The following is a summary of the Company’s contractual obligations at December 31, 2005:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital (Finance) Lease Obligations	$3,365,000	$849,000	$1,211,000	$1,305,000
Operating Lease Obligations	$90,000	$40,000	$50,000
Asset retirement obligation	$200,000			$100,000	$100,000

Total	$3,655,000	$889,000	$1,261,00	$1,405,000	$100,000

Critical accounting policies

     Estimates and assumptions

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

     Asset retirement obligations

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

Item 8.	Financial Statements and Supplementary Data.

          The Financial Statements and Supplementary Data are listed under Item 15 in this Annual Report of Form 10-K and attached hereto.

	Quarter Ended

2005	31-Mar	30-Jun	30-Sep	31-Dec	Year

Revenue	$476	$664	$546	$422	$2,108
Income (Loss) from operations	(119)	41	38	(115)	(155)
Net Income (loss)	(151)	(41)	(3)	(90)	(285)
Basic and diluted net income (loss) per common share	$(0.02)	$(0.01)	$0.00	$(0.01)	$(0.04)

2004	31-Mar	30-Jun	30-Sep	31-Dec	Year

Revenue	$529	$774	$637	$463	$2,403
Income (Loss) from operations	40	246	85	(132)	239
Net Income (loss)	33	131	44	(85)	123
Basic and diluted net income (loss) per common share	$0.00	$0.02	$0.01	$(0.01)	$0.02

2003 (Restated)	31-Mar	30-Jun	30-Sep	31-Dec	Year

Revenue	$835	$550	$490	$569	$2,444
Income (Loss) from operations	257	(54)	(157)	167	213
Net Income (loss)	136	(41)	(110)	(8)	(23)
Basic and diluted net income per (loss) common share	$0.02	$(0.01)	$(0.01)	$0.00	$0.00

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          There have been no disagreements between the Company and its former accountant during the past two fiscal years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which have not been resolved to the satisfaction of the former accountant.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

          As further discussed in Note A[1] to the consolidated financial statements, in connection with the filing of Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have restated the consolidated financial statements in order to reflect the cumulative effect of adopting the Financial Accounting Standards Board’s Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in the statement of operations for the year ended December 31, 2003, rather than reflecting it directly within retained earnings. In connection with such restatement, under the direction of the Company’s Chief Executive Officer, management reevaluated the Company’s disclosure controls and procedures and determined that the failure to correctly apply SFAS No. 143 constituted a material weakness in the Company’s control over financial reporting for asset retirement obligations. In connection with the preparation and filing of the Form 10-K/A, management of the Company took certain steps to enhance its disclosure controls and procedures, not only in connection with the deficiency with respect to asset retirement obligations, but also due to other recent changes in the Company’s operations, including (1) the sudden death of our former CFO and (2) issues with major customers that have required us to re-evaluate operations to achieve greater efficiencies. The Company chose not to hire a new CFO at this time, but in the interests of efficiency, one of the Company’s outside directors will play a greater role in the reporting and disclosure process (the “Director/Advisor”) and a part-time controller has been retained. Consideration is being given to increasing the size of the Board of Directors and steps have been taking to providing the members of the Audit Committee with broader access to employees and advisors responsible for accounting and financial reporting. In addition, the Company has formed a Disclosure Committee, initially consisting of the CEO and the Director/Advisor, which will periodically review the Company’s disclosure controls and procedures, will take steps to ensure that material information is available to the Disclosure Committee (as well as the Board of Directors and the Audit Committee) on a timely basis and will have principal oversight and responsibility for the preparation of periodic reports. In addition, the Disclosure Committee is charged with evaluating the applicability and the appropriate implementation of prevailing accounting standards and concepts and pronouncements issued by the FASB and other regulatory bodies and self-regulatory organizations (such as SFAS 143). While these steps were prompted in large part by recent changes in the Company’s operations, these adjustments will improve disclosure controls and procedures generally, and specifically as they relate to the previously identified deficiency in reporting for asset retirement obligations as provided under SFAS 143. Moreover, management believes that it has fully remediated that weakness as of the date of filing of the Form 10-K/A.

          Management of the Company, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B.	Other Information.

          None

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	61	President & Chairman
William F. Leimkuhler	54	Director
Charles H. Merriman, III	71	Director
Susan Greenwald	60	Vice President and Secretary

          Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

          William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.

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

          Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

          Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2005, the Board of Directors held three meetings, which were attended by all incumbent directors. The Company has a standing audit committee, but does not have a nominating or compensation committee.

          Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

          Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2005, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation

          The information below sets forth the compensation for the year ended December 31, 2005, 2004, and 2003, for the Chief Executive Officer of the Company.

Summary Compensation Table

Name and Principal Position	Annual Compensation

	Year	Salary($)

Alan Gold	2005	$ 300,000
President & Director	2004	$ 300,000
	2003	$ 300,000

Director Compensation

          During 2005, our Directors who are not officers or employees (“Non-Employee Directors”) received an annual retainer of $3,000. The Chairman of the Company’s Audit Committee received an additional retainer $5,000. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employmnt Agreements

          The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth, as of March 15, 2005, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2) 2400 Research Blvd. Rockville, MD 20850	1,140,246	14.5%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	100,000	1.3%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	1.7%

Stanley S. Shuman (3) 711 Fifth Avenue New York, NY 10022	2,688,000	34.2%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,847,000	23.4%

All Directors and Officers of USN as a group (2) (three persons)	1,370,918	19.5%

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,847,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions

          None

Item 14.	Principal Accounting Fees and Services.

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2005 and 2004, the Company paid or accrued $23,079 and $40,000, respectively, for Audit Fees to Goodman and Company, LLP and for the year ended December 31, 2004 the Company paid or accrued $18,500 for Audit Fees to Eisner LLP.

          Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2005 and 2004, the Company did not pay or accrue any amounts for Audit Related Fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2005 and 2004, the Company paid $5,586 for Tax Fees to Goodman and Company, LLP and for the year ended December 31, 2004 the Company paid $18,000 for Tax Fees to Eisner LLP.

          All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2005 and 2004, the Company did not pay or accrue any amounts for these services.

          The Audit Committee of the Company’s Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its registered independent public accounting firm. The policy requires the general pre-approval of annual audit services and all other permitted services. All of the audit and non-audit services described above were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules. The following are filed as part of this report:

Page No.

	Consolidated Financial Statements of the Company	F-1
	Report of Independent Registered Public Accounting Firm	F-2,3
	Balance Sheets as of December 31, 2005 and 2004	F-4
	Statements of Operations for the years ended December 31, 2005, 2004, and 2003.	F-5
	Statements of Changes in Stockholders’ Equity for the period January 1, 2003 through December 31, 2005	F-6
	Statements of Cash Flows for the year ended December 31, 2005, 2004, and 2003.	F-7
	Notes to Financial Statements	F-8

          All schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)	Exhibits:

	(a)	Form of Amended and Restated Certificate of Incorporation of U.S. Neurosurgical, Inc. (“USN”) (1)

	(b)	Form of Amended and Restated Bylaws of USN (1)

	(c)	Form of Stock Certificate of Common Stock (1)

	(d)	Distribution Agreement dated May 27, 1999 between GHS, Inc. (“GHS”) and USN (1)

	(e)	Tax Matters Agreement dated May 27,1999 between GHS and USN (1)

	(f)	Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (1)

	(g)	Employment Agreement dated December 14,1984 between USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS’s Registration Statement No. 33-4532-W on form S-18)

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

	(j)	LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and USN (incorporated by reference to Exhibit 10k to GHS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

(k)	Agreement dated December 29, 1993 between USN and Elekta Instruments, Inc. (incorporated by reference to 10o to GHS’s 1994 Annual Report on Form 10-K).

(l)	Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS’s 1997 Annual Report on form 10-K).

(m)	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(n)	Gamma Knife Neuroradiosurgery Equipment dated as of November 26, 1996 between New York University on behalf of New York University Medical Center and USN. (1)

(o)	List of Subsidiaries (1)

(1) Previously filed as an exhibit to the Form 10. Registration Statement of USN filed with the SEC on August 25, 1999.

(c)	Financial Statement Schedules. None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2006

U.S. Neurosurgical, Inc.
(Registrant)

By	/s/ Alan Gold

Alan Gold
President and Chief Executive Officer
and
Principal Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2006	/s/ Alan Gold

Alan Gold
President and Director
(Chief Executive Officer)

March 28, 2006	/s/ William F. Leimkuhler

William F. Leimkuhler
Director

March 28, 2006	/s/ Charles H. Merriman III

Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2003 were audited by other auditors whose report dated February 4, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

Goodman and Company, LLP
Rockville, Maryland
January 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of U.S. NeuroSurgical, Inc. and subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of U.S. NeuroSurgical, Inc. and subsidiary for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

New York, New York
February 4, 2004

With respect to the third paragraph of Note A[1]
December 23, 2005

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$422,000	$511,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2005 and 2004)	280,000	404,000
Accounts receivable - RMC	79,000	57,000
Other current assets	152,000	199,000

Total current assets	933,000	1,171,000

Property and equipment:
Gamma Knives (net of accumulated depreciation of $3,987,000 in 2005 and $7,147,000 in 2004)	2,982,000	965,000
Leasehold improvements (net of accumulated amortization of $1,641,000 in 2005 and $1,545,000 in 2004)	400,000	497,000
Office furniture and computers (net of accumulated depreciation of $107,000 in 2005 and $107,000 in 2004)	0	0

	3,382,000	1,462,000

Progress payments - RMC Gamma Knife	0	1,282,000
Cash held in escrow	108,000	106,000
Deferred tax asset	240,000	180,000

	$4,663,000	$4,201,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$62,000	$39,000
Obligations under capital leases and loans payable - current portion	632,000	467,000
Due to stockholder	300,000	300,000
Deferred tax liability	190,000	240,000
Other current liabilities	0	39,000

Total current liabilities	1,184,000	1,085,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	2,100,000	1,452,000

Total liabilities	3,484,000	2,737,000

Commitments, litigation and other matters (Notes A[10], C, E and H)

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,697,185 shares issued at December 31, 2005 and 2004	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,695,000)	(1,410,000)

	1,179,000	1,464,000

	$4,663,000	$4,201,000

See notes to consolidated financial statements	F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

			(Restated Note A[1])

Revenue (Notes B and C)	$2,108,000	$2,403,000	2,444,000

Costs and expenses:
Patient expenses	816,000	780,000	820,000
Selling, general and administrative	1,447,000	1,384,000	1,411,000

	2,263,000	2,164,000	2,231,000

Income (loss) from operations	(155,000)	239,000	213,000

Interest expense	(252,000)	(59,000)	(86,000)
Interest income	12,000	3,000	1,000

	(240,000)	(56,000)	(85,000)

Income (loss) before income taxes	(395,000)	183,000	128,000

Provision for income tax benefit (expense)	110,000	(60,000)	(67,000)

Income (loss) before cumulative effect of accounting method change	(285,000)	123,000	61,000
Cumulative effect of accounting method change (net of applicable income tax of $56,000)	—	—	(84,000)

Net income (loss)	$(285,000)	$123,000	(23,000)

Basic and diluted net income (loss) per share:

Net income (loss)	$(0.04)	$0.02	—

Weighted average common shares outstanding	7,697,185	7,767,100	7,791,555

See notes to consolidated financial statements	F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Restated Note A[1])

	Common Stock				Treasury Stock

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total

Balance - January 1, 2003	7,866,185	$79,000	$2,808,000	$(1,510,000)	(114,000)	$(9,000)	$1,368,000
Purchase of 90,000 shares of treasury stock	—	—	—	—	(90,000)	(8,000)	(8,000)
Net income (loss) for the year ended December 31, 2003	—	—	—	(23,000)	—	—	(23,000)

Balance - December 31, 2003	7,866,185	79,000	2,808,000	(1,533,000)	(204,000)	(17,000)	1,337,000
Retirement of treasury stock	(204,000)	(2,000)	(15,000)	—	204,000	17,000	—
Issuance of common stock as compensation	35,000	—	4,000	—	—	—	4,000
Net income (loss) for the year ended December 31, 2004	—	—	—	123,000	—	—	123,000

Balance - December 31, 2004	7,697,185	77,000	2,797,000	(1,410,000)	—	—	1,464,000
Net income (loss) for the year ended December 31, 2005	—	—		(285,000)	—	—	(285,000)

Balance - December 31, 2005	7,697,185	$77,000	$2,797,000	$(1,695,000)	—	$—	$1,179,000

See notes to consolidated financial statements	F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

			(Restated Note A[1])

Cash flows from operating activities:
Net income (loss)	$(285,000)	$123,000	$(23,000)
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of accounting method change for asset retirement obligations	—	—	84,000
Issuance of stock as compensation	—	4,000	—
Depreciation and amortization	682,000	566,000	779,000
Deferred income tax provision	(110,000)	14,000	41,000
Changes in:
Accounts receivable	124,000	(32,000)	142,000
Accounts receivable - stockholder	(22,000)	39,000	13,000
Other current assets	47,000	(55,000)	(26,000)
Accounts payable and accrued expenses	23,000	(159,000)	(21,000)
Other current liabilities	(39,000)	(3,000)	3,000

Net cash provided by operating activities	420,000	497,000	992,000

Cash flows from investing activities:
Property and equipment	(2,603,000)	—	(803,000)
Progress payments - RMC Gamma Knife	1,282,000	(1,282,000)	—
Decrease (increase) in cash held in escrow	(2,000)	211,000	(211,000)

Net cash used in investing activities	(1,323,000)	(1,071,000)	(1,014,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(505,000)	(1,014,000)	(688,000)
Cash received on financing of equipment	1,319,000	2,010,000	719,000
Purchase of treasury stock	—	—	(8,000)

Net cash used in financing activities	814,000	996,000	23,000

Net change in cash and cash equivalents	(89,000)	422,000	1,000
Cash and cash equivalents - beginning of year	511,000	89,000	88,000

Cash and cash equivalents - end of year	$422,000	$511,000	$89,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$252,000	$59,000	$86,000
Income taxes	$—	$44,000	$—

Supplemental disclosures of noncash activities:
Issuance of stock as compensation	$—	$4,000	$—

See notes to consolidated financial statements	F-7

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]	Basis of preparation and restatement:

U.S. NeuroSurgical, Inc. (“USN” or “the Company”) owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. U.S. NeuroSurgical Physics, Inc. (“USNP”) administers the billing and collection of the fees charged by the physicist who operates the Kansas City gamma knife. USN and USNP are collectively referred to herein as the Company. The Company was a wholly owned subsidiary of GHS, Inc. (“GHS”), a publicly owned company. Effective May 27, 1999, GHS transferred its investment in USNP to USN. On May 20, 1999 the Board of Directors of USN authorized a stock split of USN’s common stock which resulted in the number of outstanding shares of USN common stock equaling the number of shares of GHS common stock outstanding on the date of the spin-off. The Board of Directors of GHS resolved to distribute and the Company did distribute such common shares to its own stockholders on a one-to-one basis in a spin-off transaction. Immediately following the spin-off, USN became a publicly held company.

The consolidated financial statements include the accounts of USN and USNP. Intercompany transactions and balances have been eliminated.

The Company has restated the consolidated financial statements in order to reflect the cumulative effect of adopting the Financial Accounting Standards Board’s Statement No. 143, Accounting for Asset Retirement Obligations, in the statement of operations for the year ended December 31, 2003, rather than reflecting it directly within retained earnings. This resulted in restatement of the consolidated statements of operations, consolidated statements of stockholders’ equity, consolidated statements of cash flows and notes E and M to reflect the $84,000 (net of income tax effect of $56,000) change in the results of operations of the Company.

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

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]	Revenue recognition:

Patient revenue is recognized when the Gamma Knife procedure is rendered.

[4]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[5]	Depreciation and amortization:

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life or the life of the leases. Office furniture and computers are being depreciated on a straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $682,000 $566,000, and $779,000, respectively.

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

[7]	Earnings per share:

Earnings per share are computed by dividing earnings available to common shareholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2005, 2004, and 2003 and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.

[9]	Bad debts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses.

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

The estimated fair value of financial instruments has been determined based on available market

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2005 and 2004 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2005 and 2004.

[12]	Credit Risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

[13]	Asset retirement obligations:

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

[14]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[15]	Recently issued accounting pronouncements:

The FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s residual returns, or both. FIN 46R became effective for variable interest entities created after January 31, 2003, and had no effect on the Company’s financial position as of December 31, 2005 and 2004, and its results of operations for the years then ended.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER (“RMC”)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the “equipment agreement”) with RMC, a stockholder of the Company, for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the “facility”) in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the “equipment”) to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC’s fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month’s average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2005 and 2004, the escrow account balance was $108,000 and $106,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company derived patient revenue from the RMC center in the amounts of $1,134,500, $1,153,000, and $1,449,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

In April of 2005, the Company purchased and installed a new Gamma Knife at RMC to replace the existing equipment. The cost to purchase and install the new equipment was $2,606,000.

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

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (“NYU”)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (“NYU agreement”) with NYU for a period of seven years (“the term”), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company derived patient revenue from the NYU center in the amounts of $973,500, $1,250,000, and $995,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

On December 6, 1994, USN entered into an additional agreement with Elekta to acquire a second Gamma Knife (Knife 2) for $2,900,000 which was also financed by DVI pursuant to a capital lease obligation. The lease terms provided for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty-month Treasury Note rate, as defined in the agreement. The lease obligation has been satisfied.

During 2000, USN entered into two, three-year loan agreements with DVI in the amounts of $625,000 and $194,000 to finance the removal and reinstallation of the supply of cobalt at RMC. The loans bore interest at 10.7% per annum and were collateralized by the Gamma Knife at RMC. These loans have been repaid.

During July 2003, USN entered into a 30-month lease agreement with DVI to finance the removal and reinstallation of the supply of cobalt at NYU. The loan bore interest at 8.5% and was collateralized by the Gamma Knife at NYU. The lease obligation has been satisfied.

On May 22, 2001, USN entered into a forty-month loan agreement with DVI or its successor in the amount of $200,000. The loan bore interest at 9.479% and was collateralized by the Gamma Knife at RMC. This loan has been repaid.

During May 2003, USN entered into a forty-month agreement with DVI in the amount of $137,000. The loan bears interest at 9.208% per annum and is collateralized by the Gamma Knife at RMC. The monthly payment for this loan is $2,897 and will be fully satisfied in July of 2006.

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

In 2004, the Company has purchased a replacement Gamma Knife (Knife 3) at the RMC site and has financed this purchase with a capital lease arrangement with SMT Leasing. The lease agreement provides that any progress payments made to the Gamma Knife manufacturer bear interest at the 60 day U.S. Treasury note rate, with interest only payments every 30 days until installation is completed and accepted. Upon equipment acceptance, the lease obligation repayment begins. Such lease terms require 72 monthly payments of $46,602, at an implicit interest rate of 8.4%.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

The obligations under the capital leases and loans payable are as follows:

	December 31,

	2005	2004

Capital leases - Gamma Knife	$2,701,000	$1,845,000
Loans payable - leasehold improvements	31,000	74,000

	2,732,000	1,919,000
Less current portion	(632,000)	(467,000)

	$2,100,000	$1,452,000

Future payments as of December 31, 2005 on the equipment leases and loans are as follows:

Year Ending December 31,

2006	$849,000
2007	652,000
2008	559,000
2009	559,000
2010	559,000
2011 and thereafter	187,000

3,365,000
Less interest	(633,000)

Present value of net minimum obligation	$2,732,000

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE F - CONCENTRATIONS

For the years ended December 31, 2005, 2004, and 2003,, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2005 and 2004.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE G - TAXES

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$—	$32,000	$(15,000)
State	—	14,000	41,000

	—	46,000	26,000

Deferred:
Federal	(78,000)	10,000	35,000
State	(32,000)	4,000	6,000

	(110,000)	14,000	41,000

	(110,000)	60,000	67,000

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,

	2005	2004	2003

Income tax (benefit) at the federal statutory rate	$(92,000)	$64,000	$44,000
State income tax (benefit), net of federal taxes	(18,000)	9,000	23,000
Other	—	(13,000)	—

Income tax provision (benefit)	$(110,000)	$60,000	$67,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2005	2004

Deferred tax asset:
Net operating loss	$142,000	$—
Asset retirement obligations recorded for financial reporting relating to cumulative change in accounting principles	—	60,000
Excess of book depreciation over tax depreciation	98,000	120,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting to cash basis accounting for tax purposes (1)	(190,000)	(240,000)

Net deferred tax asset (liability)	$50,000	$(60,000)

(1)	In January 2003, the Company filed with the Internal Revenue Service to compute its taxable income utilizing the cash basis of accounting rather than the accrual basis.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE H - LITIGATION

The Company is involved in certain claims and legal actions from time to time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

NOTE I – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2005, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

Year Ending December 31,

2006	$40,000
2007	40,000
2008	10,000

$90,000

Rent expense was approximately $39,000, $41,000, and $36,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Gamma Knives:

The Company purchased and installed a new Gamma Knife for $2,606,000 to replace the existing equipment at the RMC site. The Company has obtained lease financing in connection with this purchase of the Gamma knife.

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

NOTE J - EMPLOYEES’ 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company’s discretionary matching 401(k) contributions for the years ended 2005, 2004, and 2003 were approximately $58,000, $61,000, and $45,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE K - RELATED PARTY TRANSACTIONS

[1]	The amount due to stockholder is due on demand without interest.

[2]

The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six months written notice. The president’s compensation for the years ended December 31, 2005, 2004, and 2003 was $300,000, $300,000 and $300,000, respectively.

NOTE L - TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN’s common stock. Through December 31, 2005, the Company had repurchased 454,500 shares at a cost of $32,000, of which 250,500 shares were retired in 2001 and 204,000 shares were retired in 2004.

NOTE M – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec

2005
Revenue	476	664	546	432
Income (loss) from operations	(119)	41	38	(115)
Net income (loss)	(151)	(41)	(3)	(90)
Basic and diluted income per common share	$(0.02)	$(0.01)	$0.00	$(0.01)

2004
Revenue	529	774	637	463
Income (loss) from operations	40	246	85	(132)
Net income (loss)	33	131	44	(85)
Basic and diluted income per common share	$0.00	$0.02	$0.01	$-0.01

2003
Revenue	835	550	490	569
Income (loss) from operations	257	(54)	(157)	167
Income (loss) before cumulative effect of accounting method change	136	(41)	(110)	76
Cumulative effect of accounting method change (as restated - See note A[1])	—	—	—	(84)
Net income (loss)	136	(41)	(110)	(8)
Basic and diluted income per common share	$0.02	$-0.01	$-0.01	$0.00