Form 10QSB
period 2006-03-31
US NEUROSURGICAL INC
filed 2006-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________ to ___________.

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

As of May 9, 2006, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$428,000	$422,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2006 and 2005)	204,000	280,000
Accounts receivable-stockholder	97,000	79,000
Other current assets	161,000	152,000

Total current assets	$890,000	$933,000

Gamma Knife (net of accumulated depreciation of $4,171,000 in 2006 and $3,987,000 in 2005)	2,829,000	2,982,000
Leasehold improvements (net of accumulated amortization of $1,635,000 in 2006 and $1,641,000 in 2005)	376,000	400,000

Total property and equipment	3,205,000	3,382,000

Deferred tax asset	240,000	240,000
Cash held in escrow	109,000	108,000

TOTAL	$4,444,000	$4,663,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$126,000	$62,000
Obligations under capital lease and loans payable- current portion	657,000	632,000
Due to stockholder	300,000	300,000
Deferred tax liability	154,000	190,000

Total current liabilities	1,237,000	1,184,000

Obligations under capital lease and loans payable-net of current portion	1,914,000	2,100,000
Asset retirement obligations	200,000	200,000

Total liabilities	3,351,000	3,484,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,781,000)	(1,695,000)

Total stockholders’ equity	$1,093,000	$1,179,000

TOTAL	$4,444,000	$4,663,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2006	2005

Revenue:
Patient revenue	$506,000	$476,000

Expenses:
Patient expenses	$216,000	$207,000
Selling, general and administrative	358,000	388,000

Total	574,000	595,000

Loss from operations	$(68,000)	$(119,000)

Interest expense	$(59,000)	$(34,000)
Interest income	5,000	2,000

Loss before income taxes	(122,000)	(151,000)
Income tax benefit	36,000	—

Net loss	$(86,000)	$(151,000)

Proforma basic and diluted loss per share	(0.01)	(0.02)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	(86,000)	$(151,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	177,000	141,000
Deferred income taxes	(36,000)	—
Changes in:
Accounts receivable	58,000	65,000
Other current assets	(9,000)	45,000
Accounts payable and accrued expenses	64,000	255,000

Net cash provided by operating activities	168,000	355,000

Cash flows from investing activities:
RMC Gamma Knife	—	(2,601,000)
Progress payments- RMC Gamma Knife	—	1,282,000
Cash held in escrow	(1,000)	—

Net cash used in investing activities	(1,000)	(1,319,000)

Cash flows from financing activities:
Proceeds from capital lease obligations and loans payable	—	1,089,000
Repayment of capital lease obligations and loans payable	(161,000)	(70,000)

Net cash provide by (used in) financing activities	(161,000)	1,019,000

Net increase in cash and cash equivalents	6,000	55,000

Cash and cash equivalents - beginning of period	422,000	511,000

Cash and cash equivalents - end of period	428,000	$566,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	59,000	$34,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at March 31, 2006, and for the three months ended March 31, 2006 and 2005, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

          Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2005 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note A. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, and asset impairments.

          The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

First Quarter 2006 Compared to First Quarter 2005

          Patient revenue increased 6% to $506,000 in the quarter ended March 31, 2006 from $476,000 for the quarter ended March 31, 2005. The increase was due principally to the fact that the RMC Gamma Knife was fully operational in the first quarter of 2006, but was closed during a portion of the first quarter of 2005 in order to accommodate the replacement of the Gamma Knife equipment at that time. Patient expenses increased 4% to $216,000 for the quarter compared to $207,000 in the same period a year ago. The increase was due to increased depreciation on the gamma knives. Selling, general and administrative expense decreased 8% to $358,000 for the quarter ended March 31, 2006 from $388,000 in the comparable period a year ago. The decrease was due to decreases in professional fees for the period in question. Interest expense increased to $59,000 from $34,000 in the same period a year earlier. This was due to the new lease arrangements for the RMC Gamma Knife. For the quarter ended March 31, 2006, the net loss was $86,000 as compared to a loss of 151,000 for the same period a year earlier. This decreased loss was due primarily to increased revenues and a decrease in related costs of operations.

Liquidity and Capital Resources

          At March 31, 2006 the Company had a working capital deficit of $347,000 as compared to a working capital deficit of $251,000 at December 31, 2005. Cash and cash equivalents at March 31, 2006 were $428,000 as compared with $422,000 at December 31, 2005.

          Net cash provided by operating activities for the three months ended March 31, 2006 was $168,000 as compared to $355,000 for the same period a year earlier. Depreciation and amortization was $177,000 for the three months ended March 31, 2006 as compared to $141,000 in the same period a year earlier.

          During the first quarter of 2005, the Company completed a replacement to the RMC Gamma Knife. The cost was $2,601,000. The lease has payments of $46,600 for 72 months at 8.8 percent. The $211,000 that was held in escrow at December 31, 2003 was paid to US Bank Corp. and Elekta Instruments in March 2004. The reason for the escrow was a lease that had been underfunded by DVI in August 2003. DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in August 2003. The Company began making all lease payments into an escrow account and continued to negotiate with the successor. The Company secured new financing from SMT Leasing to pay off the obligations. The lease has payments of $23,000 for 36 months at 8.8 percent.

          Net cash used in financing activities for the three months ended March 31, 2006 was $161,000 as compared to net cash provided by financing activities of $1,019,000 for the same period a year earlier. The Company paid $161,000 towards its lease obligations as compared to $70,000 in the same period a year ago. We anticipate that with our current cash position, and collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date:	May 12, 2006	By:	/s/ Alan Gold

Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant