Form 10QSB
period 2006-06-30
US NEUROSURGICAL INC
filed 2006-08-14
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes |_|        No |X|

As of July 28, 2006, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

Yes |_|        No |X|

PART 1 - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$457,000	$422,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2006 and 2005)	165,000	280,000
Accounts receivable - stockholder	41,000	79,000
Other current assets	225,000	152,000

Total current assets	888,000	933,000

Gamma Knife (net of accumulated depreciation of $4,293,000 in 2006 and $3,987,000 in 2005)	2,676,000	2,982,000
Leasehold improvements (net of accumulated amortization of $1,689,000 in 2006 and $1,641,000 in 2005)	352,000	400,000

Total property and equipment	3,028,000	3,382,000

Deferred tax asset	240,000	240,000
Cash held in escrow	110,000	108,000

TOTAL	$4,266,000	$4,663,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,000	$62,000
Obligations under capital lease and loans payable - current portion	590,000	632,000
Due to stockholder	300,000	300,000
Deferred tax liability	190,000	190,000

Total current liabilities	1,272,000	1,184,000

Obligations under capital lease and loans payable - net of current portion	1,814,000	2,100,000
Asset retirement obligations	200,000	200,000

Total liabilities	3,286,000	3,484,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	2,797,000	2,797,000
Accumulated deficit	(1,894,000)	(1,695,000)

Total stockholders’ equity	980,000	1,179,000

TOTAL	$4,266,000	$4,663,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
Revenue:
Patient revenue	$528,000	$664,000

Expenses:
Patient expenses	229,000	209,000
Selling, general and administrative	323,000	414,000

	552,000	623,000

Operating income (loss)	(24,000)	41,000

Interest expense	(57,000)	(85,000)
Interest income	4,000	3,000

Loss before income taxes	(77,000)	(41,000)

Income tax provision	(36,000)	—

Net loss	$(113,000)	$(41,000)

Proforma basic and diluted loss per share	$(0.01)	$(0.01)

Proforma weighted average shares outstanding	7,767,100	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2006	2005

Revenue:
Patient revenue	$1,034,000	$1,140,000

Expenses:
Patient expenses	445,000	416,000
Selling, general and administrative	681,000	802,000

	1,126,000	1,218,000

Operating loss	(92,000)	(78,000)

Interest expense	(116,000)	(119,000)
Interest income	9,000	5,000

Net loss	$(199,000)	$(192,000)

Proforma basic and diluted loss per share	$(0.03)	$(0.03)

Proforma weighted average shares outstanding	7,767,100	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(199,000)	$(192,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,000	309,000
Changes in operating assets and liabilities:
Decrease (increase) in receivables	153,000	(54,000)
Decrease (increase) in other current assets	(73,000)	22,000
Increase in payables and other current liabilities and deferred tax liability	130,000	9,000

Net cash provided by operating activities	365,000	94,000

Cash flows from investing activities:
RMC Gamma Knife	—	(2,601,000)
Progress payments - RMC Gamma Knife	—	1,282,000
Increase in cash held in escrow	(2,000)	(1,000)

Net cash used in investing activities	(2,000)	(1,320,000)

Cash flows from financing activities:
Proceeds from capital lease obligations and loans payable	—	1,319,000
Repayment of capital lease obligations and loans payable	(328,000)	(193,000)

Net cash provide by (used in) financing activities	(328,000)	1,126,000

Net change in cash and cash equivalents	35,000	(100,000)

Cash and cash equivalents - beginning of period	422,000	511,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$457,000	$411,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$116,000	$119,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at June 30, 2006, and for the six months ended June 30, 2006 and 2005, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

Second Quarter 2006 Compared to Second Quarter 2005 and Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Patient revenue decreased 2% to $528,000 in the quarter ended June 30, 2006 from $664,000 for the quarter ended June 30, 2005. The decrease was due to reduced patient procedures at both centers, primarily the Kansas City center. Patient expenses increased 10% to $229,000 for the quarter compared to $209,000 in the same period a year ago. The increase was due to increased depreciation on the gamma knives. Selling, general and administrative expense decreased 22% to $323,000 for the quarter ended June 30, 2006 from $414,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and lower overall payroll expenses for the period in question. Interest expense decreased to $57,000 from $85,000 in the same period a year earlier. This was due in part to the new lease arrangements for the RMC Gamma Knife. For the quarter ended June 30, 2006, the net loss was $113,000 as compared to a loss of 41,000 for the same period a year earlier. This increased loss was due primarily to decreased revenues.

For the six months ended June 30, 2006, patient revenue decreased 9% to $1,034,000 from $1,140,000 for the same period a year earlier. The decrease was due to reduced patient procedures at both centers, primarily the Kansas City center. Patient expenses for the six months ended June 30, 2006 increased 7% to $445,000 from $416,000 in the same period a year ago. The increase was due to increased depreciation on the gamma knives. Selling, general and administrative expense decreased 15% to $681,000 for the quarter ended June 30, 2006 from $802,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and lower overall payroll expenses for the period in question. Interest expense decreased to $116,000 from $119,000 in the same period a year earlier. For the six months ended June 30, 2006, the net loss was $199,000 as compared to a loss of 192,000 for the same period a year earlier. This increased loss was due primarily to decreased revenues.

Liquidity and Capital Resources

At June 30, 2006 the Company had a working capital deficit of $384,000 as compared to a working capital deficit of $251,000 at December 31, 2005. Cash and cash equivalents at June 30, 2006 were $457,000 as compared with $422,000 at December 31, 2005.

Net cash provided by operating activities for the six months ended June 30, 2006 was $365,000 as compared to $94,000 for the same period a year earlier. Depreciation and amortization was $354,000 for the three months ended June 30, 2006 as compared to $309,000 in the same period a year earlier.

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

Net cash used in financing activities for the six months ended June 30, 2006 was $328,000 as compared to net cash provided by financing activities of $1,126,000 for the same period a year earlier. The Company paid $328,000 towards its lease obligations as compared to $193,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 11, 2006	By : /s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant