Form 10KSB
period 2006-12-31
US NEUROSURGICAL INC
filed 2007-04-02
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-15586

U.S. Neurosurgical, Inc.
(Name of small business issuer in its charter)

Delaware	52-1842411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Research Blvd, Suite 325,
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(301) 208-8998

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒               No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☒

The issuer’s revenues for its most recent fiscal year: $2,002,000

As of March 16, 2007, the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $600,000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 16, 2007, there were outstanding 7,697,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):     Yes ☐          No ☒

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2006

PART I

Item 1.           Business.

          U.S. Neurosurgical, Inc. (“USN”) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (the “Gamma Knife”). As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “USN.” means U.S.Neurosurgical, Inc. and its subsidiary, U.S. Neurosurgical Physics, Inc. The Company, a Delaware corporation, was formed in July 1993. The Company’s executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

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

General

          USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (“RMC”) in Kansas City, Missouri, and one on the premises of New York University Medical Center (“NYU”) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife centers. USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

          USN’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities, if it were to explore opening additional centers. USN believes that, as of December 31, 2006, there were approximately 107 Gamma Knife treatment centers in the U.S.

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

          USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Hospital Corporation of America (HCA). USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN’s facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2006, 2005 and 2004, USN derived revenues from the RMC center of approximately $901,000, $1,134,500 and $1,153,000, respectively, as a result of 67, 103 and 111 procedures performed, respectively, during such periods.

          USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankcruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. The Company refinanced the lease with SMT Leasing in April 2004. During November 2002, the Company extended the term of its agreement with NYU until 2010. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN. NYU provides the medical and technical staff to operate the facility. NYU pays USN a scheduled fee based on the number of patient procedures performed. For the years ended December 31, 2006, 2005, and 2004, USN derived revenues from the NYU center of approximately $968,000, $973,500 and $1,250,000, respectively, as a result of 152, 161 and 162 procedures performed, respectively, during such periods.

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

Future Gamma Knife Centers

          USN is currently exploring other opportunities for Gamma Knife centers and centers that provide related healthcare services located near hospitals throughout the U.S. Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Employees

          U.S. Neurosurgical, Inc. has four full-time employees and relies on consultants for certain services as required from time to time. Of its full-time employees, three are engaged in sales, marketing and administration, and one is a physicist.

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

Gamma Knife Financing

          The Gamma Knife is an expensive piece of equipment, presently costing from $3.0 to $4.2 million, depending on features. Therefore, the Company’s development of new Gamma Knife centers is dependent on its ability to secure favorable financing. In addition, after a number of years of use, the radioactive cobalt contained in the Gamma Knife requires replacement. This is also an expensive process. The cobalt at the NYU facility was reloaded in August 2003 and the costs were approximately $800,000, which were partially financed. The payments are for $23,000 per month until March 2007.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

          None

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters.

          The Company’s Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2005 through December 31, 2006.

Period	High Bid	Low Bid

January 1 – March 31, 2005	.28	.16
April 1 - June 30, 2005	.21	.18
July 1 – September 30, 2005	.18	.16
October 1 – December 31, 2005	.20	.15

January 1 – March 31, 2006	.15	.11
April 1 - June 30, 2006	.15	.11
July 1 – September 30, 2006	.12	.09
October 1 – December 31, 2006	.11	.08

          The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of March 16, 2007, there were approximately 400 holders of record of the Company’s Common Stock.

          To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

          During the fourth quarter of 2006, the Company did not purchase any of its own equity securities.

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

          Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2001 through 2005. The latest financial statements of the Company are included in Item 13 in Part IV of this report. The information set forth in this table and the discussion below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,

	2006	2005	2004	2003	2002

(in thousands, except per share amounts)				(As restated)

Operating Revenue	$2,002	$2,108	$2,403	$2,444	$2,639
Expenses:
Patient expense	908	816	780	820	930
General and administrative	1,219	1,447	1384	1411	1386
Interest expense	228	252	59	86	163
Cumulative effect of accounting method change (net of applicable income income tax of $56,000)				(84)
Net Income (loss)	(383)	(285)	123	(23)	98

Basic and diluted Income (loss) per common share:
Income before cumulative effect of accounting method change	$(0.05)	$(0.04)	$0.02	$0.01	$0.01
Cumulative effect of accounting method change				$(0.01)
Net income (loss)	$(0.05)	$(0.04)	$0.02	$0.00	$0.01

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$297	$422	$511	$89	$88
Total assets	3,496	4,663	4,201	3,150	2,963
Long-term obligations	1,811	2,300	1,652	542	101
Stockholders equity	1,096	1,179	1,464	1,337	1,368

Results of operations

          2006 Compared to 2005

          Patient revenue declined 5% to $2,002,000 in 2006 as compared to $2,108,000 in 2005. The decrease in revenue is primarily due to a decrease in patient volume at our RMC site, resulting largely from competition from other stereotactic modalities at other centers. This decrease was particularly significant in view of the fact that RMC site was closed for 5 weeks in March/April of 2005 when the Gamma Knife was replaced with a new model

          Patient expenses rose 5% to $908,000 in 2006 from $816,000 in 2005. The increase was partly due to to higher depreciation charges beginning in the first half of 2005 resulting from the installation of the new machine at RMC. Selling, general and administrative expense (“SG&A”) decreased 16% to $1,219,000 in 2006 from $1,447,000 in the previous year. This decrease in SG&A resulted principally from lower marketing costs for the RMC site, as well as steps taken by the Company to streamline overall administrative costs. Interest expense decreased 10% to $228,000 in 2006 from $252,000 in 2005. This decrease was due to the amortization of the gamma knifes and a loan was paid off completely during 2006. As a result of the above, principally the decrease in revenues in 2006, the Company experienced a net loss of $383,000 as compared to net income of $285,000 in the prior year.

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

Liquidity and capital resources

          At December 31, 2006 the Company had working capital of $120,000 as compared to a working capital deficit of $251,000 at December 31, 2005. This reduction is due principally to the fact that the capital lease obligation relating to the equipment at the NYU facility is scheduled to be satisfied at the end ot March of 2007.

          Cash and cash equivalents at December 31, 2006 were $297,000 as compared to $422,000 at December 31, 2005. Net cash provided by operating activities was $535,000 in 2006 as compared with $420,000 for the same period a year earlier. Depreciation and amortization was $709,000 in 2006 as compared to $682,000 in 2005. Accounts receivable decreased $48,000 during the year as compared to a decrease of $124,000 in 2005. Accounts payable increased by $61,000 during 2005 as compared to a increase of $23,000 in 2005.

          Net cash used in investing activities for the year ended 2006 was $5,000 as compared to $1,323,000 in the year ago period. The large change in 2005 was due to the upgrade of the equipment at RMC site during that year.

          For the year ended December 31, 2006, net cash used in financing activities was $655,000 as compared to $814,000 net cash provided by financing activities in 2005. The change was due to the financing of the new equipment at the RMC site during 2005.

Off-balance sheet arangements

          None

Tabular disclosure of contractual obligations

          The following is a summary of the Company’s contractual obligations at December 31, 2006:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital (Finance) Lease Obligations	$2,078,000	$467,000	$910,000	$701,000

Asset retirement obligation	$200,000		$100,000		$100,000

Total	$2,278,000	$467,000	$1,010,00	$701,000	$100,000

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

Item 7.          Financial Statements.

          The financial statements and supplementary data required by this item are set forth in Item 13 in this Annual Report of Form 10-KSB beginning at page F-1.

Item 8.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          There have been no disagreements between the Company and its former accountant during the past two fiscal years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which have not been resolved to the satisfaction of the former accountant.

Item 8A.       Controls and Procedures.

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We do realize that we are a very small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances. Because the Company does not currently have a separate chief financial officer, the Chief Executive Officer performs these functions with the support of one of the Company’s outside directors who assists in the reporting and disclosure process (the “Lead Director”).

          Management of the Company, including the Chief Executive Officer and the Lead Director, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.       Other Information.

          Not applicable.

PART III

Item 9.           Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

          The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	62	President & Chairman

William F. Leimkuhler	55	Director

Charles H. Merriman, III	72	Director

Susan Greenwald	61	Vice President and Secretary

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

          William F. Leimkuhler has served as director of USN since May 1999. He also served as a director of GHS since its inception in 1984 through November 1999. Mr Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm. Mr. Leimkuhler also serves as a director of Speedus Corp. and Integral Systems, Inc.

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

          Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of USN since May 1999. She performed services for GHS in the same 15 capacity from its inception in 1983 through May 1999. Ms. Greenwald was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in Federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

          Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2006, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 10.           Executive Compensation.

          The information below sets forth the compensation for the year ended December 31, 2006, 2005, and 2004, for the Chief Executive Officer of the Company.

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary($)

Alan Gold	2006	$300,000
President & Director	2005	$300,000
	2004	$300,000

Director Compensation

          During 2006, our Directors who are not officers or employees (“Non-Employee Directors”) were entitled to an annual retainer of $3,000. The Chairman of the Company’s Audit Committee, who also serves as th Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

          The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 12.           Certain Relationships and Related Transactions.

          None

PART IV

Item 13.       Exhibits.

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

(c)     Financial Statement Schedules. None

Item 14.       Principal Accounting Fees and Services.

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2006, 2005 and 2004, the Company paid or accrued $39,336, $47,586 and $40,000, respectively, for Audit Fees to Goodman and Company, LLP.

          Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2006, 2005 and 2004, the Company did not pay or accrue any amounts for Audit Related Fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2006, 2005 and 2004, the Company paid $9,879, $0 and $5,586 for Tax Fees to Goodman and Company, LLP.

          All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2006, 2005 and 2004, the Company did not pay or accrue any amounts for these services.

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

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

By	/s/ Alan Gold

Alan Gold
President and Chief Executive Officer
and
Principal Financial Officer

Dated: March 30, 2007

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2007	/s/ Alan Gold

Alan Gold
President and Director
(Chief Executive Officer)

March 30, 2007	/s/ William F. Leimkuhler

William F. Leimkuhler
Director

March 30, 2007	/s/ Charles H. Merriman III

Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

// Contents

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. NeuroSurgical, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Goodman and Company, LLP
Rockville, Maryland
March 26, 2007

See notes to consolidated financial statements	F-2

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$297,000	$422,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2006 and 2005)	119,000	280,000
Accounts receivable - RMC	175,000	79,000
Other current assets	119,000	152,000

Total current assets	710,000	933,000

Property and equipment:
Gamma Knives (net of accumulated depreciation of $4,599,000 in 2006 and $3,987,000 in 2005)	2,370,000	2,982,000
Leasehold improvements (net of accumulated amortization of $1,739,000 in 2006 and $1,641,000 in 2005)	303,000	400,000
Office furniture and computers (net of accumulated depreciation of $107,000 in 2006 and $107,000 in 2005)	—	—

	2,673,000	3,382,000

Cash held in escrow	113,000	108,000
Deferred tax asset	—	240,000

	$3,496,000	$4,663,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$122,000	$62,000
Obligations under capital leases and loans payable - current portion	467,000	632,000
Due to stockholder	—	300,000
Deferred tax liability	—	190,000

Total current liabilities	589,000	1,184,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	1,611,000	2,100,000

Total liabilities	2,400,000	3,484,000

Commitments, litigation and other matters (Notes B[10], D, F and I)

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,697,185 shares issued at December 31, 2006 and 2005	77,000	77,000
Additional paid-in capital	3,097,000	2,797,000
Accumulated deficit	(2,078,000)	(1,695,000)

	1,096,000	1,179,000

	$3,496,000	$4,663,000

See notes to consolidated financial statements	F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,

	2006	2005	2004

Revenue (Notes C and D)	$2,002,000	$2,108,000	$2,403,000

Costs and expenses:
Patient expenses	908,000	816,000	780,000
Selling, general and administrative	1,245,000	1,447,000	1,384,000

	2,153,000	2,263,000	2,164,000

Income (loss) from operations	(151,000)	(155,000)	239,000

Interest expense	(228,000)	(252,000)	(59,000)
Interest income	20,000	12,000	3,000
Other Income	26,000	—	—

	(182,000)	(240,000)	(56,000)

Income (loss) before income taxes	(333,000)	(395,000)	183,000

Provision for income tax expense (benefit)	50,000	(110,000)	60,000

Net income (loss)	$(383,000)	$(285,000)	$123,000

Basic and diluted net income (loss) per share:

Net income (loss)	$(0.05)	$(0.04)	$(0.02)

Weighted average common shares outstanding	7,697,185	7,697,185	7,767,100

See notes to consolidated financial statements	F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total

Balance - January 1, 2004	7,866,185	$79,000	$2,808,000	$(1,533,000)	(204,000)	$(17,000)	$1,337,000
Retirement of treasury stock	(204,000)	(2,000)	(15,000)	—	204,000	17,000	—
Issuance of common stock as compensation	35,000	—	4,000	—	—	—	4,000
Net income for the year ended December 31, 2004	—	—	—	123,000	—	—	123,000

Balance - December 31, 2004	7,697,185	77,000	2,797,000	(1,410,000)	—	—	1,464,000
Net loss for the year ended December 31, 2005	—	—		(285,000)	—	—	(285,000)

Balance - December 31, 2005	7,697,185	77,000	2,797,000	(1,695,000)	—	—	1,179,000
Conversion of due to stockholder to paid-in capital			300,000				300,000
Net loss for the year ended December 31, 2006	—	—		(383,000)	—	—	(383,000)

Balance - December 31, 2006	7,697,185	$77,000	$3,097,000	$(2,078,000)	—	$—	$1,096,000

See notes to consolidated financial statements	F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(383,000)	$(285,000)	$123,000
Adjustments to reconcile to net cash provided by operating activities:
Issuance of stock as compensation	—	—	4,000
Depreciation and amortization	709,000	682,000	566,000
Deferred income tax provision	50,000	(110,000)	14,000
Changes in:
Accounts receivable	48,000	124,000	(32,000)
Accounts receivable - stockholder	17,000	(22,000)	39,000
Other current assets	33,000	47,000	(55,000)
Accounts payable and accrued expenses	61,000	23,000	(159,000)
Other current liabilities	—	(39,000)	(3,000)

Net cash provided by operating activities	535,000	420,000	497,000

Cash flows from investing activities:
Property and equipment	—	(2,603,000)	—
Progress payments - RMC Gamma Knife	—	1,282,000	(1,282,000)
Decrease (increase) in cash held in escrow	(5,000)	(2,000)	211,000

Net cash used in investing activities	(5,000)	(1,323,000)	(1,071,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(655,000)	(505,000)	(1,014,000)
Cash received on financing of equipment	—	1,319,000	2,010,000

Net cash used in financing activities	(655,000)	814,000	996,000

Net change in cash and cash equivalents	(125,000)	(89,000)	422,000
Cash and cash equivalents - beginning of year	422,000	511,000	89,000

Cash and cash equivalents - end of year	$297,000	$422,000	$511,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$228,000	$252,000	$59,000
Income taxes	$—	$—	$44,000

Supplemental disclosures of noncash activities:
Issuance of stock as compensation	$—	$—	$4,000
Conversion of due to stockholder to paid-in-capital	$300,000	$—	$—

See notes to consolidated financial statements	F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE A – ORGANIZATION AND BUSINESS

US NeuroSurgical, Inc., a Delaware Corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (“RMC”) in Kansas City, Missouri, and one on the premises of New York University Medical Center (“NYU”) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife centers. USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]	Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, US NeuroSurgical Physics. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases. Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for 2006, 2005 and 2004 was $ 709,000, $ 682,000, and $ 566,000, respectively.

[6]	Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to amounts more likely than not to be realized.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2006, 2005, and 2004, and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2006, 2005, or 2004.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2006 and 2005 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2006 and 2005.

[12]	Credit Risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in two banks totals $88,464 at December 31, 2006. Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

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

[14]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15]	Recent Accounting and Regulatory Pronouncements

Currently Effective

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the“rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s financial condition or results of operations.

Effective in Future Years

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact, if any, that adoption may have on its financial statements.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE C - AGREEMENTS WITH RESEARCH MEDICAL CENTER (“RMC”)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the “equipment agreement”) with RMC, a stockholder of the Company, for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the “facility”) in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the “equipment”) to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC’s fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month’s average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2006 and 2005, the escrow account balance was $113,000 and $108,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]). The Company derived patient revenue from the RMC center of $1,015,000, $1,134,500, and $1,153,000 for 2006, 2005, and 2004, respectively.

In April, 2005, the Company purchased and installed a new Gamma Knife at RMC to replace the existing equipment. The cost to purchase and install the new equipment was $2,606,000.

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

NOTE D - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (“NYU”)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (“NYU agreement”) with NYU for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company derived patient revenue from the NYU center of $968,000, $973,500, and $1,250,000 for 2006, 2005, and 2004, respectively.

The NYU agreement has been extended from December 2004 and now expires June 2010. In addition, the fee structure under the amendment has changed, effective December 1, 2004, to provide for a payment to USN of a flat fee for each patient procedure performed.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE E - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was originally thought to be fully funded by DVI Financial Services, Inc. (DVI). Also in August 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code and it was determined that DVI had failed to make payments of $150,000 to the cobalt vendor, Elekta. Commencing September 2003, the Company made all loan and lease payments, then owed to DVI or its successor, into an escrow account held by the Company’s attorney and commenced negotiations for a resolution to the underfunding of the payments to Elekta. During February 2004, the Company paid $50,000 of the amount owed to Elekta. The Company released the escrowed amounts to DVI or its successor in payment of all loan and lease obligations through March 15, 2004 and reached an agreement that the amount owed to DVI or its successor for the NYU cobalt reload was equal to $560,000 representing the amount funded by DVI of $582,000 reduced by a payment made by USN during August 2003. In April 2004, the Company refinanced the lease for $728,000 which was used to repay $560,000 owed to DVI or its successor, to pay the remaining $100,000 plus sales tax owed to Elekta and to refund $50,000 to the Company for the payment made to Elekta during February 2004. The agreement with SMT Leasing requires 36 monthly payments of $23,107, bears interest at 8.883% and is collateralized by the Gamma Knife at NYU. The final payment for this lease will be paid in April, 2007.

In 2005, the Company purchased a replacement Gamma Knife (Knife 3) at the RMC site and has financed this purchase with a capital lease arrangement with SMT Leasing. The lease agreement provides that any progress payments made to the Gamma Knife manufacturer bear interest at the 60-day U.S. Treasury note rate, with interest only payments every 30 days until installation is completed and accepted. Upon equipment acceptance, the lease obligation repayment begins. Such lease terms require 72 monthly payments of $46,602, at an implicit interest rate of 8.4%.

The obligations under the capital leases and loans payable are as follows:

	December 31,

	2006	2005

Capital leases - Gamma Knife	$2,078,000	$2,701,000
Loans payable - leasehold improvements	—	31,000

	2,078,000	2,732,000
Less current portion	(467,000)	(632,000)

	$1,611,000	$2,100,000

Future payments as of December 31, 2006 on the equipment leases and loans are as follows:

Year Ending December 31,

2007	$629,000
2008	559,000
2009	559,000
2010	559,000
2011 and thereafter	187,000

2,493,000
Less interest	(415,000)

Present value of net minimum obligation	$2,078,000

The Company’s Gamma Knives are held under capital leases and amortization is included in depreciation expense.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE F – ASSET RETIREMENT OBLIGATIONS

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

NOTE G - CONCENTRATIONS

For 2006, 2005, and 2004, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2006 and 2005.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE H - TAXES

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,

	2006	2005	2004

Current:
Federal	$—	$—	$32,000
State	—	—	14,000

	—	—	46,000

Deferred:
Federal	40,000	(78,000)	10,000
State	10,000	(32,000)	4,000

	50,000	(110,000)	14,000

	$50,000	$(110,000)	$60,000

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,

	2006	2005	2004

Income tax (benefit) at the federal statutory rate	$(113,000)	$(92,000)	$64,000
State income tax (benefit), net of federal taxes	(17,000)	(18,000)	9,000
Other	22,000	—	(13,000)
Change in valuation allowance	158,000	—	—

Income tax provision (benefit)	$50,000	$(110,000)	$60,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE H – TAXES (CONTINUED)

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2006	2005

Deferred tax asset:
Net operating loss	$260,000	$142,000
Excess of book depreciation over tax depreciation	15,000	98,000

	275,000	240,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting to cash basis accounting for tax purposes primarily related to accounts receivable, prepaid expenses, and accounts payable	(117,000)	(190,000)

	158,000	50,000
Valuation Allowance	(158,000)	—

Net deferred tax asset	$—	$50,000

NOTE I - LITIGATION

The Company is involved in certain claims and legal actions from time-to-time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

NOTE J – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2006, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note B(2) are as follows:

Year Ending
December 31,

2007	$40,000
2008	10,000

$50,000

Rent expense was approximately $41,000, $39,000, and $41,000, for 2006, 2005, and 2004, respectively.

Gamma Knives:

The Company purchased and installed a new Gamma Knife for $2,606,000 to replace the existing equipment at the RMC site. The Company has obtained lease financing in connection with this purchase of the Gamma Knife.

The Company is required to reload cobalt at each facility approximately every 5 years. The cobalt at RMC was reloaded in 2000 at a cost of approximately $800,000 and cobalt at NYU was reloaded in 2003 at a cost of approximately $803,000.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE J – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE K - EMPLOYEES ’ 401(K) PLAN

The Company has established an employee benefits plan covering substantially all of its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made no discretionary matching 401(k) contribution for the year ended 2006. The discretionary matching 401(k) contribution for 2005 and 2004 were approximately $58,000 and $61,000, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

[1]	The amount due to stockholder is due on demand without interest. This amount was converted to paid-in capital during 2006.

[2]

The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice. The president’s compensation for 2006, 2005, and 2004, was $300,000, $300,000 and $300,000, respectively.

NOTE M - TREASURY STOCK

In December 2000, the USN board of directors authorized the repurchase of up to 500,000 shares of USN’s common stock. Through December 31, 2006, the Company had repurchased 454,500 shares at a cost of $32,000, of which 250,500 shares were retired in 2001 and 204,000 shares were retired in 2004.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations: (in thousands)

	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec

2006
Revenue	506	528	414	554
Income (loss) from operations	(68)	(24)	(117)	84
Net loss	(86)	(113)	(169)	35
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

2005
Revenue	476	664	546	432
Income (loss) from operations	(119)	41	38	(115)
Net loss	(151)	(41)	(3)	(90)
Basic and diluted loss per common share	$(0.02)	$(0.01)	$0.00	$(0.01)

2004
Revenue	529	774	637	463
Income (loss) from operations	40	246	85	(132)
Net income (loss)	33	131	44	(85)
Basic and diluted income (loss) per common share	$0.00	$0.02	$0.01	$(0.01)