Form 10QSB
period 2007-03-31
US NEUROSURGICAL INC
filed 2007-05-15
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from_____________to_____________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 27, 2007, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

Yes ☐	No ☒

PART 1 — FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$213,000	$297,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2007 and 2006)	223,000	119,000
Accounts receivable-stockholder	66,000	175,000
Other current assets	127,000	119,000

Total current assets	$629,000	$710,000

Gamma Knife (net of accumulated depreciation of
$4,783,000 in 2007 and $4,599,000 in 2006)	2,217,000	2,370,000
Leasehold improvements (net of accumulated amortization
of $1,763,000 in 2007 and $1,739,000 in 2006)	279,000	303,000

Total property and equipment	2,496,000	2,673,000

Cash held in escrow	113,000	113,000

TOTAL	$3,238,000	$3,496,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$160,000	$122,000
Obligations under capital lease
and loans payable-current portion	407,000	467,000

Total current liabilities	567,000	589,000

Obligations under capital lease and loans payable-net
of current portion	1,506,000	1,611,000
Asset retirement obligations	200,000	200,000

Total liabilities	2,273,000	2,400,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,209,000)	(2,078,000)

Total stockholders’ equity	$965,000	$1,096,000

TOTAL	$3,238,000	$3,496,000

NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Revenue:
Patient revenue	$462,000	$506,000

Expenses:
Patient expenses	$232,000	$216,000
Selling, general and administrative	317,000	358,000

Total	$549,000	$574,000

Operating income (loss)	$(87,000)	$(68,000)

Interest expense	$(47,000)	$(59,000)
Interest income	3,000	5,000

Income (loss) before income taxes	$(131,000)	$(122,000)
Income tax benefit (provision)	—	36,000

Net income (loss)	$(131,000)	$(86,000)

Proforma basic and diluted income (loss) per share	$(0.02)	$(0.01)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(131,000)	$(86,000)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	177,000	177,000
Deferred income taxes	—	(36,000)
Changes in:
Accounts receivable	5,000	58,000
Other current assets	(8,000)	(9,000)
Accounts payable and accrued expenses	38,000	64,000

Net cash provided by operating activities	$81,000	$168,000

Cash flows from investing activities:
Increase in cash held in escrow	$—	(1,000)

Net cash (used in) provided by investing activities	$—	$(1,000)

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	$(165,000)	(161,000)

Net cash used in financing activities	$(165,000)	$(161,000)

Net (decrease) increase in cash and cash equivalents	$(84,000)	$6,000

Cash and cash equivalents - beginning of period	$297,000	$422,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$213,000	$428,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$47,000	$59,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at March 31, 2007, and for the three months ended March 31, 2007 and 2006, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2006 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note B. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

First Quarter 2007 Compared to First Quarter 2006

Patient revenue decreased 9% to $462,000 in the quarter ended March 31, 2007 from $506,000 for the quarter ended March 31, 2006. The decrease was due primarily to reduced patient procedures at the Kansas City center. Patient expenses increased 7% to $232,000 for the first quarter of 2007 compared to $216,000 in the same period a year ago. The increase was due primarily to maintenance charges incurred on the Gamma Knife equipment at the Kansas City center during the recent quarter. No such charges were incurred in the same period a year ago since the equipment was still under warranty at the time. Selling, general and administrative expense decreased 11% to $317,000 for the quarter ended March 31, 2007 from $358,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and lower overall payroll expenses for the period in question. Interest expense decreased 20% to $47,000 from $59,000 in the same period a year earlier. This was due in part to the new lease arrangements for the RMC Gamma Knife. For the quarter ended March 31, 2007, the net loss was $131,000 as compared to a loss of 86,000 for the same period a year earlier. This increased loss was due primarily to decreased revenues.

Liquidity and Capital Resources

At March 31, 2007 the Company had working capital of $62,000 as compared to $121,000 at December 31, 2006. Cash and cash equivalents at March 31, 2007 were $213,000 as compared with $297,000 at December 31, 2006.

Net cash provided by operating activities for the three months ended March 31, 2007 was $81,000 as compared to $168,000 for the same period a year earlier. Depreciation and amortization was $177,000 for the three months ended March 31, 2007, the same as it was in the same period a year earlier.

The Company paid $165,000 towards its lease obligations during the three months ended March 31, 2007 as compared to $161,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that the cash position is sufficient for the next twelve months.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc.

(Registrant)

Date: May 14, 2007	By : /s/ Alan Gold

Alan Gold

Director, President and

Chief Executive Officer

and

Principal Financial Officer

of the Registrant