Form 10QSB
period 2007-06-30
US NEUROSURGICAL INC
filed 2007-08-14
CIK 1089815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                               Yes ☐  No ☒

As of July 27, 2007, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

Yes ☐  No ☒

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$208,000	$297,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2007 and 2006)	191,000	119,000
Accounts receivable - RMC	39,000	175,000
Other current assets	71,000	119,000

Total current assets	$509,000	$710,000

Gamma Knife (net of accumulated depreciation of
$4,905,000 in 2007 and $4,599,000 in 2006)	2,064,000	2,370,000
Leasehold improvements (net of accumulated amortization
of $1,895,000 in 2007 and $1,739,000 in 2006)	255,000	303,000

Total property and equipment	2,319,000	2,673,000

Due from related party	18,000	—
Cash held in escrow	115,000	113,000

TOTAL	$2,961,000	$3,496,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$178,000	$122,000
Obligations under capital leases
and loans payable- current portion	416,000	467,000

Total current liabilities	594,000	589,000

Obligations under capital leases and loans payable - net
of current portion	1,398,000	1,611,000
Asset retirement obligations	200,000	200,000

Total liabilities	2,192,000	2,400,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,405,000)	(2,078,000)

Total stockholders’ equity	$769,000	$1,096,000

TOTAL	$2,961,000	$3,496,000	`

The accompanying notes to financial statements are an integral part hereof.
3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2007	2006

Revenue:
Patient revenue	$392,000	$528,000

Expenses:
Patient expenses	$233,000	$229,000
Selling, general and administrative	316,000	323,000

Total	549,000	552,000

Operating loss	$(157,000)	$(24,000)

Interest expense	$(42,000)	$(57,000)
Interest income	3,000	4,000

Loss before income taxes	(196,000)	(77,000)

Income tax provision	—	(36,000)

Net loss	$(196,000)	$(113,000)

Proforma basic and diluted loss per share	(0.03)	(0.01)

Proforma weighted average shares outstanding	7,697,185	7,767,100

The accompanying notes to financial statements are an integral part hereof.
4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

	2007	2006

Revenue:
Patient revenue	$854,000	$1,034,000

Expenses:
Patient expenses	$465,000	$445,000
Selling, general and administrative	633,000	681,000

Total	1,098,000	1,126,000

Operating loss	$(244,000)	$(92,000)

Interest expense	$(89,000)	$(116,000)
Interest income	6,000	9,000

Net loss	$(327,000)	$(199,000)

Proforma basic and diluted loss per share	(0.04)	(0.03)

Proforma weighted average shares outstanding	7,697,185	7,767,100

The accompanying notes to financial statements are an integral part hereof.
5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Loss from continuing operations	(327,000)	(199,000)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	354,000	354,000
Changes in operating assets and liabilities:
Decrease in receivables	64,000	153,000
Decrease (increase) in other current assets	48,000	(73,000)
Increase in payables and other current liabilities	56,000	130,000

Net cash provided by operating activities	195,000	365,000

Cash flows from investing activities:
Increase in due from related party	(18,000)
Increase in cash held in escrow	(2,000)	(2,000)

Net cash used in investing activities	(20,000)	(2,000)

Cash flows from financing activities:

Repayment of capital lease obligations and loans payable	(264,000)	(328,000)

Net (decrease) increase in cash and cash equivalents	(89,000)	35,000

Cash and cash equivalents - beginning of period	297,000	422,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	208,000	457,000

Supplemental disclosures of cash flow information:
Cash paid for interest	89,000	116,000

The accompanying notes to financial statements are an integral part hereof.
6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

                The accompanying financial statements at June 30, 2007, and for the six months ended June 30, 2007 and 2006, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-KSB.

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

Note B – Uncertainties

                In May of 2007, the Company filed a lawsuit against Research Medical Center (“RMC”) in the Circuit Court of Jackson County, Missouri. RMC is the hospital in Kansas City where the Company’s Kansas City center is located and to which USN provides Gamma Knife Services on a cost per treatment basis. The litigation involves the Company’s claims for additional reimbursement from RMC under the Gamma Knife Neuroradiosurgery Equipment Agreement of December 29, 1993 between USN and RMC (“the Agreement”). The litigation is in its early stages and it is not possible to say whether the outcome will result in any additional payments to USN.

                Primarily due to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a working capital deficit of $85,000 as of June 30, 2007. The Company experienced a net after tax loss of $383,000 for the year ended December 31, 2006 and an after tax loss of $327,000 for the six month period ended June 30, 2007.

                The Company’s management is taking steps to improve profitability and overcome the negative effects of its working capital deficit, but the final effects of such steps cannot be assessed at this time. Nevertheless, the Company has already experienced an increase in the volume of procedures at the Kansas City center in July, and procedures scheduled for the month of August are higher than previous periods. In addition, the Company has taken steps to reduce maintenance expenses and has arranged for reductions in payroll expenses in the event losses continue.

7

                The Company believes such changes will improve its liquidity and will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses and debt (and lease) service requirements for the next year.

Item 2.  Management Discussion and Analysis or Plan of Operation

Critical Accounting Policies

                The condensed financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2006 Annual Report on Form 10-KSB, filed, in the Notes to the Financial Statements, Note B. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

                The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Results of Operation: Second Quarter 2007 Compared to Second Quarter 2006 and Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

                Patient revenue decreased 26% to $392,000 in the quarter ended June 30, 2007 from $528,000 for the quarter ended June 30, 2006. The decrease was due primarily to reduced patient procedures at the Kansas City center. Patient expenses increased 2% to $233,000 for the second quarter of 2007 compared to $229,000 in the same period a year ago. Although patient revenue was down significantly as compared to the prior period, patient expenses are principally fixed, consisting largely of maintenance and depreciation, and thus did not decrease. Selling, general and administrative expense decreased 2% to $316,000 for the quarter ended June 30, 2007 from $323,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and payroll expenses for the period in question. Interest expense decreased 26% to $42,000 from $57,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement for most of the second quarter of 2007. For the quarter ended June 30, 2007, the net loss was $196,000 as compared to a loss of 113,000 for the same period a year earlier. This increased loss was due primarily to the lower level of revenues for the period.

                For the six months ended June 30, 2007, patient revenue decreased 17% to $854,000 from $1,034,000 for the same period a year earlier. The decrease was due primarily to reduced patient procedures at the Kansas City center. Patient expenses for the six months ended June 30, 2007 increased 4% to $465,000 from $445,000 in the same period a year ago. Although patient revenue was down significantly as compared to the prior period, patient expenses are principally fixed, consisting largely of maintenance and depreciation, and thus did not decrease. Selling, general and administrative expense decreased 7% to $663,000 for the six months ended June 30, 2007 from $681,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and lower payroll expenses for the period in question. Interest expense decreased 23% to $89,000 from $116,000 in the same period a year earlier, due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement for most of the second quarter of 2007. For the six months ended June 30, 2007, the net loss was $327,000 as compared to a loss of $199,000 for the same period a year earlier. This increased loss was due primarily to decreased revenues during this period.

Liquidity and Capital Resources

                At June 30, 2007 the Company had a working capital deficit of $85,000 as compared to positive working capital of $121,000 at December 31, 2006. Cash and cash equivalents at June 30, 2007 were $208,000 as compared with $297,000 at December 31, 2006.

                Net cash provided by operating activities for the six months ended June 30, 2007 was $195,000 as compared to $365,000 for the same period a year earlier. Depreciation and amortization was $354,000 for the six months ended June 30, 2007, the same as it was in the first six months of 2006.

                The Company paid $264,000 towards its lease obligations during the six months ended June 30, 2007 as compared to $328,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

                We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-KSB for the fiscal year ended December 31, 2006, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should consider carefully these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

                Operating Losses.  We have experienced significant operating losses and may continue to do so in the future. We reported a net after tax loss of $383,000 for the year ended December 31, 2006 and $327,000 for the first six months of 2007. While the Company is taking steps to improve profitability, it is likely that losses will continue in the near term.

                Availability of Working Capital. To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife centers. If losses continue, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

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

                There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                In May of 2007, USN filed a lawsuit against Research Medical Center (“RMC”) in the Circuit Court of Jackson County, Missouri. RMC is the hospital in Kansas City where USN’s Kansas City center is located and to which USN provides Gamma Knife Services on a “cost per treatment” basis. The litigation involves USN’s claims for additional reimbursement from RMC under the Gamma Knife Neuroradiosurgery Equipment Agreement of December 29, 1993 between USN and RMC (“the Agreement”).

                The Agreement provides for certain minimum payments, as well as other payments, to be made by RMC to USN. In the lawsuit, USN claims that RMC substantially underpaid it for a number of years. The litigation is in its early stages and it is not possible to say whether the outcome will result in any additional payments to USN. In addition, it is not clear how the presence of the lawsuit will impact RMC’s willingness to perform its future obligations under the Agreement. RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN. Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on the RMC’s performance under the Agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                Not applicable.

Item 3.  Defaults Upon Senior Securities

                Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.  Other Information

                Not applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications
14

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 13, 2007	By :	/s/ Alan Gold

Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant
15