Form 10QSB
period 2007-09-30
US NEUROSURGICAL INC
filed 2007-11-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or
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

Yes ☐ No ☒

As of October 26, 2007, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$288,000	$297,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2007 and 2006)	126,000	119,000
Accounts receivable - RMC	42,000	175,000
Other current assets	108,000	119,000

Total current assets	564,000	710,000

Gamma Knife (net of accumulated depreciation of
$5,058,000 in 2007 and $4,599,000 in 2006)	1,911,000	2,370,000
Leasehold improvements (net of accumulated amortization
of $1,761,000 in 2007 and $1,739,000 in 2006)	281,000	303,000
Office furniture and computers (net of accumulated depreciation
of $107,000 in 2007 and $107,000 in 2006)	-	-

Total property and equipment	2,192,000	2,673,000

Due from related party	19,000	-
Cash held in escrow	51,000	113,000

TOTAL	$2,826,000	$3,496,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$119,000	$122,000
Obligations under capital leases
and loans payable - current portion	425,000	467,000

Total current liabilities	544,000	589,000

Obligations under capital leases and loans payable - net
of current portion	1,288,000	1,611,000
Asset retirement obligations	200,000	200,000

Total liabilities	2,032,000	2,400,000

Stockholders' equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,380,000)	(2,078,000)

Total stockholders' equity	794,000	1,096,000

TOTAL	$2,826,000	$3,496,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006

Revenue:
Patient revenue	$376,000	$414,000

Expenses:
Patient expenses	132,000	231,000
Selling, general and administrative	182,000	300,000

Total	314,000	531,000

Operating income (loss)	62,000	(117,000)

Interest expense	(41,000)	(57,000)
Interest income	3,000	5,000
Other income	3,000	-

Income (loss) before income taxes	27,000	(169,000)
Provision for income tax expense	(1,000)	-

Net income (loss)	$26,000	$(169,000)

Proforma basic and diluted income (loss) per share	$0.00	$(0.02)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007	2006

Revenue:
Patient revenue	$1,230,000	$1,448,000

Expenses:
Patient expenses	597,000	676,000
Selling, general and administrative	815,000	981,000

Total	1,412,000	1,657,000

Operating loss	(182,000)	(209,000)

Interest expense	(130,000)	(173,000)
Interest income	9,000	14,000
Other income	3,000	-

Loss before income taxes	(300,000)	(368,000)
Provision for income tax expense	(1,000)	-

Net loss	$(301,000)	$(368,000)

Proforma basic and diluted loss per share	$(0.04)	$(0.05)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Loss from continuing operations	$(301,000)	$(368,000)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	480,000	531,000
Changes in operating assets and liabilities:
Decrease in receivables - net	126,000	194,000
Decrease (increase) in other current assets	11,000	(4,000)
Increase (decrease) in payables and other current liabilities	(3,000)	55,000

Net cash provided by operating activities	313,000	408,000

Cash flows from investing activities:
Increase in due from related party	(19,000)	-
Decrease (increase) in cash held in escrow	62,000	(4,000)

Net cash used in investing activities	43,000	(4,000)

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	(365,000)	(493,000)

Net decrease in cash and cash equivalents	(9,000)	(89,000)

Cash and cash equivalents - beginning of period	297,000	422,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$288,000	$333,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$130,000	$173,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A – Basis of Preparation

        The accompanying financial statements at September 30, 2007, and for the nine months ended September 30, 2007 and 2006, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-KSB.

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

        Primarily due to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a substantial reduction in its working capital ($20,000 as of September 30, 2007). The Company experienced a net after tax loss of $383,000 for the year ended December 31, 2006 and an after tax loss of $301,000 for the nine month period ended September 30, 2007.

        The Company’s management is taking steps to improve profitability and overcome the negative effects of the reduction in working capital, but the final effects of such steps cannot be assessed at this time. In addition, the Company has taken steps to reduce maintenance expenses and has arranged for reductions in payroll expenses.

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

Results of Operation: Third Quarter 2007 Compared to Third Quarter 2006 and Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        Patient revenue decreased 9% to $376,000 in the quarter ended September 30, 2007 from $414,000 for the quarter ended September 30, 2006. The decrease was due primarily to reduced patient procedures at the Kansas City center. Patient expenses decreased 43% to $132,000 for the third quarter of 2007 compared to $231,000 in the same period a year ago. This decrease was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives. Selling, general and administrative expense decreased 39% to $182,000 for the quarter ended September 30, 2007 from $300,000 in the comparable period a year ago. The decrease was due to decreases in amortization expense, professional fees and payroll expenses for the period in question. Interest expense decreased 28% to $41,000 from $57,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement during the third quarter of 2007. For the quarter ended September 30, 2007, the Company reported net income of $26,000 as compared to a net loss of $169,000 for the same period a year earlier. Although the Company experienced a lower level of revenues for the period, overall profitability improved from the prior period due to the expense reductions discussed above.

        For the nine months ended September 30, 2007, patient revenue decreased 15% to $1,230,000 from $1,448,000 for the same period a year earlier. The decrease was due primarily to reduced patient procedures at the Kansas City center. Patient expenses for the nine months ended September 30, 2007 decreased 12% to $597,000 from $676,000 in the same period a year ago. This decrease was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives. Selling, general and administrative expense decreased 17% to $815,000 for the nine months ended September 30, 2007 from $981,000 in the comparable period a year ago. The decrease was due to decreases in professional fees and lower payroll expenses for the period in question. Interest expense decreased 25% to $130,000 from $173,000 in the same period a year earlier, due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement for the third quarter, and most of the second quarter, of 2007. For the nine months ended September 30, 2007, the net loss was $301,000 as compared to a loss of $368,000 for the same period a year earlier. Although the Company experienced a lower level of revenues for the period, the net loss was lower than in the prior period due to the expense reductions discussed above.

Liquidity and Capital Resources

        At September 30, 2007 the Company had working capital of $20,000 as compared to working capital of $121,000 at December 31, 2006. Cash and cash equivalents at September 30, 2007 were $288,000 as compared with $297,000 at December 31, 2006.

        Net cash provided by operating activities for the nine months ended September 30, 2007 was $313,000 as compared to $408,000 for the same period a year earlier. Depreciation and amortization was $480,000 for the nine months ended September 30, 2007, as compared with $531,000 the first nine months of 2006.

        The Company paid $365,000 towards its lease obligations during the nine months ended September 30, 2007 as compared to $493,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

        We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-KSB for the fiscal year ended December 31, 2006, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

        Operating Losses. We have experienced significant operating losses and may continue to do so in the future. We reported a net after tax loss of $383,000 for the year ended December 31, 2006 and $301,000 for the first nine months of 2007. While the Company is taking steps to improve profitability, it is likely that losses will continue in the near term.

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

        There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: November 15, 2007	U.S. Neurosurgical, Inc. (Registrant) By: /s/ Alan Gold —————————————— Alan Gold Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant