Form 10KSB
period 2007-12-31
US NEUROSURGICAL INC
filed 2008-03-31
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for its most recent fiscal year: $1,638,000

As of March 14, 2008, the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $450,000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 14, 2008, there were outstanding 7,697,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2007

PART I

Item 1.	Description of Business.

          U.S. Neurosurgical, Inc. (“USN” or the “Company”) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (the “Gamma Knife”). As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “USN.” means U.S. Neurosurgical, Inc. and its subsidiaries, U.S. Neurosurgical Physics, Inc. and USN Corona, Inc. The Company, a Delaware corporation, was formed in July 1993. The Company’s executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

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

          USN’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC and NYU Gamma Knife centers, USN would seek cooperative ventures with these facilities, if it were to explore opening additional centers. USN believes that, as of

December 31, 2007, there were approximately 115 Gamma Knife treatment centers in the U.S.

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

          USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Hospital Corporation of America (HCA). USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialed by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility. USN’s facility agreements with RMC expire in 2015 and there are no renewal options. Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN. For the year ended December 31, 2007, 2006 and 2005, USN derived revenues from the RMC center of approximately $1,031,000, $901,000 and $1,134,500, respectively, as a result of 164, 67 and 103 procedures performed, respectively, during such periods.

          USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the cobalt source was reloaded in the New York Gamma Knife. After making the first 80% of payments equivalent to $582,000 to Elekta Instruments, DVI, the leasing company that USN had used for the previous six years on all transactions, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. USN began making all lease payments into an escrow account beginning in September 2003 while the Company continued to negotiate with DVI and its successor. The Company refinanced the lease with SMT Leasing in April 2004. During November 2002, the Company extended the term of its agreement with NYU until 2010. The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN. NYU provides the medical and technical staff to operate the facility. NYU pays USN a scheduled fee based on the number of patient procedures performed. For the years ended December 31, 2007, 2006, and 2005, USN derived revenues from the NYU center of approximately $603,000, $968,000 and $973,500, respectively, as a result of 44, 152 and 161 procedures performed, respectively, during such periods.

          In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, that was originally thought to be fully funded by DVI, Inc. In August, after making the first payment of $21,584 on August 10, 2003, USN found that DVI, Inc. had failed to make the final 2 payments to Elekta that amounted to $150,000. On August 15, 2003, DVI, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code seeking to reorganize. In September 2003 and the months after, the Company made lease payments into an escrow account controlled by counsel while it negotiated a resolution to the shortfall created by DVI. The new financing was for approximately $728,000 that was payable over 36 months at $23,000 per month beginning in April 2004 and ending in March of 2007.

Future Gamma Knife Centers

          During the fourth quarter of 2007, a newly formed wholly-owned subsidiary of the USN, USN Corona, Inc (“USNC”), entered into a contract with Corona Gamma Knife, LLC (“CGK”) to develop and manage a Gamma Knife center at San Antonio Community Hospital in Upland California. CGK is party to a 14-year agreement with the San Antonio Community Hospital to renovate space in the hospital and install and operate a Leksell Perfexion™ Gamma Knife. CGK will lease the Gamma Knife from Neuropartners LLC. USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC. The remaining interests in CGK and Neuropartners LLC are owned by local investors.

          There remain a number of conditions that must be met before the Gamma Knife center at San Antonio Community Hospital can be constructed. Building plans for the project have been submitted to the State of California, but there can be no assurance that such plans will be approved. A financing commitment has been obtained, but the project has not yet been funded. Because of these factors, there can be no assurance that this new center will be opened.

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

Liability Insurance

          Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN’s professional medical liability and general liability policies have limits of $3 million each. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

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

Gamma Knife Supply and Servicing

          To date, USN has purchased all of its Gamma Knife equipment from Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers. During 2004, the Company entered into an agreement to upgrade to a new Gamma Knife at RMC. Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment. USN arranges for maintenance services for its Gamma Knives through Elekta. Any interruption in the supply of equipment or services from Elekta would adversely affect USN’s ability to maintain its Gamma Knife treatment centers.

Gamma Knife Financing

          The Gamma Knife is an expensive piece of equipment, presently costing from $3.0 to $4.2 million, depending on features. Therefore, the Company’s development of new Gamma Knife centers is dependent on its ability to secure favorable financing. In addition, after a number of years of use, the radioactive cobalt contained in the Gamma Knife requires replacement. This is also an expensive process. The cobalt at the NYU facility was reloaded in August 2003 and the costs were approximately $800,000, which were partially financed. This capital lease obligation was fully satisfied in March 2007.

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

Dependence on Hospital, Healthcare Organizations and Others

          USN business model is to reach an arrangement with a hospital or other medical centers for the installation and operation of a Gamma Knife facility and then to purchase the Gamma Knife equipment and construct and operate the facility. Before entering into such an agreement, USN must make an assessment of the economic feasibility of operating the Gamma Knife at that location. The Company retains no control or influence over the medical staff or decisions regarding the treatment of patients. In that regard, USN’s economic success is highly dependent on its initial determinations of the viability of the Gamma Knife’s location. Should the medical center or the physicians at that medical center ultimately use the Gamma Knife facility for significantly fewer patients than initially projected, the Company could be required to operate the Gamma Knife Center at a loss for an extended period of time.

Item 2.	Description of Property.

          The Company’s base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $40,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. Rent is deducted up front in the fee paid to USN for the use of the Gamma Knife. USN’s agreements with RMC expire in September 2015 and there are no renewal options. USN’s agreement with NYU was extended in 2002 and now expires in June 2009.

Item 3.	Legal Proceedings.

          During 2007, USN instituted a lawsuit against Midwest Division – RMC LLC, in the Circuit Court of Jackson County, Missouri seeking damages against the defendant as successor to USN’s agreement with Research Medical Center relating to the Kansas City Gamma Knife center. USN is seeking damages arising out of the agreement, executed in December 1993. In the course of an audit, USN discovered that the defendant had failed to make proper payments to USN under that agreement. USN is now seeking damages for underpayments.

          Management is aggressively seeking the payments that it believes the Company is due under the agreement. However, the case is early in the discovery stage and the Company is unable to assess the prospects for recovery. There has been no counterclaim by the defendant, so if there is an unfavorable outcome, at the present time it appears that USN would not suffer material damages. In addition, patients continue to receive treatment at the Kansas City center and payments for those treatments are being made to USN in accordance with the method that management of USN maintains should have applied in the prior periods in dispute. Management believes that the only issue is whether USN will benefit from any recovery through this lawsuit with respect to such prior periods.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None

PART II

Item 5. Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

          The Company’s Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2006 through December 31, 2007.

Period	High Bid	Low Bid

January 1 – March 31, 2006	.15	.11
April 1 - June 30, 2006	.15	.11
July 1 – September 30, 2006	.12	.09
October 1 – December 31, 2006	.11	.08

January 1 – March 31, 2007	.11	.08
April 1 - June 30, 2007	.08	.05
July 1 – September 30, 2007	.06	.05
October 1 – December 31, 2007	.07	.04

          The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of March 14, 2008, there were approximately 400 holders of record of the Company’s Common Stock.

          To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

          During the fourth quarter of 2007, the Company did not purchase any of its own equity securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

          Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2003 through 2007. The latest financial statements of the Company are included in Item 13 in Part IV of this report. The information set forth in this table and the discussion below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,

(in thousands, except per share amounts)	2007	2006	2005	2004	2003

					(As restated)

Operating Revenue	$1,638	$2,002	$2,108	$2,403	$2,444
Expenses:
Patient expense	766	908	816	780	820
General and administrative	1,052	1,245	1,447	1384	1411
Interest expense	168	228	252	59	86
Cumulative effect of accounting method change (net of applicable income tax of $56,000)					(84)
Net Income (loss)	(335)	(383)	(285)	123	(23)

Basic and diluted Income (loss) per common share:
Income before cumulative effect of accounting method change	$(0.04)	$(0.05)	$(0.04)	$0.02	$0.01
Cumulative effect of accounting method change	—	—	—	—	$(0.01)
Net income (loss)	$(0.04)	$(0.05)	$(0.04)	$0.02	$0.00

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$372	$297	$422	$511	$89
Total assets	2,641	3,496	4,663	4,201	3,150
Long-term obligations	1,377	1,811	2,300	1,652	542
Stockholders equity	761	1,096	1,179	1,464	1,337

Results of operations

          2007 Compared to 2006

          Patient revenue declined 18% to $1,638,000 in 2007 as compared to $2,002,000 in 2006. The decrease in revenue is primarily due to a decrease in patient volume at our RMC site, resulting largely from competition from other stereotactic modalities at other centers.

          Patient expenses declined 16% to $766,000 in 2007 from $908,000 in 2006. The decrease was primarily due to lower maintenance costs for the equipment. Selling, general and administrative expense (“SG&A”) decreased 16% to $1,052,000 in 2007 from $1,245,000 in the previous year. This decrease in SG&A resulted principally from lower payroll costs, as well as continued steps taken by the Company to streamline overall administrative costs. Interest expense decreased 26% to $168,000 in 2007 from $228,000 in 2006. This decrease was due to repayment of the NYU loan. As a result of the above, principally the decrease in revenues in 2007, the Company experienced a net loss of $335,000, which compares to the net loss of $333,000 in the prior year.

          2006 Compared to 2005

          Patient revenue declined 5% to $2,002,000 in 2006 as compared to $2,108,000 in 2005. The decrease in revenue is primarily due to a decrease in patient volume at our RMC site, resulting largely from competition from other stereotactic modalities at other centers. This decrease was particularly significant in view of the fact that RMC site was closed for 5 weeks in March/April of 2005 when the Gamma Knife was replaced with a new model

          Patient expenses rose 5% to $908,000 in 2006 from $816,000 in 2005. The increase was partly due to higher depreciation charges beginning in the first half of 2005 resulting from the installation of the new machine at RMC. Selling, general and administrative expense (“SG&A”) decreased 16% to $1,245,000 in 2006 from $1,447,000 in the previous year. This decrease in SG&A resulted principally from lower marketing costs for the RMC site, as well as steps taken by the Company to streamline overall administrative costs. Interest expense decreased 10% to $228,000 in 2006 from $252,000 in 2005. This decrease was due to the amortization of the gamma knifes and a loan was paid off completely during 2006. As a result of the above, principally the decrease in revenues in 2006, the Company experienced a net loss of $383,000 as compared to net income of $285,000 in the prior year.

Liquidity and capital resources

          At December 31, 2007 the Company had working capital of $62,000 as compared to $121,000 at December 31, 2006. This reduction is due principally to the fact that the capital lease obligation relating to the equipment at the NYU facility was satisfied at the end of March of 2007.

          Cash and cash equivalents at December 31, 2007 were $372,000 as compared to $297,000 at December 31, 2006. Net cash provided by operating activities was $501,000 in 2007 as compared with $535,000 for the same period a year earlier. Depreciation and amortization was $649,000 in 2007 as compared to $709,000 in 2006. Accounts receivable decreased $23,000 during the year as compared to a decrease of $48,000 in 2006. Accounts payable and accrued expenses decreased by $53,000 during 2007 as compared to an increase of $61,000 in 2006.

          Net cash provided by investing activities for the year ended 2007 was $41,000 as compared to a use of $5,000 in the year ago period.

          For the year ended December 31, 2007, net cash used in financing activities was $467,000 as compared to $655,000 in 2006.

Off-balance sheet arrangements

          None

Tabular disclosure of contractual obligations

          The following is a summary of the Company’s contractual obligations at December 31, 2007:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital (Finance) Lease Obligations	$1,611,000	$434,000	$994,000	$183,000
Asset retirement obligation	$200,000		$100,000		$100,000
Total	$1,811,000	$434,000	$1,094,00	$183,000	$100,000

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

Item 8A(T).	Controls and Procedures.

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We do realize that we are a very small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances. Because the Company does not currently have a separate chief financial officer, the Chief Executive Officer performs these functions with the support of one of the Company’s outside directors who assists in the reporting and disclosure process (the “Lead Director”).

          Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

          Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management has identified the following material weaknesses as of December 31, 2007: (1) the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements, (2) the Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expenses. Specifically, effective controls were not designed and in place to ensure that management maintained the appropriate level of personnel resources with an adequate experience and expertise in the area of GAAP accounting for income taxes. These material weaknesses contributed to control deficiencies, as well as audit adjustments to the 2007 annual consolidated financial statements in the financial reporting and close process.

          Additionally, the material weakness noted above could result in a material misstatement to the Company’s interim or annual consolidated financial statements and disclosures which would not be prevented or detected. As a result of these material weaknesses, Management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the framework issued by COSO.

          As noted above, the Company’s business and management infrastructure is relatively small – only four full-time employees, and only two of which have accounting and financial reporting responsibilities. In the interests of efficiency, and given the Company’s current size and the state of its operations, the Company’s Chief Executive Officer functions as chief financial officer and chief accounting officer. An inherent challenge in a small business such as this is that effective financial reporting is necessarily dependent upon the performance of one or two individuals. Additionally, segregation of duties is in most cases impractical. The Company endeavors to mitigate these limitations by relying on and the Lead Director to assist in oversight of critical corporate, accounting and financial reporting functions. With these limitations in mind, management is taking steps to remediate the control deficiencies noted above through the use of additional outside contractors with the requisite experience and expertise in GAAP accounting.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information.

          Not applicable.

PART III

Item 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

          The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	63	President & Chairman

William F. Leimkuhler	56	Director

Charles H. Merriman, III	73	Director

Susan Greenwald	62	Vice President and Secretary

          Alan Gold has served as President and Chairman of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr. Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

          William F. Leimkuhler has served as director of USN since May 1999. He currently serves as lead director and as chairman of USN’s audit committee. He also served as a director of GHS since its inception in 1984 through November 1999. Mr. Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999. He also acts as a consultant on corporate and business development matters to several emerging growth companies. From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm. Mr. Leimkuhler also serves as a director of Speedus Corp., Integral Systems, Inc and Argan, Inc.

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

Summary Compensation Table

	Annual Compensation
Name and
Principal Position	Year	Salary($)

Alan Gold	2007	$225,000
President & Director	2006	$300,000
	2005	$300,000

Director Compensation

          During 2007, our Directors who are not officers or employees (“Non-Employee Directors”) were entitled to an annual retainer of $3,000. The Chairman of the Company’s Audit Committee, who also serves as the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

          The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                        The following table sets forth, as of March 14, 2008, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

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

Item 12.          Certain Relationships and Related Transactions, and Director Independence.

              None

PART IV

Item 13.           Exhibits.

(a)	Financial Statements and Financial Statement Schedules. The following are filed as part of this report:

          All schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)	Exhibits:

3.1

Form of Amended and Restated Certificate of Incorporation of U.S. Neurosurgical, Inc. (“USN”) (incorporated herein by reference to Exhibit 3.1 to our Form 10 Registration Statement as filed July 1, 1999)

	3.2	Form of Amended and Restated Bylaws of USN (incorporated herein by reference to Exhibit 3.2 to our Form 10 Registration Statement as filed July 1, 1999)

	4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)

	10.1	Distribution Agreement dated May 27, 1999 between GHS, Inc. (“GHS”) and USN (incorporated herein by reference to Exhibit 10.1 to our Form 10 Registration Statement as filed July 1, 1999)

	10.2	Tax Matters Agreement dated May 27,1999 between GHS and USN (incorporated herein by reference to Exhibit 10.2 to our Form 10 Registration Statement as filed July 1, 1999)

	10.3	Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (incorporated herein by reference to Exhibit 10.3 to our Form 10 Registration Statement as filed July 1, 1999)

	10.4	Employment Agreement dated December 14,1984 between USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS’s Registration Statement No. 33-4532-W on form S-18)

	10.5	Gamma Knife Neuroradiosurgery Equipment Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to

Exhibit 10h to GHS’s Quarterly Report or Form 10-Q for the quarter ended September 30, 1993)

10.6

Ground Lease Agreement dated August, 1993 between Research Medical Center and USN (incorporated by reference to Exhibit 10j to GHS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.7	LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and USN (incorporated by reference to Exhibit 10k to GHS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.8	Agreement dated December 29, 1993 between USN and Elekta Instruments, Inc. (incorporated by reference to 10o to GHS’s 1994 Annual Report on Form 10-K)

10.9	Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS’s 1997 Annual Report on form 10-K)

10.10

Gamma Knife Neuroradiosurgery Equipment dated as of November 26, 1996 between New York University on behalf of New York University Medical Center and USN (incorporated herein by reference to Exhibit 10.10 to our Form 10 Registration Statement as filed July 1, 1999)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to our Form 10 Registration Statement as filed July 1, 1999)

31.1*	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(c)	Financial Statement Schedules. None

Item 14.          Principal Accounting Fees and Services.

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2007, 2006 and 2005, the Company paid or accrued $56,052, $39,336 and $47,586, respectively, for Audit Fees to Goodman and Company, LLP.

          Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2007, 2006 and 2005, the Company did not pay or accrue any amounts for Audit Related Fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2007, 2006 and 2005, the Company paid $9,500, $9,879 and $0 for Tax Fees to Goodman and Company, LLP.

          All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2007, 2006 and 2005, the Company did not pay or accrue any amounts for these services.

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

Alan Gold
President and Chief Executive Officer
and
Principal Financial Officer

Dated:	March 29, 2008

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2008	/s/ Alan Gold

Alan Gold
President and Director
(Chief Executive Officer)

March 29, 2008	/s/ William F. Leimkuhler

William F. Leimkuhler
Director

March 29, 2008	/s/ Charles H. Merriman III

Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. U.S. NeuroSurgical, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Goodman and Company, LLP
Rockville, Maryland
March 26, 2008

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance sheets

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$372,000	$297,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2007 and 2006)	96,000	119,000
Accounts receivable - RMC	45,000	175,000
Other current assets	52,000	119,000

Total current assets	565,000	710,000

Property and equipment:

Gamma Knives (net of accumulated depreciation of $5,242,000 in 2007 and $4,599,000 in 2006)	1,758,000	2,370,000
Leasehold improvements (net of accumulated amortization of $1,771,000 and $1,739,000 in 2006)	266,000	303,000
Office furniture and computers (net of accumulated depreciation of $107,000 in 2007 and $107,000 in 2006)	—	—

	2,024,000	2,673,000

Cash held in escrow	52,000	113,000

	$2,641,000	$3,496,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$69,000	$122,000
Obligations under capital leases and loans payable - current portion	434,000	467,000

Total current liabilities	503,000	589,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	1,177,000	1,611,000

Total liabilities	1,880,000	2,400,000

Commitments, litigation and other matters (Notes B[10], D, F, I and J)

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,697,185 shares issued at December 31, 2006 and 2005	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,413,000)	(2,078,000)

	761,000	1,096,000

	$2,641,000	$3,496,000

See notes to consolidated financial statements	F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,

	2007	2006	2005

Revenue (Notes C and D)	$1,638,000	$2,002,000	$2,108,000

Costs and expenses:
Patient expenses	766,000	908,000	816,000
Selling, general and administrative	1,052,000	1,245,000	1,447,000

	1,818,000	2,153,000	2,263,000

Loss from operations	(180,000)	(151,000)	(155,000)

Interest expense	(168,000)	(228,000)	(252,000)
Interest income	11,000	20,000	12,000
Other Income	2,000	26,000	—

	(155,000)	(182,000)	(240,000)

Loss before income taxes	(335,000)	(333,000)	(395,000)

Provision for income tax expense (benefit)	—	50,000	(110,000)

Net loss	$(335,000)	$(383,000)	$(285,000)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.04)

Weighted average common shares outstanding	7,697,185	7,697,185	7,697,185

See notes to consolidated financial statements	F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance - January 1, 2005	7,697,185	$77,000	$2,797,000	$(1,410,000)	$1,464,000
Net loss for the year ended December 31, 2005	—	—	—	(285,000)	(285,000)

Balance - December 31, 2005	7,697,185	77,000	2,797,000	(1,695,000)	1,179,000
Conversion of due to stockholder to paid-in capital	—	—	300,000	—	300,000
Net loss for the year ended December 31, 2006	—	—	—	(383,000)	(383,000)

Balance - December 31, 2006	7,697,185	77,000	3,097,000	(2,078,000)	1,096,000

Net loss for the year ended December 31, 2007	—	—	—	(335,000)	(335,000)

Balance - December 31, 2007	7,697,185	$77,000	$3,097,000	$(2,413,000)	$761,000

See notes to consolidated financial statements	F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	649,000	709,000	682,000
Deferred income tax provision	—	50,000	(110,000)
Changes in:
Accounts receivable	23,000	48,000	124,000
Accounts receivable - stockholder	130,000	17,000	(22,000)
Other current assets	87,000	33,000	47,000
Accounts payable and accrued expenses	(53,000)	61,000	23,000
Other current liabilities	—	—	(39,000)

Net cash provided by operating activities	501,000	535,000	420,000

Cash flows from investing activities:
Investment in unconsolidated entities	(20,000)	—	—
Property and equipment	—	—	(2,603,000)
Progress payments - RMC Gamma Knife	—	—	1,282,000
Decrease (increase) in cash held in escrow	61,000	(5,000)	(2,000)

Net cash used in investing activities	41,000	(5,000)	(1,323,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(467,000)	(655,000)	(505,000)
Cash received on financing of equipment	—	—	1,319,000

Net cash used in financing activities	(467,000)	(655,000)	814,000

Net change in cash and cash equivalents	75,000	(125,000)	(89,000)
Cash and cash equivalents - beginning of year	297,000	422,000	511,000

Cash and cash equivalents - end of year	$372,000	$297,000	$422,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$168,000	$228,000	$252,000

Supplemental disclosures of noncash activities:
Conversion of due to stockholder to paid-in-capital	$—	$300,000	$—

See notes to consolidated financial statements	F-6

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE A – ORGANIZATION AND BUSINESS

U.S. NeuroSurgical, Inc. (USN), a Delaware Corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas City, Missouri, and one on the premises of New York University Medical Center (NYU) in New York, New York. Management continues to explore opportunities to open additional Gamma Knife centers. USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a new wholly-owned subsidiary, USN Corona, Inc. There was no activity within this subsidiary except for its investments in Corona Gamma Knife, LLC and Neuropartners, LLC, which were formed to develop and manage a Gamma Knife center in California.

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]	Basis of presentation and consolidation

The consolidated financial statements include the accounts of USN and its wholly owned subsidiaries, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases. Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for 2007, 2006, and 2005 was $649,000, $709,000, and $682,000, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Valuation allowances are established when necessary to reduce tax assets to amounts more likely than not to be realized.

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2007, 2006, and 2005, and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2007, 2006, or 2005.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2007 and 2006 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2007 and 2006.

[12]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in two banks totals $20,967 at December 31, 2007. Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

[13]	Asset retirement obligations:

In June 2001, the Financial Accounting Standards Board (FASB), issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (FAS143) effective for the fiscal years beginning after June 15, 2002. Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated fair value of such liabilities. The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

Effective in Future Years

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

the potential impact, if any, of the adoption of SFAS 159 on the Company’s consolidated financial position and results of operations.

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired in the business combination, liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in a business combination. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

NOTE C - AGREEMENTS WITH RESEARCH MEDICAL CENTER (RMC)

[1] Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the “equipment agreement”) with RMC, a stockholder of the Company, for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the “facility”) in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the “equipment”) to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC’s fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month’s average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2007 and 2006, the escrow account balance was $52,000 and $113,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note C[2]). The Company derived patient revenue from the RMC center of $603,000, $1,015,000, and $1,134,500, for 2007, 2006, and 2005, respectively.

In April 2005, the Company purchased and installed a new Gamma Knife at RMC to replace the existing equipment. The cost to purchase and install the new equipment was $2,606,000.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE D - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company derived patient revenue from the NYU center of $1,031,000, $968,000, and $973,500, for 2007, 2006, and 2005, respectively.

The NYU agreement has been extended from December 2004 and now expires March 2009. In addition, the fee structure under the amendment has changed, effective December 1, 2004, to provide for a payment to USN of a flat fee for each patient procedure performed.

NOTE E - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was originally thought to be fully funded by DVI Financial Services, Inc. (DVI). Also in August 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy Code and it was determined that DVI had failed to make payments of $150,000 to the cobalt vendor, Elekta. Commencing September 2003, the Company made all loan and lease payments, then owed to DVI or its successor, into an escrow account held by the Company’s attorney and commenced negotiations for a resolution to the underfunding of the payments to Elekta. During February 2004, the Company paid $50,000 of the amount owed to Elekta. The Company released the escrowed amounts to DVI or its successor in payment of all loan and lease obligations through March 15, 2004 and reached an agreement that the amount owed to DVI or its successor for the NYU cobalt reload was equal to $560,000 representing the amount funded by DVI of $582,000 reduced by a payment made by USN during August 2003. In April 2004, the Company refinanced the lease for $728,000 which was used to repay $560,000 owed to DVI or its successor, to pay the remaining $100,000 plus sales tax owed to Elekta and to refund $50,000 to the Company for the payment made to Elekta during February 2004. The agreement with SMT Leasing required 36 monthly payments of $23,107, interest at 8.883% and was collateralized by the Gamma Knife at NYU. The final payment for this lease was April, 2007.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE E - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

The obligations under the capital leases and loans payable are as follows:

	December 31,

	2007	2006

Capital leases - Gamma Knife	$1,611,000	$2,078,000

Less current portion	(434,000)	(467,000)

	$1,177,000	$1,611,000

Future payments as of December 31, 2006 on the equipment leases and loans are as follows:

Year Ending
December 31,

2008	$559,000
2009	559,000
2010	559,000
2011 and thereafter	187,000

1,864,000
Less interest	(253,000)

Present value of net minimum obligation	$1,611,000

The Company’s Gamma Knives are held under capital leases and amortization is included in depreciation expense.

NOTE F - ASSET RETIREMENT OBLIGATIONS

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

NOTE G - CONCENTRATIONS

For 2007, 2006, and 2005, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2007 and 2006.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE H - TAXES

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,

	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	40,000	(78,000)
State	—	10,000	(32,000)

	—	50,000	(110,000)

	$—	$50,000	$(110,000)

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,

	2007	2006	2005

Income tax (benefit) at the federal statutory rate	$(114,000)	$(113,000)	$(92,000)
State income tax (benefit), net of federal taxes	(17,000)	(17,000)	(18,000)
Other	(8,000)	22,000	—
Change in valuation allowance	139,000	158,000	—

Income tax provision (benefit)	$—	$50,000	$(110,000)

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2007	2006

Deferred tax asset:
Net operating loss	$310,000	$260,000
Excess of book depreciation over tax depreciation	35,000	15,000

	345,000	275,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting to cash basis accounting for tax purposes primarily related to accounts receivable, prepaid expenses, and accounts payable	(48,000)	(117,000)

	297,000	158,000
Valuation allowance	(297,000)	(158,000)

Net deferred tax asset	$—	$—

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE H – TAXES (CONTINUED)

has taken or expects to take on tax return. The Company does not have any unrecognized tax benefits as defined by FIN 48 and therefore there was no effect on the Company’s financial position or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Maryland. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2004.

NOTE I - LITIGATION

The Company is involved in certain claims and legal actions from time-to-time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

NOTE J – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space under an operating lease expiring March 2008. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2007, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note C(2) are as follows:

Year Ending December 31,

2008	$13,600
2009	3,600
2010	3,600
2011	3,600
2012	3,600
Thereafter	13,500

$41,500

Rent expense was approximately $52,000, $41,000, and $39,000, for 2007, 2006, and 2005, respectively.

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

Product liability:

Although USN does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. USN’s professional medical liability and general liability policies have limits of $3 million each. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE K - EMPLOYEES’ 401(K) AND IRA PLANS

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made no discretionary matching 401(k) or IRA contribution for 2007 and 2006.

NOTE L - RELATED PARTY TRANSACTIONS

[1]	The amount due to stockholder is due on demand without interest. This amount was converted to paid-in capital during 2006.

[2]

The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice. The president’s compensation for 2007, 2006, and 2005, was $225,000, $300,000 and $300,000, respectively. The president voluntarily accepted reduced compensation for three months in 2007.

NOTE M – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited 2007 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Revenue	$462	$392	$376	$408
Income (loss) from operations	(87)	(157)	62	2
Net income (loss)	(131)	(196)	26	(34)
Basic and diluted income (loss) per common share	$(0.02)	$(0.03)	$0.00	$0.00

2006
Revenue	$506	$528	$414	$554
Income (loss) from operations	(68)	(24)	(117)	84
Net income (loss)	(86)	(113)	(169)	35
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

2005
Revenue	$476	$664	$546	$432
Income (loss) from operations	(119)	41	38	(115)
Net loss	(151)	(41)	(3)	(90)
Basic and diluted loss per common share	$(0.02)	$(0.01)	$0.00	$(0.01)