Form 10QSB
period 2008-03-31
US NEUROSURGICAL INC
filed 2008-05-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                              Yes ☐     No ☒

As of May 2, 2007, there were outstanding 7,697,185 shares of the registrant’s Common Stock. $.01 par value.

Transitional Small Business Disclosure Format (check one)

 Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$401,000	$372,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2008 and 2007)	197,000	96,000
Accounts receivable-stockholder	42,000	45,000
Other current assets	49,000	52,000

Total current assets	$689,000	$565,000

Gamma Knife (net of accumulated depreciation of $5,395,000 in 2008 and $5,242,000 in 2007)	1,605,000	1,758,000
Leasehold improvements (net of accumulated amortization of $1,776,000 in 2008 and $1,771,000 in 2007)	261,000	266,000

Total property and equipment	1,866,000	2,024,000

Cash held in escrow	52,000	52,000

TOTAL	$2,607,000	$2,641,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$109,000	$69,000
Obligations under capital lease and loans payable- current portion	445,000	434,000

Total current liabilities	554,000	503,000

Obligations under capital lease and loans payable-net of current portion	1,061,000	1,177,000
Asset retirement obligations	200,000	200,000

Total liabilities	1,815,000	1,880,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,382,000)	(2,413,000)

Total stockholders’ equity	$792,000	$761,000

TOTAL	$2,607,000	$2,641,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2008	2007

Revenue:
Patient revenue	$535,000	$462,000

Expenses:
Patient expenses	$183,000	$232,000
Selling, general and administrative	287,000	317,000

Total	$470,000	$549,000

Operating income (loss)	$65,000	$(87,000)

Interest expense	$(36,000)	$(47,000)
Interest income	2,000	3,000

Income (loss) before income taxes	$31,000	$(131,000)
Income tax benefit (provision)	—	—

Net income (loss)	$31,000	$(131,000)

Proforma basic and diluted income (loss) per share	$0.00	$(0.02)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
(Loss) income from continuing operations	$31,000	$(131,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	158,000	177,000
Deferred income taxes
Changes in:
Accounts receivable	(98,000)	5,000
Other current assets	4,000	(8,000)
Accounts payable and accrued expenses	40,000	38,000

Net cash provided by operating activities	$135,000	$81,000

Cash flows from investing activities:
Investment in unconsolidated entities	$(1,000)	$—

Net cash (used in) provided by investing activities	$(1,000)	$—

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	$(105,000)	$(165,000)

Net cash used in financing activities	$(105,000)	$(165,000)

Net (decrease) increase in cash and cash equivalents	$29,000	$(84,000)

Cash and cash equivalents - beginning of period	$372,000	$297,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$401,000	$213,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$36,000	$47,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at March 31, 2008, and for the three months ended March 31, 2008 and 2007, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-KSB.

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

Note B – Uncertainties

          In May of 2007, the Company filed a lawsuit against Research Medical Center (“RMC”) in the Circuit Court of Jackson County, Missouri. RMC is the hospital in Kansas City where the Company’s Kansas City center is located and to which USN provides Gamma Knife Services on a cost per treatment basis. The litigation involves the Company’s claims for additional reimbursement from RMC under the Gamma Knife Neuroradiosurgery Equipment Agreement of December 29, 1993 between USN and RMC. It is not possible to say whether the lawsuit will result in any additional payments to USN.

          Primarily due to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a substantial reduction in its working capital ($62,000 as of December 31, 2007). The Company experienced net after tax losses of $335,000 for the year ended December 31, 2007 and $383,000 for the year ended December 31, 2006.

          The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital. In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.

          While the Company can not be certain of the effects of these and other measures on long term profitability, management believes such changes will improve its liquidity and will be sufficient to preserve adequate amounts of cash to meet the Company’s needs for operating expenses and debt (and lease) service requirements for the next year.

Note C – New Gamma Knife Center

          During 2007, the Company took initial steps toward the formation of a new Gamma Knife center at San Antonio Community Hospital in Upland, California. The Company would participate in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”). Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with the San Antonio Community Hospital to renovate space in the hospital and install and operate a Leksell PerfexionT Gamma Knife. CGK will lease the Gamma Knife from Neuropartners LLC. USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC. The project is subject to certain conditions, including financing.

Item 2. Management Discussion and Analysis or Plan of Operation

Critical Accounting Policies

          The condensed financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2007 Annual Report on Form 10-KSB, filed, in the Notes to the Financial Statements, Note B. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

          The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes there to appearing elsewhere herein.

Results of Operation: First Quarter 2008 Compared to First Quarter 2007

          Patient revenue increased 16% to $535,000 in the quarter ended March 31, 2008 from $462,000 for the quarter ended March 31, 2007. The increase was due to increased patient procedures at both the New York and Kansas City centers. Patient expenses decreased 21% to $183,000 for the first quarter of 2008 compared to $232,000 in the same period a year ago. Even though patient procedures were up significantly, the cost of owning, operating and maintaining the Gamma Knives are generally fixed, and this period-over-period decrease was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives which took place in mid-2007. Selling, general and administrative expense decreased 9% to $287,000 for the quarter ended March 31, 2008 from $317,000 in the comparable period a year ago. This decrease was due to decreases in amortization expense and insurance costs for the period in question. Interest expense decreased 23% to $36,000 from $47,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement during the first quarter of 2008. For the quarter ended March 31, 2008, the Company reported net income of $31,000 as compared to a net loss of $131,000 for the same period a year earlier. This improvement in profitability resulted from the increase in revenue in the first quarter of 2008 as compared to the prior period, as well as the expense reductions discussed above.

Liquidity and Capital Resources

          At March 31, 2008 the Company had working capital of $135,000 as compared to working capital of $62,000 at December 31, 2007. Cash and cash equivalents at March 31, 2008 were $401,000 as compared with $372,000 at December 31, 2007.

          Net cash provided by operating activities for the three months ended March 31, 2008 was $135,000 as compared to $81,000 for the same period a year earlier. Depreciation and amortization was $158,000 for the three months ended March 31, 2008, as compared with $177,000 the first three months of 2007.

          The Company paid $105,000 towards its lease obligations during the three months ended March 31, 2008 as compared to $165,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

          We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-KSB for the fiscal year ended December 31, 2007, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

          Operating Losses. We have experienced significant operating losses in recent periods and may continue to do so in the future. We reported a net after tax loss of $335,000 for the year ended December 31, 2007. While the Company is taking steps to improve profitability, and did report a profit in the current quarter, it is possible that the Company will experience losses in the future periods.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

          As described in Item 8A(T) of our Form 10-KSB for the fiscal year ended December 31, 2007, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007: (1) the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements, (2) the Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expenses. Specifically, effective controls were not designed and in place to ensure that management maintained the appropriate level of personnel resources with an adequate experience and expertise in the area of GAAP accounting for income taxes. These material weaknesses contributed to control deficiencies, as well as audit adjustments to the 2007 annual consolidated financial statements in the financial reporting and close process. As described in Item 8A(T) of our Form 10-KSB for the fiscal year ended December 31, 2007, management has begun to take steps to remediate the control deficiencies noted above through the use of additional outside contractors with the requisite experience and expertise in GAAP accounting.

          Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          During 2007, USN instituted a lawsuit against Midwest Division – RMC LLC, in the Circuit Court of Jackson County, Missouri seeking damages against the defendant as successor to USN’s agreement with RMC relating to the Kansas City Gamma Knife center. USN is seeking damages arising out of the agreement with RMC, executed in December 1993. In the course of an audit, USN discovered that the defendant had failed to make proper payments to USN under that agreement. USN is now seeking damages for underpayments.

          Management is aggressively seeking the payments that it believes the Company is due under the agreement with RMC. However, the Company is unable to assess the prospects for recovery. There has been no counterclaim by the defendant, so if there is an unfavorable outcome, at the present time it appears that USN would not suffer material damages. Patients continue to receive treatment at the Kansas City center, but payments for those treatments are being calculated by RMC according to the method that USN has contested, and which is the subject of the lawsuit. Management believes that the only issue is whether USN will benefit from any recovery through this lawsuit with respect to prior periods.

          Although patients continue to be treated in Kansas City, it is not clear how the presence of the lawsuit will impact the Company’s working relationship with RMC. RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN. Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on the RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 12, 2008	By :	/s/ Alan Gold

Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant