Form 10-Q
period 2008-06-30
US NEUROSURGICAL INC
filed 2008-08-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$450,000	$372,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2008 and 2007)	61,000	96,000
Accounts receivable-stockholder	92,000	45,000
Other current assets	82,000	52,000

Total current assets	$685,000	$565,000

Gamma Knife (net of accumulated depreciation of $5,548,000 in 2008 and $5,242,000 in 2007)	1,451,000	1,758,000
Leasehold improvements (net of accumulated amortization of $1,791,000 in 2008 and $1,771,000 in 2007)	251,000	266,000

Total property and equipment	1,702,000	2,024,000

Cash held in escrow	52,000	52,000

TOTAL	$2,439,000	$2,641,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$100,000	$69,000
Obligations under capital lease and loans payable- current portion	454,000	434,000

Total current liabilities	554,000	503,000

Obligations under capital lease and loans payable-net of current portion	944,000	1,177,000
Asset retirement obligations	200,000	200,000

Total liabilities	1,698,000	1,880,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,433,000)	(2,413,000)

Total stockholders’ equity	$741,000	$761,000

TOTAL	$2,439,000	$2,641,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2008	2007

Revenue:
Patient revenue	$390,000	$392,000

Expenses:
Patient expenses	$194,000	$233,000
Selling, general and administrative	219,000	316,000

Total	$413,000	$549,000

Operating loss	$(23,000)	$(157,000)

Interest expense	$(32,000)	$(42,000)
Interest income	4,000	3,000

Net loss	$(51,000)	$(196,000)

Proforma basic and diluted income (loss) per share	$(0.01)	$(0.03)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

	2008	2007

Revenue:
Patient revenue	$925,000	$854,000

Expenses:
Patient expenses	$377,000	$465,000
Selling, general and administrative	506,000	633,000

Total	883,000	1,098,000

Operating income (loss)	$42,000	$(244,000)

Interest expense	$(68,000)	$(89,000)
Interest income	6,000	6,000

Net loss	$(20,000)	$(327,000)

Proforma basic and diluted (loss) income per share	(0.00)	(0.04)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Loss from continuing operations	$(20,000)	$(327,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	322,000	354,000
Deferred income taxes
Changes in:
Accounts receivable	(12,000)	64,000
Other current assets	(28,000)	48,000
Accounts payable and accrued expenses	31,000	56,000

Net cash provided by operating activities	$293,000	$195,000

Cash flows from investing activities:
Investment in unconsolidated entities	$(2,000)	(18,000)
Increase in cash held in escrow	—	$(2,000)

Net cash used in investing activities	$(2,000)	$(20,000)

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	$(213,000)	$(264,000)

Net cash used in financing activities	$(213,000)	$(264,000)

Net (decrease) increase in cash and cash equivalents	$78,000	$(89,000)

Cash and cash equivalents - beginning of period	$372,000	$297,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$450,000	$208,000

Supplemental disclosures of cash flow information:
Cash paid for Interest	$68,000	$89,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at June 30, 2008, and for the three months and six months ended June 30, 2008 and 2007, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-KSB.

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

Note B – Uncertainties

          In May of 2007, the Company filed a lawsuit against Research Medical Center (“RMC”) in the Circuit Court of Jackson County, Missouri. RMC is the hospital in Kansas City where the Company’s Kansas City center is located and to which USN provides Gamma Knife Services on a cost per treatment basis. The litigation involves the Company’s claims for additional reimbursement from RMC under the Gamma Knife Neuroradiosurgery Equipment Agreement of December 29, 1993 between USN and RMC. On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124. The Circuit Court ordered that judgment be entered in favor of the Company in that amount. The defendant retains the right to request a new trial and a right to appeal the verdict. USN expects that the defendant will pursue those rights, so the prospect for payment of any amounts to the Company remain uncertain.

          Primarily due to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a substantial reduction in its working capital. The Company experienced net after tax losses of $335,000 for the year ended December 31, 2007 and $383,000 for the year ended December 31, 2006.

          The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital. In recent quarters,

the Company has been successful in reducing maintenance expenses and insurance costs. Working capital increased to $131,000 at June 30, 2008 and net loss for the fist six months of 2008 was $20,000

          While the Company can not be certain of the effects of these and other measures on long term profitability, management believes such changes will improve its liquidity and will be sufficient to preserve adequate amounts of cash to meet the Company’s needs for operating expenses and debt (and lease) service requirements for the next year.

Note C – New Gamma Knife Center

          During 2007, the Company undertook the formation of a new Gamma Knife center at San Antonio Community Hospital in Upland, California. The Company will participate in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”). Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with the San Antonio Community Hospital to renovate space in the hospital and install and operate a Leksell Perfexion Gamma Knife. CGK will lease the Gamma Knife from Neuropartners LLC, which will purchase the Gamma Knife equipment. USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC. Construction of the project is subject to state and local approvals, which USN expects to obtain later in 2008. To date, the Company’s investment in these two entities has been minimal.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operation

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

          Patient revenue decreased 1% to $390,000 in the quarter ended June 30, 2008 from $392,000 for the quarter ended June 30, 2007. Patient expenses decreased 17% to $194,000 for the second quarter of 2008 compared to $233,000 in the same period a year ago. Even though the number of patient procedures was about the same, the cost of owning, operating and maintaining the Gamma Knives are generally fixed, and this period-over-period decrease in patient expenses was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives which took place in mid-2007. Selling, general and administrative expense decreased 31% to $219,000 for the quarter ended June 30, 2008 from $316,000 in the comparable period a year ago. This decrease was largely due to decreases in amortization expense and insurance costs for the period in question. Interest expense decreased 24% to $32,000 from $42,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement during the second quarter of 2008. For the quarter ended June 30, 2008, the Company reported a net loss of $51,000 as compared to a net loss of $196,000 for the same period a year earlier. This reduction in net loss resulted primarily from the expense reductions compared to the prior period as discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

          For the six months ended June 30, 2008, patient revenue increased 8% to $925,000 from $854,000 for the same period a year earlier. The increase was due primarily to the overall increase in patient procedures at both the New York and Kansas

City centers for the period in question. Patient expenses for the six months ended June 30, 2008 decreased 19% to $377,000 from $465,000 in the same period a year ago. Even though patient procedures increased for the period, the cost of owning, operating and maintaining the Gamma Knives are generally fixed, and this period-over-period decrease in patient expenses was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives which took place in mid-2007. Selling, general and administrative expense decreased 20% to $506,000 for the six months ended June 30, 2008 from $633,000 in the comparable period a year ago. This decrease was due to decreases in amortization expense and insurance costs for the period in question. Interest expense decreased 24% to $68,000 from $89,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement at any point during the first six months of 2008. For the six months ended June 30, 2008, the Company reported a net loss of $20,000 as compared to a net loss of $327,000 for the same period a year earlier. This reduction in net loss resulted from the increase in revenue in the first six months of 2008 as compared to the prior period, as well as the expense reductions discussed above.

Liquidity and Capital Resources

          At June 30, 2008 the Company had working capital of $131,000 as compared to working capital of $62,000 at December 31, 2007. Cash and cash equivalents at June 30, 2008 were $450,000 as compared with $372,000 at December 31, 2007.

          Net cash provided by operating activities for the six months ended June 30, 2008 was $293,000 as compared to $177,000 for the same period a year earlier. Depreciation and amortization was $322,000 for the six months ended June 30, 2008, as compared with $354,000 the first six months of 2007.

          The Company paid $213,000 towards its lease obligations during the six months ended June 30, 2008 as compared to $264,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

          Operating Losses. We have experienced significant operating losses in recent periods and may continue to do so in the future. We reported a net loss of $335,000 for the year ended December 31, 2007. While the Company is taking steps to improve profitability, and it did operate with only a slight loss the first six month of 2008, it is possible that the Company will experience material losses in the future periods.

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

          Not applicable.

Item 4T. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          During 2007, USN instituted a lawsuit against Midwest Division – RMC LLC, in the Circuit Court of Jackson County, Missouri seeking damages against the defendant as successor to USN’s agreement with RMC relating to the Kansas City Gamma Knife center. This lawsuit arose out of USN’s agreement with RMC, executed in December 1993. In the course of an audit, USN discovered that the defendant had failed to make proper payments to USN under that agreement. USN sought to recover amounts representing such underpayments.

          On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124. The Circuit Court ordered that judgment be entered in favor of the Company in that amount. The defendant retains the right to request a new trial and a right to appeal the verdict. USN expects that the defendant will pursue those rights, so the prospect for payment of any amounts to the Company remain uncertain.

          Patients continue to receive treatment at the Kansas City center, but payments for those treatments are being calculated by RMC according to the method that USN has contested, and which is the subject of the lawsuit. Management believes that the only issue is the extent to which USN will benefit through this lawsuit with respect to prior periods.

          Although patients continue to be treated in Kansas City, it is not clear how the presence, or the ultimate outcome, of the lawsuit will impact the Company’s working relationship with RMC. RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN. Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on the RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 12, 2008	By:	/s/ Alan Gold

Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant