Form 10-Q
period 2008-09-30
US NEUROSURGICAL INC
filed 2008-11-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART 1 - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$593,000	$372,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2008 and 2007)	50,000	96,000
Accounts receivable-stockholder	62,000	45,000
Other current assets	62,000	52,000

Total current assets	767,000	565,000

Gamma Knife (net of accumulated depreciation of $5,667,000 in 2008 and $5,242,000 in 2007)	1,333,000	1,758,000
Leasehold improvements (net of accumulated amortization of $1,801,000 in 2008 and $1,771,000 in 2007)	240,000	266,000

Total property and equipment	1,573,000	2,024,000

Cash held in escrow	52,000	52,000

TOTAL	$2,392,000	$2,641,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$80,000	$69,000
Obligations under capital lease and loans payable- current portion	464,000	434,000

Total current liabilities	544,000	503,000

Obligations under capital lease and loans payable-net of current portion	824,000	1,177,000
Asset retirement obligations	200,000	200,000

Total liabilities	1,568,000	1,880,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,350,000)	(2,413,000)

Total stockholders’ equity	824,000	761,000

TOTAL	$2,392,000	$2,641,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,

	2008	2007

Revenue:
Patient revenue	$497,000	$376,000

Expenses:
Patient expenses	148,000	132,000
Selling, general and administrative	239,000	182,000

Total	387,000	314,000

Operating income	110,000	62,000

Interest expense	(31,000)	(41,000)
Interest income	3,000	3,000
Other income	—	3,000

Income before income taxes	82,000	27,000
Income tax expense	—	(1,000)

Net income	$82,000	$26,000

Basic and diluted net income per share	$0.01	$0.00

Weighted average common shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,

	2008	2007

Revenue:
Patient revenue	$1,422,000	$1,230,000

Expenses:
Patient expenses	525,000	597,000
Selling, general and administrative	745,000	815,000

Total	1,270,000	1,412,000

Operating income (loss)	152,000	(182,000)

Interest expense	(99,000)	(130,000)
Interest income	9,000	9,000
Other income	—	3,000

Income (loss) before income taxes	62,000	(300,000)
Income tax expense	—	(1,000)

Net income (loss)	$62,000	$(301,000)

Basic and diluted net income (loss) per share	$0.01	$(0.04)

Weighted average common shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Income (loss) from continuing operations	$62,000	$(301,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	452,000	480,000
Deferred income taxes
Changes in:
Accounts receivable	29,000	126,000
Other current assets	(10,000)	11,000
Accounts payable and accrued expenses	11,000	(3,000)

Net cash provided by operating activities	544,000	313,000

Cash flows from investing activities:
Investment in unconsolidated entities	—	(19,000)
Increase in cash held in escrow	—	62,000

Net cash (used in) provided by investing activities	—	43,000

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	(323,000)	(365,000)

Net cash used in financing activities	(323,000)	(365,000)

Net increase (decrease) in cash and cash equivalents	221,000	(9,000)

Cash and cash equivalents - beginning of period	372,000	297,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$593,000	$288,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$99,000	$130,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at September 30, 2008, and for the three months and nine months ended September 30, 2008 and 2007, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-KSB.

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

Note B – Uncertainties

          In May of 2007, the Company filed a lawsuit against Research Medical Center (“RMC”) in the Circuit Court of Jackson County, Missouri. RMC is the hospital in Kansas City where the Company’s Kansas City center is located and to which USN provides Gamma Knife Services on a cost per treatment basis. The litigation involves the Company’s claims for additional reimbursement from RMC under the Gamma Knife Neuroradiosurgery Equipment Agreement of December 29, 1993 between USN and RMC. On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124. The Circuit Court ordered that judgment be entered in favor of the Company in that amount. The defendant retains the right to request a new trial and a right to appeal the verdict. USN expects that the defendant will pursue those rights, so the prospect for payment of any amounts to the Company remain uncertain. In view of these remaining uncertainties, no amounts with respect to the above damages award have been accrued by the Company.

          Primarily due to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a substantial reduction in its working capital. The Company experienced net after tax losses of $335,000 for the year ended December 31, 2007 and $383,000 for the year ended December 31, 2006.

          The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital. In recent quarters, 7 the Company has been successful in reducing maintenance expenses and insurance costs. Working capital increased to $223,000 at September 30, 2008 and the Company reported net income of $62,000 for the fist nine months of 2008.

          While the Company can not be certain of the effects of these and other measures on long term profitability, management believes such changes will improve its liquidity and will be sufficient to preserve adequate amounts of cash to meet the Company’s needs for operating expenses and debt (and lease) service requirements for the next year.

Note C – New Gamma Knife Center

          During 2007, the Company undertook the formation of a new Gamma Knife center at San Antonio Community Hospital in Upland, California. The Company will participate in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”). Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with the San Antonio Community Hospital to renovate space in the hospital and install and operate a Leksell Perfexion Gamma Knife. CGK will lease the Gamma Knife from Neuropartners LLC, which will purchase the Gamma Knife equipment. USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC. Construction of the project is underway and the Company expects to open the center in December of 2008. The project has been funded principally by outside investors, and USN’s investment to date in these two entities has been minimal.

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

Results of Operation

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

          Patient revenue increased 32% to $497,000 in the quarter ended September 30, 2008 from $376,000 for the quarter ended September 30, 2007. This increase in patient revenue was largely due to the increase in the number of procedures performed at the Company’s New York center during the third quarter of 2008 as compared to the same period a year ago. Patient expenses increased 12% to $148,000 for the third quarter of 2008 compared to $132,000 in the same period a year ago. Selling, general and administrative expense increased 31% to $239,000 for the quarter ended September 30, 2008 from $182,000 in the comparable period in 2007. This relative increase over the 2007 period was largely due to the fact that the Company’s Chief Executive Officer agreed to take a salary reduction in the later part of 2007 in view of the losses that the Company was experiencing at the time. Interest expense decreased 24% to $31,000 from $41,000 in the same period a year earlier. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement during the third quarter of 2008. For the quarter ended September 30, 2008, the Company reported net income of $82,000 as compared to net income of $26,000 for the same period a year earlier, an increase of 215%. This increase in net income resulted primarily from the increase in procedures at the New York center compared to the prior period as noted above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

          For the nine months ended September 30, 2008, patient revenue increased 16% to $1,422,000 from $1,230,000 for the same period a year earlier. This increase was due to the increase in overall patient procedures at both the New York and Kansas City centers for the period in question. Patient expenses for the nine months ended September 30, 2008 decreased 12% to $525,000 from $597,000 in the same period a year ago. Even though patient procedures increased for the period, the cost of owning, operating and maintaining the Gamma Knives are generally fixed, and this period-over-period decrease in patient expenses was due largely to a restructuring of the maintenance arrangements for the Company’s Gamma Knives which took place in mid-2007. Selling, general and administrative expense decreased 9% to $745,000 for the nine months ended September 30, 2008 from $815,000 in the comparable period a year ago. This decrease was due to decreases in amortization expense and insurance costs for the period in question. Interest expense in the first nine months of 2008 decreased 24% to $99,000 from the $130,000 reported in the same period a year ago. This was due primarily to the fact that the Gamma Knife assets at the New York center were not under a financing arrangement at any point during the first nine months of 2008. For the nine months ended September 30, 2008, the Company reported net income of $62,000 as compared to a net loss of $300,000 for the same period a year earlier. This reduction in net loss resulted from the increase in patient procedures for the first nine months of 2008 as compared to the prior period, as well as the expense reductions discussed above.

Liquidity and Capital Resources

          At June 30, 2008 the Company had working capital of $223,000 as compared to working capital of $62,000 at December 31, 2007. Cash and cash equivalents at June 30, 2008 were $593,000 as compared with $372,000 at December 31, 2007.

          Net cash provided by operating activities for the nine months ended September 30, 2008 was $544,000 as compared to $313,000 for the same period a year earlier. Depreciation and amortization was $452,000 for the nine months ended September 30, 2008, as compared with $480,000 the first nine months of 2007.

          The Company paid $323,000 towards its lease obligations during the nine months ended September 30, 2008 as compared to $365,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

          Operating Losses. We have experienced significant operating losses in recent periods and may continue to do so in the future. We reported a net loss of $335,000 for the year ended December 31, 2007. While the Company is taking steps to improve profitability, and it did operate with a slight profit the first nine month of 2008, it is possible that the Company will experience material losses in the future periods.

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

Changes in Internal Control over Financial Reporting

          As described in Item 8A(T) of our Form 10-KSB for the fiscal year ended December 31, 2007, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007: (1) the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements, (2) the Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expenses. Specifically, effective controls were not designed and in place to ensure that management maintained the appropriate level of personnel resources with an adequate experience and expertise in the area of GAAP accounting for income taxes. These material weaknesses contributed to control deficiencies, as well as audit adjustments to the 2007 annual consolidated financial statements in the financial reporting and close process. As described in Item 8A(T) of our Form 10-KSB for the fiscal year ended December 31, 2007, management has taken steps to remediate the control deficiencies noted above through the use of additional outside contractors with the requisite experience and expertise in GAAP accounting.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 12, 2008	By:	/s/ Alan Gold

Alan Gold
Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant