Form 10-K
period 2008-12-31
US NEUROSURGICAL INC
filed 2009-03-31
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 13, 2009, the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $182,000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 13, 2009, there were outstanding 7,697,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business.

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

Disclosure Regarding Forward Looking Statements

          Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company’s payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are included in Item 1A, Risk Factors, and may also be identified from time to time in the Company filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

General

          USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (“RMC”) in Kansas City, Missouri, and one on the premises of New York University Medical Center (“NYU”) in New York, New York. In January 2009, the Company opened a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Community Hospital (“SACH”) in Upland, California.

          Management continues to explore opportunities to organize and participate in additional Gamma Knife centers. USN’s business strategy is to provide cost-effective approaches that allow hospitals, physicians, and patients access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a “cost per treatment” basis. The Company’s business model is to own, or hold an interest in, the Gamma Knife units, and charge the medical facility, where the unit is housed and maintained, based on utilization.

          USN’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. As it has with its RMC, NYU and SACH Gamma Knife centers, if circumstances support the opening additional centers, USN would seek cooperative ventures with these facilities,.

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

For the year ended December 31, 2008, 2007 and 2006, USN derived revenues from the RMC center of approximately $720,000, $603,000 and $901,000, respectively, as a result of 64, 44 and 67 procedures performed, respectively, during such periods.

          USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In August 2003, the cobalt source was reloaded in the New York Gamma Knife. In 2008, in consideration for the Company upgrading the Gamma Knife equipment to Leksell’s new Perfexion Gamma Knife system, NYU agreed to an extension of the arrangements with respect to the NYU center though 2021. The cost of the upgrade is approximately $3,600,000 and will be funded through a 7-year lease with Elekta Finance.

          The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region. Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment. Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN. NYU provides the medical and technical staff to operate the facility. NYU pays USN a scheduled fee based on the number of patient procedures performed. For the years ended December 31, 2008, 2007, and 2006, USN derived revenues from the NYU center of approximately $1,031,000, $1,031,000 and $968,000, respectively, as a result of 163, 164 and 152 procedures performed, respectively, during such periods.

The Southern California Regional Gamma Knife Center

          During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at San Antonio Community Hospital in Upland, California. The Company will participate in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”). Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell Perfexion Gamma Knife. CGK leased the Gamma Knife from Neuropartners LLC, which purchased the Gamma Knife equipment. USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC. In addition, USNC will receive fees for management services relating to the facility.

          Construction of the SACH Gamma Knife center was completed in December 2008 and the first patient was treated in January of 2009. The project has been funded principally by outside investors, and USN’s investment to date in the SACH center has been minimal.

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

Gamma Knife Financing

          The Gamma Knife is an expensive piece of equipment, presently costing from $3.0 to $4.2 million, depending on features. Therefore, the Company’s development of new Gamma Knife centers is dependent on its ability to secure favorable financing. In addition, after a number of years of use, the radioactive cobalt contained in the Gamma Knife requires replacement. This is also an expensive process. For example, the cobalt for the previous Gamma Knife in the NYU facility was reloaded in August 2003 and the costs were approximately $800,000.

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

          The Company’s base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $40,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York. Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers. Rent is deducted up front in the fee paid to USN for the use of the Gamma Knife. USN’s agreements with RMC expire in September 2015 and there are no renewal options. USN’s agreement with NYU was extended in 2008 and now expires in 2021.

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

          On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124. The Circuit Court ordered that judgment be entered in favor of the Company in that amount. The defendant’s request for a new trial was denied, and the defendant has appealed the verdict. With this appeal pending, the prospects for payment of any amounts to the Company remain uncertain.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

          None

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company’s Common Stock is traded on the OTC Bulletin Board. The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2007 through December 31, 2008.

Period	High Bid	Low Bid

January 1 – March 31, 2007	.11	.08
April 1 - June 30, 2007	.08	.05
July 1 – September 30, 2007	.06	.05
October 1 – December 31, 2007	.07	.04

January 1 – March 31, 2008	.05	.05
April 1 - June 30, 2008	.35	.09
July 1 – September 30, 2008	.25	.15
October 1 – December 31, 2008	.19	.04

          The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of March 13, 2009, there were approximately 400 holders of record of the Company’s Common Stock.

          To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

          During the fourth quarter of 2008, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

          Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2004 through 2008. The latest financial statements of the Company are included in Item 13 in Part IV of this report. The information set forth in this table and the discussion below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,

	2008	2007	2006	2005	2004

(in thousands, except per share amounts)

Operating Revenue	$1,751	$1,638	$2,002	$2,108	$2,403
Expenses:
Patient expense	671	766	908	816	780
General and administrative	961	1,052	1,245	1,447	1384
Interest expense	126	168	228	252	59
Cumulative effect of accounting method change (net of applicable income tax of $56,000)
Net Income (loss)	4	(335)	(383)	(285)	123

Basic and diluted Income (loss) per common share:	$0.00	$(0.04)	$(0.05)	$(0.04)	$0.02

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$605	$372	$297	$422	$511
Total assets	2,197	2,641	3,496	4,663	4,201
Long-term obligations	901	1,377	1,811	2,300	1,652
Stockholders equity	765	761	1,096	1,179	1,464

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of operations

          2008 Compared to 2007

          Patient revenue increased 7% to $1,751,000 in 2008 as compared to $1,638,000 in 2007. The increase in revenue is primarily due to an increase in patient volume at both the NYU and RMC centers.

          Patient expenses declined 12% to $671,000 in 2008 from $766,000 in 2007. The decrease was primarily due to lower maintenance costs for the equipment. Selling, general and administrative expense (“SG&A”) decreased 9% to $961,000 in 2008 from $1,052,000 in the previous year. This decrease in SG&A resulted principally from lower payroll costs, as well as continued steps taken by the Company to streamline overall administrative costs. Interest expense decreased 25% to $126,000 in 2008 from $168,000 in 2007. This decrease was due to repayment of the NYU loan. The Company reported a net profit of $4,000 in 2008, which compares to the net loss of $335,000 in the prior year. This improvement was due to the increase in patient revenue and decrease in patient expense and interest expense in 2008.

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

          Liquidity and capital resources

          At December 31, 2008 the Company had working capital of $164,000 as compared to $62,000 at December 31, 2007. Cash and cash equivalents at December 31, 2008 were $605,000 as compared to $372,000 at December 31, 2007.

          Net cash provided by operating activities was $658,000 in 2008 as compared with $501,000 for the same period a year earlier. Depreciation and amortization was $574,000 in 2008 as compared to $649,000 in 2007.

          Net cash provided by investing activities for the year ended 2008 was $10,000 as compared to $41,000 in the year ago period.

          For the year ended December 31, 2008, net cash used in financing activities was $435,000 as compared to $467,000 in 2007.

Off-balance sheet arrangements

          None

Tabular disclosure of contractual obligations

          The following is a summary of the Company’s contractual obligations at December 31, 2008:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital (finance) lease obligations	$1,176,000	$475,000	$701,000

Asset retirement obligation	$200,000				$200,000

Total	$1,376,000	$475,000	$701,000		$200,000

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

          The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K beginning at page F-1.

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

Item 9A(T).	Controls and Procedures.

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

          Our management, including our Chief Executive Officer, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management has identified as of December 31, 2008 that the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements. This material weakness contributed to control deficiencies, as well as a material audit adjustment to the 2008 annual consolidated financial statements in the financial reporting and close process. Additionally, the material weakness noted above could result in a material misstatement to the Company’s interim or annual consolidated financial statements and disclosures which would not be prevented or detected. As a result of this material weakness, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

          During 2008, the Company did maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expenses. Effective controls were designed and in place to ensure that management maintained the appropriate level of personnel resources with an adequate experience and expertise in the area of GAAP accounting for income taxes.

          Other than the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

          Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

          The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	64	President & Chairman

William F. Leimkuhler	57	Director

Charles H. Merriman, III	74	Director

Susan Greenwald	63	Vice President and Secretary

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

          Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. During the year ended December 31, 2008, the Board of Directors held one meeting, which was attended by all incumbent directors. The Company has a standing audit committee, but does not have a nominating or compensation committee.

          Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

          Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the years ended December 31, 2008, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

                      The information below sets forth the compensation for the year ended December 31, 2008, 2007, and 2006, for the Chief Executive Officer of the Company.

Summary Compensation Table

Name and Principal Position	Annual Compensation

	Year	Salary($)

Alan Gold	2008	$300,000
President & Director	2007	$225,000
	2006	$300,000

Director Compensation

          During 2008, our Directors who are not officers or employees (“Non-Employee Directors”) were entitled to an annual retainer of $3,000. The Chairman of the Company’s Audit Committee, who also serves as the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

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

                       The following table sets forth, as of March 14, 2008, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2)	1,140,246	14.5%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,688,000	34.2%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,847,000	23.4%
711 Fifth Avenue
New York, NY 10022

All Directors and Officers of USN	1,370,918	19.5%
as a group (2) (three persons)

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,847,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          None

Item 14.	Principal Accounting Fees and Services.

          Audit Fees. Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2008, 2007 and 2006, the Company paid or accrued $70,000, $56,052 and $39,336, respectively, for Audit Fees to Goodman and Company, LLP.

          Audit-Related Fees. Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2008, 2007 and 2006, the Company did not pay or accrue any amounts for Audit Related Fees.

          Tax Fees. Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2008, 2007 and 2006, the Company paid $9,700, $9,500 and $9,879 for Tax Fees to Goodman and Company, LLP.

          All Other Fees. All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2008, 2007 and 2006, the Company did not pay or accrue any amounts for these services.

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

Dated: March 30, 2009

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2009	/s/ Alan Gold

Alan Gold
President and Director
(Chief Executive Officer)

March 30, 2009	/s/ William F. Leimkuhler

William F. Leimkuhler
Director

March 30, 2009	/s/ Charles H. Merriman III

Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. U.S. NeuroSurgical, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years ended in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Goodman and Company, LLP
March 30, 2009

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$605,000	$372,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2008 and 2007)	4,000	96,000
Accounts receivable - RMC	44,000	45,000
Other current assets	42,000	52,000

Total current assets	695,000	565,000

Property and equipment:
Gamma Knives (net of accumulated depreciation of $5,780,000 in 2008 and $5,242,000 in 2007)	1,220,000	1,758,000
Leasehold improvements (net of accumulated amortization of $1,812,000 in 2008 and $1,771,000 in 2007)	230,000	266,000

	1,450,000	2,024,000

Cash held in escrow	52,000	52,000

	$2,197,000	$2,641,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$56,000	$69,000
Obligations under capital leases and loans payable - current portion	475,000	434,000

Total current liabilities	531,000	503,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	701,000	1,177,000

Total liabilities	1,432,000	1,880,000

Commitments, litigation and other matters (Notes B[10], D, F, I and J)

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,697,185 shares issued at December 31, 2008 and 2007	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,409,000)	(2,413,000)

	765,000	761,000

	$2,197,000	$2,641,000

See notes to consolidated financial statements	F-3

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,

	2008	2007	2006

Revenue (Notes C and D)	$1,751,000	$1,638,000	$2,002,000

Costs and expenses:
Patient expenses	671,000	766,000	908,000
Selling, general and administrative	961,000	1,052,000	1,245,000

	1,632,000	1,818,000	2,153,000

Income (loss) from operations	119,000	(180,000)	(151,000)

Interest expense	(126,000)	(168,000)	(228,000)
Interest income	11,000	11,000	20,000
Other Income	—	2,000	26,000

	(115,000)	(155,000)	(182,000)

Income (loss) before income taxes	4,000	(335,000)	(333,000)

Provision for income tax expense	—	—	50,000

Net income (loss)	$4,000	$(335,000)	$(383,000)

Basic and diluted net income (loss) per share	$0.00	$(0.04)	$(0.05)

Weighted average common shares outstanding	7,697,185	7,697,185	7,697,185

See notes to consolidated financial statements	F-4

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - January 1, 2006	7,697,185	77,000	2,797,000	(1,695,000)	1,179,000
Conversion of due to stockholder to paid-in capital	—	—	300,000	—	300,000
Net loss for the year ended December 31, 2006	—	—	—	(383,000)	(383,000)

Balance - December 31, 2006	7,697,185	77,000	3,097,000	(2,078,000)	1,096,000

Net loss for the year ended December 31, 2007	—	—	—	(335,000)	(335,000)

Balance - December 31, 2007	7,697,185	77,000	3,097,000	(2,413,000)	761,000

Net income for the year ended December 31, 2008	—	—	—	4,000	4,000

Balance - December 31, 2008	7,697,185	$77,000	$3,097,000	$(2,409,000)	$765,000

See notes to consolidated financial statements	F-5

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$4,000	$(335,000)	$(383,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	574,000	649,000	709,000
Deferred income tax provision	—	—	50,000
Changes in:
Accounts receivable	93,000	23,000	48,000
Accounts receivable - stockholder	—	130,000	17,000
Other current assets	10,000	87,000	33,000
Accounts payable and accrued expenses	(13,000)	(53,000)	61,000

Net cash provided by operating activities	668,000	501,000	535,000

Cash flows from investing activities:
Investment in unconsolidated entities	—	(20,000)	—
Decrease (increase) in cash held in escrow	—	61,000	(5,000)

Net cash used in investing activities	—	41,000	(5,000)

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(435,000)	(467,000)	(655,000)

Net change in cash and cash equivalents	233,000	75,000	(125,000)
Cash and cash equivalents - beginning of year	372,000	297,000	422,000

Cash and cash equivalents - end of year	$605,000	$372,000	$297,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$126,000	$168,000	$228,000

Supplemental disclosures of noncash activities:
Conversion of due to stockholder to paid-in capital	$—	$—	$300,000

See notes to consolidated financial statements	F-6

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

During the fourth quarter of 2007, USN formed a new wholly owned subsidiary, USN Corona, Inc., which carries investments in Corona Gamma Knife, LLC and Neuropartners, LLC. Those subsidiaries were formed to develop and manage a Gamma Knife center in California.

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases. Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for 2008, 2007, and 2006 was $574,000, $649,000, and $709,000 respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2008, 2007, and 2006, and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2008, 2007, or 2006.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2008 and 2007 because of the short maturity of these financial instruments. The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2008 and 2007.

[12]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in two banks totals $215,000 at December 31, 2008. Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[14]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[15]	Recent Accounting and Regulatory Pronouncements

Currently Effective

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected to implement fair value accounting for any balance sheet item as allowed by SFAS 159.

Effective in Future Years

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired in the business combination, liabilities assumed and any noncontrolling interest in the acquiree as well as the goodwill acquired in a business combination. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position and results of operations.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. The FSP clarified the position of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which the financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on the Company’s consolidated financial position and results of operations.

NOTE C - AGREEMENTS WITH RESEARCH MEDICAL CENTER (RMC)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the “equipment agreement”) with RMC, a stockholder of the Company, for a period of 21 years, which commenced, with the completion of the neuroradiosurgery facility (the “facility”) in September 1994. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the “equipment”) to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays USN 80% of RMC’s fees, subject to adjustments, for the use of the equipment and the facility. The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month’s average of the compensation payable to USN. USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 2008 and 2007, the escrow account balance was $52,000. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note C[2]). The Company derived patient revenue from the RMC center of $720,000, $603,000, and $901,000 for 2008, 2007, and 2006, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vests in RMC.

NOTE D - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price. USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed. All costs associated with closing and restoring the facility to its original condition are the responsibility of USN. The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU pays USN a scheduled fee based on the number of patient procedures performed. The Company derived patient revenue from the NYU center of $ 1,031,000, $1,031,000, and $968,000, for 2008, 2007, and 2006, respectively.

In 2004, the NYU agreement was extended through March 2009. In 2008, the NYU agreement was extended for an additional 12 years through March 2021. To secure this extension, USN agreed to install a new Gamma Knife Perfexion model. The new equipment and certain space improvements, costing approximately $3,600,000 in total, was financed through a seven-year lease arrangement. The amendment provides for a payment to USN of a flat fee for each patient procedure performed.

NOTE E - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was paid off in April 2007. In March 2009 the Company installed a Perfexion model Gamma Knife at the NYU center with a seven year lease form Elekta Finance. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, is approximately $3,600,000. The final monthly payment amount has not yet been finalized.

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

The obligations under the capital leases and loans payable are as follows:

	December 31,

	2008	2007

Capital leases - Gamma Knife	$1,176,000	$1,611,000

Less current portion	(475,000)	(434,000)

	$701,000	$1,177,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE E - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

Future payments as of December 31, 2008 on the equipment leases and loans are as follows:

Year Ending December 31,

2009	$559,000
2010	559,000
2011 and thereafter	187,000

1,305,000
Less interest	(129,000)

Present value of net minimum obligation	$1,176,000

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

NOTE G - CONCENTRATIONS

For 2008, 2007, and 2006, the Company derived all of its patient revenue from two hospitals. These two hospitals also accounted for 100% of the accounts receivable at December 31, 2008 and 2007.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE H - TAXES

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,

	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	—	40,000
State	—	—	10,000

	—	—	50,000

	$—	$—	$50,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE H – TAXES (CONTINUED)

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,

	2008	2007	2006

Income tax (benefit) at the federal statutory rate	$2,000	$(114,000)	$(113,000)
State income tax (benefit), net of federal taxes	—	(17,000)	(17,000)
Other	40,000	(8,000)	22,000
Change in valuation allowance	(42,000)	139,000	158,000

Income tax provision (benefit)	$—	$—	$50,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2008	2007

Deferred tax asset:
Net operating loss	$174,000	$310,000
Excess of book depreciation over tax depreciation	88,000	35,000

	262,000	345,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting to cash basis accounting for tax purposes primarily related to accounts receivable, prepaid expenses, and accounts payable	(7,000)	(48,000)

	255,000	297,000
Valuation allowance	(255,000)	(297,000)

Net deferred tax asset	$—	$—

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on tax return. The Company does not have any unrecognized tax benefits as defined by FIN 48 and therefore there was no effect on the Company’s financial position or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2005.

NOTE I - LITIGATION

The Company is involved in certain claims and legal actions from time-to-time arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE J – COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space under an operating lease expiring March 2013. The terms of the lease include an escalation clause for a portion of certain operating expenses. At December 31, 2008, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note C(2) are as follows:

Year Ending December 31,

2009	$43,000
2010	44,000
2011	45,000
2012	47,000
2013	12,000

$191,000

Rent expense was approximately $ 45,000, $52,000, and $41,000, for 2008, 2007, and 2006, respectively.

Gamma Knives:

In 2005, the Company purchased and installed a new Gamma Knife for $2,606,000 to replace the existing equipment at the RMC site. The Company has obtained lease financing in connection with this purchase of the Gamma Knife.

To enable them to operate effectively, the radioactive cobalt in the Gamma Knives must be replaced periodically – typically between five and seven years. The cobalt at RMC was reloaded in 2000 at a cost of approximately $800,000 and cobalt at NYU was reloaded in 2003 at a cost of approximately $803,000.

Guarantee of Lease Obligation

USN Corona, Inc., the Company’s wholly owned subsidiary that carries the investments in Corona Gamma Knife, LLC and Neuropartners, LLC., is a 20% guarantor on Neuropartners, LLC’s $3.5 million seven-year lease with respect to the Gamma Knife equipment and certain leasehold improvements at the San Antonio Community Hospital (“SACH”) in Upland, California, where the equipment is located. At the end of the seventh year, Neuropartners, LLC has the option to purchase the Gamma Knife for $490,000.

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

NOTE K - EMPLOYEES’ 401(K) AND IRA PLANS

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made no discretionary matching 401(k) or IRA contribution for 2008 and 2007.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTE L - RELATED PARTY TRANSACTIONS

[1]	An amount due to stockholder of $300,000 was converted to paid-in capital during 2006.

[2]

The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice. The president’s compensation for 2008, 2007, and 2006, was $300,000, $225,000, and $300,000, respectively. The president voluntarily accepted reduced compensation for three months in 2007.

NOTE M – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited 2008 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Revenue	$535	$390	$497	$329
Income (loss) from operations	65	(23)	110	(33)
Net income (loss)	31	(51)	82	(58)
Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.01	$0.00

2007
Revenue	$462	$392	$376	$408
Income (loss) from operations	(87)	(157)	62	2
Net income (loss)	(131)	(196)	26	(34)
Basic and diluted income (loss) per common share	$(0.02)	$(0.03)	$0.00	$0.00

2006
Revenue	$506	$528	$414	$554
Income (loss) from operations	(68)	(24)	(117)	84
Net income (loss)	(86)	(113)	(169)	35
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01