Form 10-Q
period 2009-03-31
US NEUROSURGICAL INC
filed 2009-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$459,000	$605,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2009 and 2008)	128,000	4,000
Accounts receivable-stockholder	56,000	44,000
Other current assets	38,000	42,000

Total current assets	681,000	695,000

Gamma Knife (net of accumulated depreciation of $5,885,000 in 2009 and $5,780,000 in 2008)	4,615,000	1,220,000
Leasehold improvements (net of accumulated amortization of $1,822,000 in 2009 and $1,812,000 in 2008)	220,000	230,000

Total property and equipment	4,835,000	1,450,000

Cash held in escrow	52,000	52,000

TOTAL	$5,568,000	$2,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$75,000	$56,000
Obligations under capital lease and loans payable- current portion	669,000	475,000

Total current liabilities	744,000	531,000

Obligations under capital lease and loans payable-net of current portion	3,892,000	701,000
Asset retirement obligations	200,000	200,000

Total liabilities	4,836,000	1,432,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,442,000)	(2,409,000)

Total stockholders’ equity	732,000	765,000

TOTAL	$5,568,000	$2,197,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2009	2008

Revenue:
Patient revenue	$366,000	$535,000

Expenses:
Patient expenses	142,000	183,000
Selling, general and administrative	233,000	287,000

Total	375,000	470,000

Operating income (loss)	(9,000)	65,000

Interest expense	(26,000)	(36,000)
Interest income	2,000	2,000

Net income (loss)	$(33,000)	$31,000

Proforma basic and diluted income (loss) per share	$(0.00)	$0.00

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
(Loss) income from continuing operations	$(33,000)	$31,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	115,000	158,000
Deferred income taxes
Changes in:
Accounts receivable	(136,000)	(98,000)
Other current assets	4,000	4,000
Accounts payable and accrued expenses	19,000	40,000

Net cash from operating activities	(31,000)	135,000

Cash flows from investing activities:
Investment in unconsolidated entities	—	(1,000)

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	(115,000)	(105,000)

Net cash from financing activities	(115,000)	(105,000)

Net change in cash and cash equivalents	$(146,000)	$29,000

Cash and cash equivalents - beginning of period	$605,000	$372,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$459,000	$401,000

Non-cash investing and financing transactions:
Purchase of gamma knife equipment with a capital lease obligation	$3,500,000	—

Supplemental disclosures of cash flow information:
Cash paid for Interest	$36,000	$36,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

          The accompanying financial statements at March 31, 2009, and for the three months ended March 31, 2009 and 2008, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

          Although patients continue to be treated in Kansas City, it is not clear how the presence, or the ultimate outcome, of the lawsuit will impact the Company’s working relationship with RMC. RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN. Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

          Due largely to decreased patient procedures in recent periods at the Kansas City center, the Company has incurred operating losses which have contributed to a substantial reduction in its working capital. The Company experienced net after tax losses of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008.

          The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital. In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs. The Company had a working capital deficit of $63,000 at March 31, 2009, as compared to a working capital surplus of $164,000 at December 31, 2008, although this change was largely due to the current obligation relating to the capital lease financing that was recently arranged for the new Gamma Knife at the New York center. The Company reported a net loss of $33,000 for the first three months of 2009. This loss, however, was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center.

Note C – The New Southern California Regional Gamma Knife Center

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

Note D –New Gamma Knife at NYU Medical Center

          The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location. In connection with this upgrade, the Company will modify its arrangement with NYU and will be responsible for 84 months of lease payments commencing in July 2009 of approximately $60,000 per month. Although the unit is currently operational, and patients are being treated, the final amount of the monthly lease payment is not yet determined as incidental improvements to the site are ongoing.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

          The condensed financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2008 Annual Report on Form 10-KSB, filed, in the Notes to the Financial Statements, Note B. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

          The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

          Patient revenue decreased 32% to $366,000 in the quarter ended March 31, 2009 from $535,000 for the quarter ended March 31, 2008. This decrease in patient revenue was largely due to the fact that the New York center was shut down for approximately six weeks during the quarter to allow for the installation of the new PERFEXION Gamma Knife at that location, resulting in a dramatic decrease in the number of procedures performed at the Company’s New York center during the first quarter of 2009 as compared to the same period a year ago. Patient expenses decreased 21% to $142,000 for the first quarter of 2009 compared to $183,000 in the same period a year ago. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses. The reduction experience in this quarter over the comparable period in 2008 was due largely to the decrease in depreciation expense relating to the New York center that resulted from the changeover in the equipment.

          Selling, general and administrative expense decreased 19% to $233,000 for the quarter ended March 31, 2009 from $287,000 in the comparable period in 2008. This decrease was largely due to a decrease in professional fees and marketing costs incurred during that period. Interest expense decreased 28% to $26,000 from $36,000 in the same period a year earlier. This decrease was due to the continuing reduction in capital lease obligations over time. However, with the renewed arrangements under the new Gamma Knife equipment at the New York center, interest expense in future periods is expected to increase significantly. For the quarter ended March 31, 2009, the Company reported a net loss of $33,000 as compared to net income of $31,000 for the same period a year earlier.

This resulted primarily from the temporary suspension of operations at the New York center as described above.

Liquidity and Capital Resources

          At March 31, 2009 the Company had a working capital deficit of $63,000 as compared to working capital surplus of $164,000 at December 31, 2008. This reduction was primarily due to the current obligation that was generated in connection with the capital lease financing established during the first quarter of 2009 for the new Gamma Knife at the New York center. Cash and cash equivalents at March 31, 2009 were $459,000 as compared with $605,000 at December 31, 2008.

          Net cash used in operating activities for the three months ended March 31, 2009 was $28,000 as compared to the $135,000 that was provided by operating activities for the same period a year earlier. Depreciation and amortization was $115,000 for the three months ended March 31, 2009, as compared with $158,000 the first three months of 2008.

          The Company paid $115,000 towards its lease obligations during the three months ended March 31, 2009 as compared to $105,000 in the same period a year ago. With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

          We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2008, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

          Operating Losses. We have experienced significant operating losses in recent periods and may continue to do so in the future. We reported a net loss of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008. The Company reported net loss of $33,000 for the first three months of 2009. This loss, however, was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center.

          While the Company is taking steps to improve long term profitability, it is possible that the Company will experience material losses in the future periods.

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

Disclosure Regarding Forward Looking Statements

          The Securities and Exchange Commission encourages companies to disclose forward looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will be,” “will continue,” “will likely result,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

          The Company operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operation; introduce on a timely basis new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how. The Company’s actual results could differ materially from management’s expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

          As described in Item 9A(T) of our Form 10-K for the fiscal year ended December 31, 2008, management has identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008: The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements. This material weaknesses contributed to control deficiencies, as well as audit adjustments to the 2008 annual consolidated financial statements in the financial reporting and close process. As described in Item 9A(T) of our Form 10-K for the fiscal year ended December 31, 2008, management has taken steps to remediate the control deficiencies noted above through the use of additional outside contractors with the requisite experience and expertise in GAAP accounting.

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

          Although patients continue to be treated in Kansas City, it is not clear how the presence, or the ultimate outcome, of the lawsuit will impact the Company’s working relationship with RMC. RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN. Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 14, 2009	By:	/s/ Alan Gold

Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant