Form 10-Q
period 2009-06-30
US NEUROSURGICAL INC
filed 2009-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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
(Registrant's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2009 was 7,697,185.

Table of Content

Table of Content

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$696,000	$605,000
Accounts receivable (net of allowance for doubtful
accounts of $36,000 in 2009 and 2008)	175,000	4,000
Accounts receivable-stockholder	66,000	44,000
Other current assets	62,000	42,000
Total current assets	$999,000	$695,000

Gamma Knife (net of accumulated depreciation of
$1,725,000 in 2009 and $5,885,000 in 2008)	4,107,000	1,220,000
Leasehold improvements (net of accumulated amortization
of $702,000 in 2009 and $1,822,000 in 2008)	321,000	230,000

Total property and equipment	4,428,000	1,450,000

Cash held in escrow	52,000	52,000

TOTAL	$5,479,000	$2,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$107,000	$56,000
Obligations under capital lease
and loans payable- current portion	850,000	475,000
Total current liabilities	957,000	531,000

Obligations under capital lease and loans payable-net
of current portion	3,503,000	701,000
Asset retirement obligations	200,000	200,000
Total liabilities	4,660,000	1,432,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,353,000)	(2,409,000)
Total stockholders’ equity	$821,000	$765,000

TOTAL	$5,481,000	$2,197,000

The accompanying notes to financial statements are an integral part hereof.

Table of Content

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2009	2008

Revenue:
Patient revenue	$693,000	$390,000

Expenses:
Patient expenses	248,000	194,000
Selling, general and administrative	243,000	219,000

Total	491,000	413,000

Operating income (loss)	202,000	(23,000)

Interest expense	(118,000)	(32,000)
Interest income	2,000	4,000

Net income (loss)	$86,000	$(51,000)

Proforma basic and diluted income (loss) per share	$0.01	$(0.01)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

Table of Content

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2009	2008

Revenue:
Patient revenue	$1,058,000	$925,000

Expenses:
Patient expenses	390,000	377,000
Selling, general and administrative	475,000	506,000

Total	865,000	883,000

Operating income	193,000	42,000

Interest expense	(143,000)	(68,000)
Interest income	4,000	6,000

Net income (loss)	$54,000	$(20,000)

Proforma basic and diluted (loss) income per share	$0.01	$(0.00)

Proforma weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

Table of Content

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$54,000	$(20,000)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	337,000	322,000
Changes in:
Accounts receivable	(193,000)	(12,000)
Other current assets	(20,000)	(28,000)
Accounts payable and accrued expenses	51,000	31,000

Net cash provided by operating activities	229,000	293,000

Cash flows from investing activities:
Investment in unconsolidated entities	-	(2,000)

Cash flows from financing activities:
Net repayment of capital lease obligations and loans payable	(138,000)	(213,000)

Net cash used in financing activities	(138,000)	(213,000)

Net increase in cash and cash equivalents	$$91,000	$78,000

Cash and cash equivalents - beginning of period	$$605,000	$372,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$$696,000	$450,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$$48,000	$68,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired through a capital lease	$$3,315,000	$-

The accompanying notes to financial statements are an integral part hereof.

Table of Content

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Table of Content
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

Due largely to decreased patient procedures in recent periods at the Kansas City center, the Company recently experienced operating losses which have contributed to a substantial reduction in its working capital.  The Company experienced net after tax losses of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008.

The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital.  In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.  The Company had a working capital surplus of $42,000 at June 30, 2009, as compared to a working capital surplus of $164,000 at December 31, 2008, although this reduction was largely due to the increased current obligation relating to the capital lease financing that was recently arranged for the new Gamma Knife at the New York center.  The Company reported a net loss of $33,000 for the first three months of 2009.  This loss, however, was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center. For the first six months of 2009, the Company reported net income of $54,000.  With the efficiencies introduced, the Company hopes that profitability will continue to improve, but future losses are still possible, particularly in view of uncertainties at the Kansas City location described above.

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

Construction of the SACH Gamma Knife center was completed in December 2008 and the first patient was treated in January of 2009 and operations are continuing as planned and at a level sufficient to make the necessary financing payments, meet other obligations and support the growth of the center.  The project has been funded principally by outside investors, and USN’s investment to date in the SACH center has been minimal.

Table of Content

Note D –New Gamma Knife at NYU Medical Center

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs to date of $115,000 in connection with the installation of the equipment and the upgrades to the facility.  The Company expects to pay $137,000 in additional construction costs which will be capitalized into the lease.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments commencing in July 2009 of approximately $61,000 per month.

Table of Content

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in our 2008 Annual Report on Form 10-K, filed, in the Notes to the Financial Statements, Note B.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Patient revenue increased 78% to $693,000 in the quarter ended June 30, 2009 from $390,000 for the quarter ended June 30, 2008.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife and higher reimbursement due to the renegotiation and extension of the contract with NYU, resulting in a dramatic increase in the number of procedures performed at the Company’s New York center during the second quarter of 2009 as compared to the same period a year ago.  Patient expenses increased 28% to $248,000 for the second quarter of 2009 compared to $194,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in this quarter over the comparable period in 2008 was due largely to increased depreciation costs following the installation of the new equipment at the New York center.

Selling, general and administrative expense increased 11% to $243,000 for the quarter ended June 30, 2009 from $219,000 in the comparable period in 2008.  This increase was largely due to an increase in professional fees and increased depreciation of the physical improvements at the New York center incurred in the second quarter of 2009.  Interest expense increased 269% to $118,000 from $32,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the quarter ended June 30, 2009, the Company reported net income of $86,000 as compared to a net loss of $51,000 for the same period a year earlier.  This improvement resulted primarily from the increased revenues at the New York center as described above.

Table of Content

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Patient revenue increased 14% to $1,058,000 in the six months ended June 30, 2009 from $925,000 for the six months ended June 30, 2008.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife and higher reimbursement due to the renegotiation and extension of the contract with NYU, resulting in an increase in the number of procedures performed at the Company’s New York center during the second half of 2009 as compared to the same period a year ago.  This increase was offset to a significant degree due to the fact that the New York center was shut down for approximately six weeks during the first quarter of 2009 to allow for the installation of the new Gamma Knife at that location, which resulted in reduced procedures at that location in that period .  Patient expenses increased 3% to $390,000 for the first half of 2009 compared to $377,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense decreased 6% to $475,000 for the six months ended June 30, 2009 from $506,000 in the comparable period in 2008.  Interest expense increased 110% to $143,000 from $68,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center that impacted result for the first time in the second quarter of 2009.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the six months ended June 30, 2009, the Company reported net income of $54,000 as compared to a net loss of $20,000 for the same period a year earlier.  This improvement resulted primarily from the increased revenue at the New York center following its March reopening with the new Gamma Knife as described above.

Liquidity and Capital Resources

At June 30, 2009 the Company had working capital of $42,000 as compared to $164,000 at December 31, 2008.  This reduction was primarily due to the current obligation that was generated in connection with the capital lease financing established during the first half of 2009 for the new Gamma Knife at the New York center.  Cash and cash equivalents at June 30, 2009 were $696,000 as compared with $605,000 at December 31, 2008.

Net cash provided by operating activities for the six months ended June 30, 2009 was $229,000 as compared to the $293,000 that was provided by operating activities for the same period a year earlier.  Depreciation and amortization was $337,000 for the six months ended June 30, 2009, as compared with $322,000 the first six months of 2008.

Table of Content

The Company paid $138,000 towards its capital lease obligations during the six months ended June 30, 2009 as compared to $213,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net loss of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008.  The Company reported net loss of $33,000 for the first three months of 2009, but was profitable for the first six months of 2009 with net income of $54,000.  The loss in the first quarter was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center.

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

Disclosure Regarding Forward Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward looking information so that investors can better understand a company's future prospects and make informed investment decisions.  This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow.  Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will be," "will continue," "will likely result," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  Those forward-looking statements are based on management's present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

Table of Content

The Company operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operation; introduce on a timely basis new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We do realize that we are a very small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances.  Because the Company does not currently have a separate chief financial officer, the Chief Executive Officer performs these functions with the support of one of the Company’s outside directors who assists in the reporting and disclosure process (the “Lead Director”).

Table of Content

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

Table of Content

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

As described in Item 9A(T) of our Form 10-K for the fiscal year ended December 31, 2008, management has identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:  The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with its financial reporting requirements.  This material weakness contributed to control deficiencies, as well as audit adjustments to the 2008 annual consolidated financial statements in the financial reporting and close process.  As described in Item 9A(T) of our Form 10-K for the fiscal year ended December 31, 2008, management has taken steps to remediate the control deficiencies noted above through the use of additional outside contractors with the requisite experience and expertise in GAAP accounting.

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

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

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 14, 2009	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
And Principal Financial Officer of the Registrant