Form 10-Q
period 2009-09-30
US NEUROSURGICAL INC
filed 2009-11-16
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2009 was 7,697,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$563,000	$605,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2009 and 2008)	398,000	4,000
Accounts receivable-stockholder	51,000	44,000
Other current assets	44,000	42,000
Total current assets	$1,056,000	$695,000

Gamma Knife (net of accumulated depreciation of $1,908,000 in 2009 and $5,780,000 in 2008)	3,900,000	1,220,000
Leasehold improvements (net of accumulated amortization of $716,000 in 2009 and $1,812,000 in 2008)	307,000	230,000

Total property and equipment	4,207,000	1,450,000

Cash held in escrow	52,000	52,000

TOTAL	$5,315,000	$2,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$105,000	$56,000
Obligations under capital lease and loans payable- current portion	872,000	475,000
Total current liabilities	977,000	531,000

Obligations under capital lease and loans payable-net of current portion	3,277,000	701,000
Asset retirement obligations	200,000	200,000
Total liabilities	4,454,000	1,432,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,313,000)	(2,409,000)
Total stockholders’ equity	$861,000	$765,000

TOTAL	$5,315,000	$2,197,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2009	2008

Revenue:
Patient revenue	$657,000	$497,000

Expenses:
Patient expenses	261,000	148,000
Selling, general and administrative	239,000	239,000

Total	500,000	387,000

Operating income	157,000	110,000

Interest expense	(117,000)	(31,000)
Interest income	-	3,000

Net income	$40,000	$82,000

Basic and diluted income (loss) per share	$0.01	$0.01

Weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2009	2008

Revenue:
Patient revenue	$1,715,000	$1,422,000

Expenses:
Patient expenses	651,000	525,000
Selling, general and administrative	713,000	745,000

Total	1,364,000	1,270,000

Operating income	351,000	152,000

Interest expense	(260,000)	(99,000)
Interest income	5,000	9,000

Net income	$96,000	$62,000

Basic and diluted (loss) income per share	$0.01	$0.01

Weighted average shares outstanding	7,697,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$96,000	$62,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	559,000	452,000
Changes in:
Accounts receivable	(401,000)	29,000
Other current assets	(2,000)	(10,000)
Accounts payable and accrued expenses	49,000	11,000

Net cash provided by operating activities	301,000	544,000

Cash flows from financing activities:
Net repayment of capital lease obligations and loans payable	$(343,000)	(323,000)

Net cash used in financing activities	(343,000)	(323,000)

Net increase (decrease) in cash and cash equivalents	$(42,000)	$221,000

Cash and cash equivalents - beginning of period	$605,000	$372,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$563,000	$593,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$260,000	$99,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired through a capital lease	$3,315,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital.  In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.  The Company had a working capital surplus of $79,000 at September 30, 2009, as compared to a working capital surplus of $164,000 at December 31, 2008.  This reduction in working capital was largely due to the increased current obligation relating to the capital lease financing that was recently arranged for the new Gamma Knife at the New York center.  The Company reported a net loss of $33,000 for the first three months of 2009.  This loss, however, was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center. For the first nine months of 2009, the Company reported net income of $96,000.  With the efficiencies introduced, the Company hopes that profitability will continue to improve, but future losses are still possible, particularly in view of uncertainties at the Kansas City location described above.

Note C – The New Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company will participate in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”).  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell Perfexion Gamma Knife.  CGK leased the Gamma Knife from Neuropartners LLC, which purchased the Gamma Knife equipment.  USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC.  In addition, USNC will receive fees for management services relating to the facility.

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

Note D –New Gamma Knife at NYU Medical Center

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs to date of $115,000 in connection with the installation of the equipment and the upgrades to the facility.  The Company expects to pay $137,000 in additional construction costs which will be capitalized into the lease.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.

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

Results of Operation

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Patient revenue increased 32% to $657,000 in the quarter ended September 30, 2009 from $497,000 for the quarter ended September 30, 2008.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife, resulting in an increase in the number of procedures performed at the Company’s New York center during the third quarter of 2009 as compared to the same period a year ago.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.  Patient expenses increased 76% to $261,000 for the third quarter of 2009 compared to $148,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in this quarter over the comparable period in 2008 was due largely to increased depreciation costs following the installation of the new equipment at the New York center.

Selling, general and administrative expense of $239,000 was equal to that in the comparable period in 2008.  Interest expense increased 277% to $117,000 from $31,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  (The Company had no lease expense for the same period in 2008.)  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the quarter ended September 30, 2009, the Company reported net income of $40,000 as compared to $82,000 for the same period a year earlier.  This decrease resulted primarily from the increased depreciation expenses at the New York center as described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Patient revenue increased 21% to $1,715,000 in the nine months ended September 30, 2009 from $1,422,000 for the nine months ended September 30, 2008.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife, resulting in an increase in the number of procedures performed at the Company’s New York center during the first nine months of 2009 as compared to the same period a year ago.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.  This increase was offset to a significant degree due to the fact that the New York center was shut down for approximately six weeks during the first quarter of 2009 to allow for the installation of the new Gamma Knife at that location, which resulted in reduced procedures at that location in that period .  Patient expenses increased 24% to $651,000 for the nine months of 2009 compared to $525,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense decreased 4% to $713,000 for the nine months ended September 30, 2009 from $745,000 in the comparable period in 2008.  Interest expense increased 163% to $260,000 from $99,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center that impacted results for the first time in the second quarter of 2009.  (The Company had no lease expense for the same period in 2008.)  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the nine months ended September 30, 2009, the Company reported net income of $96,000 as compared to $62,000 for the same period a year earlier.  This improvement resulted primarily from the increased revenue at the New York center following its March reopening with the new Gamma Knife as described above.

Liquidity and Capital Resources

At September 30, 2009 the Company had working capital of $79,000 as compared to $164,000 at December 31, 2008.  This reduction in working capital was primarily due to the current obligation that was generated in connection with the capital lease financing established during the first nine months of 2009 for the new Gamma Knife at the New York center.  Cash and cash equivalents at September 30, 2009 were $563,000 as compared with $605,000 at December 31, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $301,000 as compared to the $544,000 that was provided by operating activities for the same period a year earlier.  Depreciation and amortization was $559,000 for the nine months ended September 30, 2009, as compared with $452,000 the first nine months of 2008.

The Company paid $343,000 towards its capital lease obligations during the nine months ended September 30, 2009 as compared to $323,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net loss of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008.  The Company reported net loss of $33,000 for the first three months of 2009, but was profitable for the first nine months of 2009 with net income of $96,000.  The loss in the first quarter was primarily due to the fact that the NYU Center was shut down for approximately six weeks during the first quarter to accommodate the installation of new equipment at that center.

While the Company is taking steps to improve long term profitability, it is possible that the Company will experience material losses in the future periods.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife centers.  If losses were to return, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 13, 2009	By :	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer
and
Principal Financial Officer of the Registrant