Form 10-K
period 2009-12-31
US NEUROSURGICAL INC
filed 2010-03-30
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number:  0-15586

U.S. Neurosurgical, Inc.
(Name of small business issuer in its charter)

Delaware	52-1842411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Research Blvd, Suite 325,
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:          (301) 208-8998

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
Yes ☐    No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

As of March 19, 2010, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $424,000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 19, 2010, there were outstanding 7,747,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2009

PART I

Item 1.	Business.

U.S. Neurosurgical, Inc. (“USN” or the “Company”) owns and operates stereotactic radiosurgery centers, utilizing the Leksell Gamma Knife technology (the “Gamma Knife”).  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "USN." means U.S. Neurosurgical, Inc. and its subsidiaries, U.S. Neurosurgical Physics, Inc. and USN Corona, Inc.  The Company, a Delaware corporation, was formed in July 1993.  The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

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

Management continues to explore opportunities to organize and participate in additional Gamma Knife centers.  USN's business strategy is to provide cost-effective approaches that allow hospitals, physicians, and patients access to Gamma Knife treatment capability, a high capital cost item.  USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis.  The Company’s business model is to own, or hold an interest in, the Gamma Knife units, and charge the medical facility, where the unit is housed and maintained, based on utilization.

USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife.  As it has with its RMC, NYU and SACH Gamma Knife centers, if circumstances support the opening additional centers, USN would seek cooperative ventures with these facilities,.

USN believes that, as of December 31, 2009, there were approximately 131 Gamma Knife treatment centers in the U.S.

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

USN opened its first Gamma Knife Center on the premises of RMC in September 1994.  RMC is part of Hospital Corporation of America (HCA).  USN formed a cooperative venture with RMC in September, 1993.  Per an agreement with RMC, GHS sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to construct a Gamma Knife facility.  USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialed by RMC.  The Company’s arrangement with RMC was modified and extended in 2004 when USN upgraded the Gamma Knife at that facility.  USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility.  Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility.  USN’s facility agreements with RMC expire in 2015 and there are no renewal options.  Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN.  For the year ended December 31, 2009, 2008 and 2007, USN derived revenues from the RMC center of approximately $790,000, $720,000 and $603,000, respectively, as a result of 60, 64 and 44 procedures performed, respectively, during such periods.

USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York.  Construction of the Gamma Knife suite was completed in July 1997.  The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000.

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs of $115,000 in connection with the installation of the equipment and the upgrades to the facility.  The Company expects to pay $137,000 in additional construction costs which will be capitalized into the lease.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.

The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region.  Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment.  Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.  NYU provides the medical and technical staff to operate the facility.  NYU pays USN a scheduled fee based on the number of patient procedures performed.  For the years ended December 31, 2009, 2008 and 2007, USN derived revenues from the NYU center of approximately $1,464,000, $1,031,000 and $1,031,000, respectively, as a result of 171, 163 and 164 procedures performed, respectively, during such periods.

The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at San Antonio Community Hospital in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”).  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH covering the renovation of the space in the hospital and the installation and operation of the Leksell Perfexion Gamma Knife.  CGK leased the Gamma Knife from Neuropartners LLC, which purchased the Gamma Knife equipment.  USNC is a 27% owner of CGK and a 20% owner of Neuropartners LLC.  In addition, USNC is entitled to fees for management services relating to the facility.

Construction of the SACH Gamma Knife center was completed in December 2008 and the first patient was treated in January of 2009.  Operations are continuing as planned and at a level sufficient to make the necessary financing payments, meet other obligations and support the growth of the center.  The project has been funded principally by outside investors.   While USN has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

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

In the future, the Company may establish additional Gamma Knife centers.  Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities.  The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife utilized by USN.  In addition, many states require hospitals to obtain a Certificate of Need (“CON”) before they can acquire a significant piece of medical equipment.  Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that CONs will be granted.  In addition, the Nuclear Regulatory Commission (the “NRC”) must issue a permit to USN to permit loading the cobalt at each Gamma Knife site.  While the Company believes that it can obtain a NRC permit for each Gamma Knife machine, there is no assurance that it will.

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

Gamma Knife Supply and Servicing

To date, USN has purchased all of its Gamma Knife equipment from Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden.  In 1993, USN entered into purchase agreements with Elekta for the purchase of the Gamma Knives at its RMC and NYU centers.  During 2004, the Company entered into an agreement to upgrade to a new Gamma Knife at RMC and, in March 2009, the company installed a new PERFEXION model, at the NYU Medical Center in replacement of the older Gamma Knife equipment.  Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment.  USN arranges for maintenance services for its Gamma Knives through Elekta.  Any interruption in the supply of equipment or services from Elekta would adversely affect USN's ability to maintain its Gamma Knife treatment centers.

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

Operating Losses.

We have experienced significant operating losses in recent periods and may incur losses in the future.  We reported a net loss of $335,000 for the year ended December 31, 2007, but did return to breakeven for the year ended 2008 and reported a modest profit in 2009.  Uncertainties in our business, particularly the prospects for the Kansas City center, make it difficult to plan for profitable growth.

Availability of Working Capital.

To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife centers.  If the Company experiences operating losses in the future, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

Item 2.	Properties.

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

On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at approximately $1.9 million.  On appeal, that judgment was affirmed in part and reversed in part, leading to a yet undetermined amount owing to the Company, which will be substantially less than the $1.9 million lower court verdict.  Further appellate relief may be sought, and it is not possible at this time to quantify the amount that the Company will receive in the end.

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

The Company's Common Stock is traded on the OTC Bulletin Board.  The following table displays the range of high and low bid quotations as reported by NASDAQ System for the period from January 1, 2008 through December 31, 2009.

Period	High Bid	Low Bid

January 1 – March 31, 2008	.05	.05
April 1 - June 30, 2008	.35	.09
July 1 – September 30, 2008	.25	.15
October 1 – December 31, 2008	.19	.04

January 1 – March 31, 2009	.035	.03
April 1 - June 30, 2009	.055	.041
July 1 – September 30, 2009	.16	.12
October 1 – December 31, 2009	.19	.132

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of February 26, 2010, there were approximately 400 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the fourth quarter of 2009, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2005 through 2009.  The latest financial statements of the Company are included in Item 13 in Part IV of this report. The information set forth in this table and the discussion below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,
	2009	2008	2007	2006	2005
(in thousands, except per share amounts)

Revenue	$2,261	$1,751	$1,638	$2,002	$2,108
Expenses:
Patient expense	901	671	766	908	816
General and administrative	918	961	1,052	1,245	1,447
Interest expense	375	126	168	228	252
Cumulative effect of accounting method change (net of applicable income tax of $56,000)
Net Income (loss)	72	4	(335)	(383)	(285)

Basic and diluted Income (loss) per common share:	$0.01	$0.00	$(0.04)	$(0.05)	$(0.04)

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$673	$605	$372	$297	$422
Total assets	5,048	2,197	2,641	3,496	4,663
Long-term obligations	3,248	901	1,377	1,811	2,300
Stockholders equity	839	765	761	1,096	1,179

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of operations

2009 Compared to 2008

Patient revenue increased 29% to $2,261,000 in 2009 as compared to $1,751,000 in 2008.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife.  This newer technology allowed for an increase in the number of procedures performed at the Company’s New York center during the second half of 2009 as compared to the same period a year ago.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.

Patient expenses increased 34%% to $901,000 in 2009 from $671,000 in 2008.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2009 over 2008 was due largely to increased depreciation costs following the installation of the new equipment at the New York center.    Selling, general and administrative expense (“SG&A”) decreased 4% to $918,000 in 2009 from $961,000 in the previous year.  This decrease in SG&A resulted principally from lower payroll costs, as well as continued steps taken by the Company to streamline overall administrative costs.  Interest expense increased 198%% to $375,000 in 2009 from $126,000 in 2008.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  (The Company had no lease expense for most of 2008.)  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  The Company reported a net profit of $72,000 in 2009, which compares to a profit of $4,000 in the prior year.  This improvement was due primarily to the increase in patient revenue at the New York center, which was only partially offset by the new capital lease obligations at that location.

2008 Compared to 2007

Patient revenue increased 7% to $1,751,000 in 2008 as compared to $1,638,000 in 2007.  The increase in revenue is primarily due to an increase in patient volume at both the NYU and RMC centers.

Patient expenses declined 12% to $671,000 in 2008 from $766,000 in 2007.  The decrease was primarily due to  lower maintenance costs for the equipment.  Selling, general and administrative expense (“SG&A”) decreased 9% to $961,000 in 2008 from $1,052,000 in the previous year.  This decrease in SG&A resulted principally from lower payroll costs, as well as continued steps taken by the Company to streamline overall administrative costs.  Interest expense decreased 25% to $126,000 in 2008 from $168,000 in 2007.  This decrease was due to repayment of the NYU loan.  The Company reported a net profit of $4,000 in 2008, which compares to the net loss of $335,000 in the prior year.  This improvement was due to the increase in patient revenue and decrease in patient expense and interest expense in 2009.

Liquidity and capital resources

At December 31, 2009 the Company had working capital of $49,000 as compared to $164,000 at December 31, 2008.  Cash and cash equivalents at December 31, 2009 were $673,000 as compared to $605,000 at December 31, 2008.

Net cash provided by operating activities was $715,000 in 2009 as compared with $668,000 for 2008.  Depreciation and amortization was $780,000 in 2009 as compared to $574,000 in 2008.  This significant increase in depreciation and amortization was the result of the capital lease obligations relating to the new Gamma Knife installation at the New York center.

There was no net cash provided by investing activities for the year ended 2009 or 2008.

For the year ended December 31, 2009, net cash used in financing activities was $647,000 as compared to $435,000 in 2008.

Off-balance sheet arrangements

None

Tabular disclosure of contractual obligations

The following is a summary of the Company’s contractual obligations at December 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital (finance) lease obligations	$3,942,000	$894,000	$1,606,000	$1,442,000	$0
Asset retirement obligation	$200,000				$200,000
Total	$4,142,000	$894,000	$1,606,000	$1,442,000	$200,000

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

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143"), now ASC 410-20, effective for the fiscal years beginning after June 15, 2002.  Accordingly, the Company recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets based the estimated fair value of such liabilities.  The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K beginning at page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Our management, including our Chief Executive Officer, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	65	President & Chairman

William F. Leimkuhler	58	Director

Charles H. Merriman, III	75	Director

Susan Greenwald	64	Vice President and Secretary

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

William F. Leimkuhler has served as director of USN since May 1999.  He currently serves as Lead Director of USN’s Board of Directors.  He also served as a director of GHS since its inception in 1984 through November 1999.  Mr. Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999.  He also acts as a consultant on corporate and business development matters to several emerging growth companies.  From January 1994 until October 1999,  he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Speedus Corp., Integral Systems, Inc and Argan, Inc.

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

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket  expenses incurred in attending board meetings.  During the year ended December 31, 2008, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

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

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary ($)
Alan Gold	2009	$300,000
President & Director	2008	$300,000
	2007	$225,000

Director Compensation

During 2009, our Directors who are not officers or employees (“Non-Employee Directors”) were entitled to an annual retainer of $3,000.  The Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

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

The following table sets forth, as of March 14, 2008, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2)	1,140,246	14.7%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,523,000	32.6%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,682,000	21.7%
711 Fifth Avenue
New York, NY 10022

All Directors and Officers of USN	1,370,918	17.7%
as a group (2) (three persons)
________________

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,682,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2009, 2008 and 2007, the Company paid or accrued $60,000, $70,000 and $56,052, respectively, for Audit Fees to Goodman and Company, LLP.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2009, 2008 and 2007, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2009, 2008 and 2007, the Company paid $11,000, $9,700 and $9,500 for Tax Fees to Goodman and Company, LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2009, 2008 and 2007, the Company did not pay or accrue any amounts for these services.

The Board of Directors has established a policy requiring pre-approval by the Board of Directors of all audit and non-audit services provided by its registered independent public accounting firm.  The policy requires the general pre-approval of annual audit services and all other permitted services.  All of the audit and non-audit services described above were approved by the Board.

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

3.2	Form of Amended and Restated Bylaws of USN (incorporated herein by reference to Exhibit 3.2 to our Form 10 Registration Statement as filed July 1, 1999)
4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)
10.1	Distribution Agreement dated May 27, 1999 between GHS, Inc. (“GHS”) and USN (incorporated herein by reference to Exhibit 10.1 to our Form 10 Registration Statement as filed July 1, 1999)
10.2	Tax Matters Agreement dated May 27, 1999 between GHS and USN (incorporated herein by reference to Exhibit 10.2 to our Form 10 Registration Statement as filed July 1, 1999)
10.3	Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (incorporated herein by reference to Exhibit 10.3 to our Form 10 Registration Statement as filed July 1, 1999)
10.4	Employment Agreement dated December 14, 1984 between USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS’s Registration Statement No. 33-4532-W on form S-18)
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
__________
*  Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

By	/s/ Alan Gold
Alan Gold
President and Chief Executive Officer
and
Principal Financial Officer

Dated: March 30, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2010	/s/ Alan Gold
Alan Gold
President and Director
(Chief Executive Officer)

March 30, 2010	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 30, 2010	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and subsidiaries (Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  U.S. NeuroSurgical, Inc. and subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and subsidiaries as of December 31, 2009 and 2008,  and the results of their operations and their cash flows for each of the years ended in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Goodman and Company, LLP
March 30, 2010

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$673,000	$605,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2009 and 2008)	232,000	4,000
Accounts receivable - RMC	48,000	44,000
Other current assets	57,000	42,000

Total current assets	1,010,000	695,000

Property and equipment:
Gamma Knives (net of accumulated depreciation of $2,108,000 in 2009 and $5,780,000 in 2008)	3,693,000	1,220,000
Leasehold improvements (net of accumulated amortization of $730,000 in 2009 and $1,812,000 in 2008)	293,000	230,000

	3,986,000	1,450,000

Cash held in escrow	52,000	52,000

	$5,048,000	$2,197,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$67,000	$56,000
Obligations under capital leases and loans payable - current portion	894,000	475,000

Total current liabilities	961,000	531,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	3,048,000	701,000

Total liabilities	4,209,000	1,432,000

Commitments, litigation and other matters (Notes B[10], D, F, I and J)

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,747,185 and 7,697,185 shares issued at December 31, 2009 and 2008	77,000	77,000
Additional paid-in capital	3,097,000	3,097,000
Accumulated deficit	(2,335,000)	(2,409,000)

	839,000	765,000

	$5,048,000	$2,197,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Revenue (Notes C and D)	$2,261,000	$1,751,000	$1,638,000

Costs and expenses:
Patient expenses	901,000	671,000	766,000
Selling, general and administrative	918,000	961,000	1,052,000

	1,819,000	1,632,000	1,818,000

Income (loss) from operations	442,000	119,000	(180,000)

Interest expense	(375,000)	(126,000)	(168,000)
Interest income	5,000	11,000	11,000
Other Income	-	-	2,000

	(370,000)	(115,000)	(155,000)

Income (loss) before income taxes	72,000	4,000	(335,000)

Provision for income tax expense	-	-	-

Net income (loss)	$72,000	$4,000	$(335,000)

Basic and diluted net income (loss) per share	$0.01	$0.00	$(0.04)

Weighted average common shares outstanding	7,704,465	7,697,185	7,697,185

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number		Additional
	of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2007	7,697,185	$77,000	$3,097,000	$(2,078,000)	$1,096,000
Net loss for the year ended December 31, 2007	-	-	-	(335,000)	(335,000)
Balance - December 31, 2007	7,697,185	77,000	3,097,000	(2,413,000)	761,000
Net income for the year ended December 31, 2008	-	-	-	4,000	4,000
Balance - December 31, 2008	7,697,185	$77,000	$3,097,000	$(2,409,000)	$765,000
Issuance of common stock as compensation	50,000	-	2,000	-	2,000
Net income for the year ended December 31, 2009	-	-	-	72,000	72,000
Balance - December 31, 2009	7,747,185	$77,000	$3,099,000	$(2,337,000)	$839,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$72,000	$4,000	$(335,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	780,000	574,000	649,000
Stock based compensation expense	2,000
Interest expense paid through a capital lease obligation	96,000	-	-
Changes in:
Accounts receivable	(228,000)	93,000	23,000
Accounts receivable - stockholder	(4,000)	-	130,000
Other current assets	(14,000)	10,000	87,000
Accounts payable and accrued expenses	11,000	(13,000)	(53,000)
Net cash provided by operating activities	715,000	668,000	501,000

Cash flows from investing activities:
Investment in unconsolidated entities	-	-	(20,000)
Decrease (increase) in cash held in escrow	-	-	61,000
Net cash used in investing activities	-	-	41,000

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(647,000)	(435,000)	(467,000)

Net change in cash and cash equivalents	68,000	233,000	75,000
Cash and cash equivalents - beginning of year	605,000	372,000	297,000
Cash and cash equivalents - end of year	$673,000	$605,000	$372,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$279,000	$126,000	$168,000

Supplemental disclosures of noncash activities:
Equipment and leasehold improvements acquired through a capital lease	$3,315,000	$-	$-

See notes to consolidated financial statements

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years.  The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years.  Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2009, 2008, and 2007 was $780,000, $574,000, and $649,000, respectively.

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

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2009, 2008, and 2007, and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2009, 2008, or 2007.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2009 and 2008 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2009 and 2008.

[12]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in two banks totals $405,000 at December 31, 2009.  Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note B - The Company and its Significant Accounting Policies (continued)

[13]	Asset retirement obligations:

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated fair value of such liabilities.  The estimated costs of these obligations is capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

[14]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[15]	Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following this effective date, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company started following the guidelines in the Codification effective July 1, 2009.

 In June 2009, the FASB issued ASU 2009-16 (formerly FASB 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”), to improve the relevance, faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for periods beginning after November 15, 2009, did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly FASB 167, “Amendments to FASB Interpretation No. 46(R)”). This statement amends Interpretation 46(R) to require an enterprise to replace the quantitative-based analysis in determining whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity with a more qualitative approach by providing additional guidance regarding considerations for consolidating an entity. This guidance also requires enhanced disclosures to provide users of financial information with more transparent information about the enterprise’s involvement in a variable interest entity. This statement is effective for periods beginning after November 15, 2009, and is not expected to have a significant effect on the Company’s consolidated financial statements.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note B - The Company and its Significant Accounting Policies (continued)

In May 2009, the FASB issued guidance (ASC 855-10) that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the subsequent event guidance in the quarter ended June 30, 2009, which did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance (ASC 805) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not a material impact on the Company’s consolidated financial statements. However, this standard could have a significant effect on the accounting for future business combinations.

Note C - Agreements With Research Medical Center (RMC)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a stockholder of the Company, for a period of 21 years, which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994.  The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee.  In return, RMC pays USN 80% of RMC's fees, subject to adjustments, for the use of the equipment and the facility.  The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN.  USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred.  As of December 31, 2009 and 2008, the escrow account balance was $52,000. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note C[2]).  The Company derived patient revenue from the RMC center of $790,000 $ 720,000, and $603,000 for 2009, 2008, and 2007, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note D - Agreement With New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU pays USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $1,464,000, $1,031,000, and $1,031,000, for 2009, 2008, and 2007, respectively.

In 2004, the NYU agreement was extended through March 2009.  In 2008, the NYU agreement was extended for an additional 12 years through March 2021.  To secure this extension, USN agreed to install a new Gamma Knife Perfexion model.  The new equipment and certain space improvements, costing approximately $3,411,000 in total (including $96,000 of accrued interest), was financed through a seven-year lease arrangement.  The amendment provides for a payment to USN of a flat fee for each patient procedure performed.

Note E - Obligation Under Capital Lease and Loans Payable

In August 2003, USN commenced payment on a $750,000 lease for the NYU cobalt reload, which was paid off in April 2007.  In March 2009 the Company installed a Perfexion model Gamma Knife at the NYU center with a seven year lease form Elekta Finance.  The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, is approximately $3,411,000 in total, including $96,000 of accrued interest. The monthly payment is $61,000 per month.

In 2005, the Company purchased a replacement Gamma Knife (Knife 3) at the RMC site and has financed this purchase with a capital lease arrangement with SMT Leasing.  The lease agreement provides that any progress payments made to the Gamma Knife manufacturer bear interest at the 60-day U.S. Treasury note rate.  Upon equipment acceptance, the lease obligation repayment begins.  Such lease terms require 72 monthly payments of $46,602, at an implicit interest rate of 8.4%.

The obligations under the capital leases and loans payable are as follows:

	December 31,
	2009	2008

Capital leases - Gamma Knife	$3,942,000	$1,176,000

Less current portion	(894,000)	(475,000)

	$3,048,000	$701,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note E - Obligation Under Capital Lease and Loans Payable (continued)

Future payments as of December 31, 2009 on the equipment leases and loans are as follows:

Year Ending
December 31,

2010	$1,289,000
2011	916,000
2012	729,000
2013	729,000
2014	729,000
Thereafter	915,000
5,307,000
Less interest	(1,365,000)
Present value of net minimum obligation	$3,942,000

The Company's Gamma Knives are held under capital leases and amortization is included in depreciation expense.

Note F – Asset Retirement Obligations

During 2003, the Company recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of Gamma Knives and disposal of regulated materials and the restoration of facilities at NYU and RMC.  Such liabilities have been measured using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the Gamma Knives.  The Company is amortizing such costs over the lives of the respective useful lives from inception.

No change in the estimate for asset retirement obligations was necessary in conjunction with the 2005 and 2009 Gamma Knife replacements.

Note G - Stock Based Compensation

During 2009, the Company awarded 50,000 shares of its common stock to an employee as additional compensation.  The fair value of the total shares was determined by management to be $2,500.  Compensation expense of $2,500 (common stock of $500 and additional paid in capital of $2,000) was recorded by the Company to account for this transaction.

Note H - Concentrations

For 2008, 2008, and 2007, the Company derived all of its patient revenue from two hospitals.  These two hospitals also accounted for 100% of the accounts receivable at December 31, 2009 and 2008.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note I - Taxes

The components of the income tax provision (benefit) are as follows:

Year Ended December 31,
	2009	2008	2007
Current:
Federal	$-	$-	$-
State	-	-	-
	-	-	-

Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
	$-	$-	$-

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2009	2008	2007

Income tax (benefit) at the federal statutory rate	$25,000	$2,000	$(114,000)
State income tax (benefit), net of federal taxes	4,000	-	(17,000)
Other	(16,000)	40,000	(8,000)
Change in valuation allowance	(13,000)	(42,000)	139,000

Income tax provision (benefit)	$-	$-	$-

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Net operating loss	$302,000	$174,000
Excess of book depreciation over tax depreciation	40,000	88,000
	342,000	262,000
Deferred tax liability:
Net effect of the conversion from accrual basis of accounting
to cash basis accounting for tax purposes primarily related	-
to accounts receivable, prepaid expenses, and accounts payable	(100,000)	(7,000)
	242,000	255,000
Valuation allowance	(242,000)	(255,000)
Net deferred tax asset	$-	$-

The Company adopted the accounting provisions for Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  It provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on tax return. The Company had no uncertain material tax positions at December 31, 2009 and 2008.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2006.

Note J - Litigation

The Company is involved in certain claims and legal actions from time-to-time arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

Note K – Commitments and Contingencies

Leases:

The Company leases office space under an operating lease expiring March 2013.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2009, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note C(2) are as follows:

Year Ending
December 31,

2010	$44,000
2011	45,000
2012	47,000
2013	12,000
$148,000

Rent expense was approximately $45,000, $45,000, and $52,000, and for 2009, 2008, and 2007 respectively.

Gamma Knives:

In 2005, the Company purchased and installed a new Gamma Knife for $2,606,000 to replace the existing equipment at the RMC site.  The Company has obtained lease financing in connection with this purchase of the Gamma Knife.

In 2009, the Company installed a new Gamma Knife Perfexion model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,411,000 in total (including $96,000 of accrued interest), was financed through a seven-year lease arrangement.

To maintain efficient operation, the Company is required to reload cobalt for each Gamma Knife every 5 to 10 years.  The cobalt at RMC was reloaded in 2000 at a cost of approximately $800,000.

Guarantee of Lease Obligation:

USN Corona, Inc., the Company’s wholly owned subsidiary that carries the investments in Corona Gamma Knife, LLC and Neuropartners, LLC., is a 20% guarantor on Neuropartners, LLC’s $3.5 million seven-year lease with respect to the Gamma Knife equipment and certain leasehold improvements at the San Antonio Community Hospital (“SACH”) in Upland, California, where the equipment is located.  In 2014, Neuropartners, LLC has the option to purchase the Gamma Knife for $490,000.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

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

Note L - Employees' 401(k) and IRA Plans

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made no discretionary matching IRA contribution for 2009 and 2008.

Note M - Related Party Transactions

[1]
The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.  The president's compensation for 2009, 2008, and 2007, was $300,000, $300,000, and $225,000, respectively. The president voluntarily accepted reduced compensation for three months in 2007.

Note N – Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited 2009 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Revenue	$366	$693	$657	$545
Income (loss) from operations	(9)	202	157	94
Net income (loss)	(33)	86	40	(21)
Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.01	$0.01

2008
Revenue	$535	$390	$497	$329
Income (loss) from operations	65	(23)	110	(33)
Net income (loss)	31	(51)	82	(58)
Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.01	$0.00

2007
Revenue	$462	$392	$376	$408
Income (loss) from operations	(87)	(157)	62	2
Net income (loss)	(131)	(196)	26	(34)
Basic and diluted income (loss) per common share	$(0.02)	$(0.03)	$0.00	$0.00