Form 10-Q
period 2010-03-31
US NEUROSURGICAL INC
filed 2010-05-17
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2010 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$721,000	$673,000

Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2009 and 2008)	154,000	232,000
Accounts receivable-stockholder	51,000	48,000
Other current assets	77,000	57,000
Total current assets	$1,003,000	$1,010,000

Gamma Knife (net of accumulated depreciation of $2,315,000 in 2010 and $2,108,000 in 2009)	3,486,000	3,693,000
Leasehold improvements (net of accumulated amortization of $745,000 in 2010 and $730,000 in 2009)	278,000	293,000

Total property and equipment	3,764,000	3,986,000

Cash held in escrow	52,000	52,000

TOTAL	$4,819,000	$5,048,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$119,000	$67,000
Obligations under capital lease and loans payable- current portion	916,000	894,000
Total current liabilities	1,035,000	961,000

Obligations under capital lease and loans payable-net of current portion	2,810,000	3,048,000
Asset retirement obligations	200,000	200,000
Total liabilities	4,045,000	4,209,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(2,403,000)	(2,337,000)
Total stockholders’ equity	$773,000	$839,000

TOTAL	$4,819,000	$5,048,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Patient revenue	$532,000	$366,000

Expenses:
Patient expenses	249,000	142,000
Selling, general and administrative	246,000	233,000

Total	495,000	375,000

Operating income (loss)	37,000	(9,000)

Interest expense	(107,000)	(26,000)
Interest income	3,000	2,000

Net loss	$(67,000)	$(33,000)

Proforma basic and diluted loss per share	$(0.01)	$(0.00)

Proforma weighted average shares outstanding	7,747,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(67,000)	$(33,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	223,000	115,000
Changes in:
Accounts receivable	75,000	(136,000)
Other current assets	(20,000)	4,000
Accounts payable and accrued expenses	52,000	19,000

Net cash provided by operating activities	263,000	(31,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(215,000)	(115,000)

Net change in cash and cash equivalents	$48,000	$(146,000)

Cash and cash equivalents - beginning of period	$673,000	$605,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$721,000	$459,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$107,000	$36,000

Supplemental disclosure of noncash investing and financing activities Equipment acquired through a capital lease	$-	$3,500,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Uncertainties

During 2007, U.S. Neurosurgical, Inc. (“USN”) instituted a lawsuit against Midwest Division – RMC LLC, in the Circuit Court of Jackson County, Missouri seeking damages against the defendant as successor to USN’s agreement with RMC relating to the Kansas City Gamma Knife center.  This lawsuit arose out of USN’s agreement with RMC, executed in December 1993.  In the course of an audit, USN discovered that the defendant had failed to make proper payments to USN under that agreement.  USN sought to recover amounts representing such underpayments.

On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124.  On March 2, 2010, the decision in favor of USN was affirmed on appeal, but the award of damages was  reduced substantially.  The result will be a net payment to USN, after costs of litigation, of approximately $400,000.

Although patients continue to be treated in Kansas City, it is not clear how the outcome of the lawsuit will impact the Company’s working relationship with RMC.  RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN.  Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

Due largely to decreased patient procedures in recent periods at the Kansas City center, the Company has experienced operating losses at that center, which have contributed to a substantial reduction in its working capital.

The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital.  In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.  The Company had a working capital deficit of $32,000 at March 31, 2010, as compared to a working capital surplus of $49,000 at December 31, 2009.  Overall, the Company reported a net loss of $67,000 for the first three months of 2010.  This loss, however, was primarily due to the periods of extremely severe weather early in the first quarter of 2010, especially in Kansas City, where the Company treated no patients in the month of January.  Nevertheless, with the efficiencies introduced, and new equipment installed at the NYU center, the Company hopes that profitability will improve, but future losses are still possible, particularly in view of uncertainties at the Kansas City location described above.

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

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in the Notes to the Financial Statements, Note B, in our 2009 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Patient revenue increased 45% to $532,000 in the quarter ended March 31, 2010 from $366,000 for the quarter ended March 31, 2009.  This increase in patient revenue was largely due to increased volume at the Company’s Gamma Knife center located at NYU Hospital (the “New York center”) with the new PERFEXION Gamma Knife.  The Company’s New York center was closed during a significant part of the first quarter of 2009 while this new equipment was being installed.  Moreover, with this new equipment, the Company is now able to schedule and treat a greater number of patients.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.  Patient expenses increased 75% to $249,000 for the first quarter of 2010 compared to $142000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in this quarter over the comparable period in 2009 was due largely to increased depreciation costs following the installation of the new equipment at the New York center.

Selling, general and administrative expense of $246,000 was 6% higher than the $233,000 incurred during the comparable period in 2009.  Interest expense increased 312% to $107,000 from $26,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  (The Company had no lease expense for the same period in 2009.)  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the quarter ended March 31, 2010, the Company reported a net loss of $67,000 as compared to a net loss of $33,000 for the same period a year earlier.  This increased loss resulted primarily from the increased depreciation expenses at the New York center as described above. as well as the decrease in the number of patients treated at the Kansas City center.

Liquidity and Capital Resources

At March 31, 2010, the Company had a working capital deficit of $32,000 as compared to a surplus of $49,000 at December 31, 2009.  This reduction in working capital was the direct result of the losses incurred during the first quarter of 2010.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.  Cash and cash equivalents at March 31, 2010 were $721,000 as compared with $673,000 at December 31, 2009.

Net cash provided by operating activities for the three months ended March 31, 2010 was $263,000 as compared to the $31,000 that was used in operating activities for the same period a year earlier.  Depreciation and amortization was $223,000 for the three months ended March 31, 2010, as compared with $115,000 the first three months of 2009.

The Company paid $215,000 towards its capital lease obligations during the three months ended March 31, 2010 as compared to $115,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2009, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net profit of $72,000 for the year ended December 31, 2009, but reported a loss of $67,000 for the first quarter of 2010.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.

While the Company is taking steps to improve long term profitability, it is possible that the Company will experience material losses in the future periods.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife centers.  If losses were to return, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you that we will be able to raise such additional capital as and when required and on terms that will be acceptable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124.  On March 2, 2010, the decision in favor of USN was affirmed on appeal, but the award of damages was  reduced substantially.  The result will be a net payment to USN, after costs of litigation, of approximately $400,000.

Although patients continue to be treated in Kansas City, it is not clear how the outcome of the lawsuit will impact the Company’s working relationship with RMC.  RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN.  Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement, and thus USN intends to pursue its rights aggressively in an effort to protect that business.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 17, 2010	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant