Form 10-Q
period 2010-06-30
US NEUROSURGICAL INC
filed 2010-08-16
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2010 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$942,000	$673,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2010 and 2009)	245,000	232,000
Accounts receivable-stockholder	56,000	48,000
Other current assets	88,000	57,000
Total current assets	$1,331,000	$1,010,000

Gamma Knife (net of accumulated depreciation of $2,521,000 in 2010 and $2,108,000 in 2009)	3,279,000	3,693,000
Leasehold improvements (net of accumulated amortization of $758,000 in 2010 and $730,000 in 2009)	264,000	293,000

Total property and equipment	3,543,000	3,986,000

Cash held in escrow	51,000	52,000

TOTAL	$4,925,000	$5,048,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$52,000	$67,000
Obligations under capital lease and loans payable- current portion	845,000	894,000
Total current liabilities	897,000	961,000

Obligations under capital lease and loans payable-net of current portion	2,660,000	3,048,000
Asset retirement obligations	200,000	200,000
Total liabilities	3,757,000	4,209,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(2,008,000)	(2,337,000)
Total stockholders’ equity	$1,168,000	$839,000

TOTAL	$4,925,000	$5,048,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2010	2009

Revenue:
Patient revenue	$541,000	$693,000

Expenses:
Patient expenses	250,000	248,000
Selling, general and administrative	253,000	243,000

Total	503,000	491,000

Operating income	38,000	202,000

Revenue from litigation activity	459,000	-
Interest expense	(102,000)	(118,000)
Interest income	-	2,000

Net Income	$395,000	$86,000

Basic and diluted loss per share	$0.05	$0.01

Weighted average shares outstanding	7,747,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2010	2009

Revenue:
Patient revenue	$1,073,000	$1,058,000

Expenses:
Patient expenses	499,000	390,000
Selling, general and administrative	499,000	475,000

Total	998,000	865,000

Operating income	75,000	193,000

Revenue from litigation activity	459,000	-
Interest expense	(209,000)	(143,000)
Interest income	3,000	4,000

Net Income	$328,000	$54,000

Basic and diluted loss per share	$0.04	$0.01

Weighted average shares outstanding	7,747,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$328,000	$54,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,000	337,000
Changes in:
Accounts receivable	(21,000)	(193,000)
Other current assets	(31,000)	(20,000)
Accounts payable and accrued expenses	(15,000)	51,000

Net cash provided by operating activities	704,000	229,000

Cash flows from financing activities:
Repayment of capital lease obligations	(435,000)	(138,000)

Net change in cash and cash equivalents	$269,000	$91,000

Cash and cash equivalents - beginning of period	$673,000	$605,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$942,000	$696,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$209,000	$48,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired through a capital lease	$-	$3,315,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124.  On March 2, 2010, the decision in favor of USN was affirmed on appeal, but the award of damages was reduced substantially.  The result was a net payment to USN, after costs of litigation, of $459,000.

Although patients continue to be treated in Kansas City, it is not clear how the outcome of the lawsuit will impact the Company’s working relationship with RMC in the longer term.  RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN.  Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement.

Due largely to decreased patient procedures in recent periods at the Kansas City center, the Company has experienced operating losses at that center.

The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital.  In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.  The Company had working capital of $434,000 at June 30, 2010, as compared to $49,000 at December 31, 2009.  Overall, the Company reported  net income of $395,000 for the second quarter of 2010.  This income, however, was primarily due to the outcome of the lawsuit.  The Kansas City Center treated no patients in the month of May, and had it not been for the damages award, the Company would have reported a loss for the period..  Nevertheless, with the efficiencies introduced, and new equipment installed at the New York University center, the Company hopes that profitability will improve.  However, future losses are still possible, particularly in view of uncertainties at the Kansas City location.

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

Note D –New Gamma Knife at NYU Medical Center

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs to date of $252,000 in connection with the installation of the equipment and the upgrades to the facility.    In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.  In addition, lease payments of $2,379 per month begin in July 2010 for 84 months to cover construction costs.

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

Results of Operation

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Patient revenue decreased 22% to $ 541,000 in the quarter ended  June 30, 2010 from $ 693,000 for the quarter ended  June 30, 2009.  This decrease in patient revenue was largely due to a reduction in the  procedures performed in Kansas City.  Patient expenses increased 1% to $250,000 for the second quarter of 2010 compared to $248,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense of $253,000 was 4% higher than the $243,000 incurred during the comparable period in 2009.  The increase in expenses were partly due to an increase in rent expenses related to adjustments to common area costs from this and prior quarters.  In addition, a credit for an unused tenant improvement allowance was applied to lower rent expense in 2009.  Audit fees also increased  $10,000 over the prior year.  For the quarter ended June 30, 2010, the Company reported net income of $395,000 as compared to net income of $86,000 for the same period a year earlier.  This gain in revenue resulted primarily from the net payment of $459,000 from RMC in connection with the litigation relating to the Kansas City.  See “Part II – Item 1. Legal Proceedings”.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Patient revenue increased 1% to $1,073,000 in the six months ended June 30, 2010 from $1,058,000 for the six months ended June 30, 2009.  This increase in patient revenue was due to increased volume at the New York center.  This increase was offset to a significant degree due to the fact that the Kansas City center treated no patients during the months of January or May.  Patient expenses increased 28% to $499,000 for the first half of 2010 compared to $390,000 in the same period a year ago.  This increase is due to the depreciation of the New York Center’s new Gamma Knife  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense increased 5% to $499,000 for the six months ended June 30, 2010 from $475,000 in the comparable period in 2009.  Interest expense increased 46% to $209,000 from $143,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center that impacted results of operations for the first time in the second quarter of 2009.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the six months ended June 30, 2010, the Company reported net income of $328,000 as compared to a net income of $54,000 for the same period a year earlier.  This improvement resulted primarily from the damages award from the Kansas City litigation.  If not for that payment the Company would have realized a net loss of $131,000 due to the fact that the Kansas City Center saw no patients for the months of January and May.

Liquidity and Capital Resources

At June 30, 2010, the Company had working capital of $434,000 as compared to $49,000 at December 31, 2009.  This increase in working capital was the direct result of the Kansas City settlement payment.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.  Cash and cash equivalents at June 30, 2010 were $942,000 as compared with $673,000 at December 31, 2009.

Net cash provided by operating activities for the six months ended June 30, 2010 was $704,000 as compared to the $229,000 that was used in operating activities for the same period a year earlier.  Depreciation and amortization was $443,000 for the six months ended June 30, 2010, as compared with $337,000 the first six months of 2009.

The Company paid $435,000 towards its capital lease obligations during the six months ended June 30, 2010 as compared to $138,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net profit of $72,000 for the year ended December 31, 2009, and a profit of $328,000 for the first six months of 2010. This increase in profits is solely due to the settlement payment from the lawsuit in Kansas City. The company would have incurred a loss of $131,000 due to the reduced patients being seen in Kansas City. With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 3, 2008, following the trial at the Circuit Court, the jury found in favor of USN and assessed damages at $1,919,124.  On March 2, 2010, the decision in favor of USN was affirmed on appeal, but the award of damages was  reduced substantially.  The result was a net payment to USN, after costs of litigation, of $459,000.

Although patients continue to be treated in Kansas City, it is not clear how the outcome of the lawsuit will impact the Company’s working relationship with RMC in the longer term.  RMC is a unit of HCA, Inc., a very large health services organization which has substantially greater resources than are available to USN.  Nevertheless, USN has made a substantial investment in Kansas City to build its business and provide quality healthcare to patients in the Kansas City community in reliance on RMC’s performance under their agreement.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 16, 2010	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant