Form 10-Q
period 2010-09-30
US NEUROSURGICAL INC
filed 2010-11-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2010 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$784,000	$673,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2010 and 2009)	376,000	280,000
Other current assets	90,000	57,000
Total current assets	$1,250,000	$1,010,000

Investment in unconsolidated entities	240,000	-

Gamma Knife (net of accumulated depreciation of $2,729,000 in 2010 and $2,108,000 in 2009)	3,072,000	3,693,000
Leasehold improvements (net of accumulated amortization of $789,000 in 2010 and $730,000 in 2009)	383,000	293,000

Total property and equipment	3,455,000	3,986,000

Cash held in escrow	51,000	52,000

TOTAL	$4,996,000	$5,048,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$145,000	$67,000
Obligations under capital lease and loans payable- current portion	744,000	894,000
Total current liabilities	889,000	961,000

Obligations under capital lease and loans payable-net of current portion	2,685,000	3,048,000
Asset retirement obligations	200,000	200,000
Total liabilities	3,774,000	4,209,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(1,954,000)	(2,337,000)
Total stockholders’ equity	$1,222,000	$839,000

TOTAL	$4,996,000	$5,048,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2010	2009

Revenue:
Patient revenue	$734,000	$657,000

Expenses:
Patient expenses	299,000	261,000
Selling, general and administrative	280,000	239,000

Total	579,000	500,000

Operating income	155,000	157,000

Interest expense	(101,000)	(117,000)
Interest income	1,000	-

Net income	$55,000	$40,000

Proforma basic and diluted income per share	$0.01	$0.01

Proforma weighted average shares outstanding	7,747,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2010	2009

Revenue:
Patient revenue	$1,807,000	$1,715,000

Expenses:
Patient expenses	798,000	651,000
Selling, general and administrative	779,000	713,000

Total	1,577,000	1,364,000

Operating income	230,000	351,000

Revenue from litigation activity	459,000	-
Interest expense	(310,000)	(260,000)
Interest income	4,000	5,000

Net income	$383,000	$96,000

Proforma basic and diluted income per share	$0.05	$0.01

Proforma weighted average shares outstanding	7,747,185	7,697,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Income (loss) from continuing operations	$383,000	$96,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	682,000	559,000
Changes in:
Accounts receivable	(96,000)	(401,000)
Other current assets	(73,000)	(2,000)
Cash held in escrow	1,000
Accounts payable and accrued expenses	78,000	49,000

Net cash provided by operating activities	975,000	301,000

Cash flows from investing activities:
Investment in unconsolidated entities	(200,000)	-

Cash flows from financing activities:
Repayment of capital lease obligations	(664,000)	(343,000)

Net increase in cash and cash equivalents	111,000	(42,000)

Cash and cash equivalents - beginning of period	$673,000	$605,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$784,000	$563,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$310,000	$260,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired through a capital lease	$-	$3,315,000
Leasehold improvements financed by a capital lease	$150,000	$-
Investment in an unconsolidated entity through a reduction of receivable from an unconsolidated entity	$40,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying financial statements at September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.  Such reclassifications had no effect on net income or total stockholders’ equity as previously reported.

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

The Company’s management is taking steps to improve profitability and overcome the negative effects of recent reductions in working capital.  In recent quarters, the Company has been successful in reducing maintenance expenses and insurance costs.  The Company had working capital of $601,000 at September 30, 2010, as compared to $49,000 at December 31, 2009.  Overall, the Company reported net income of $55,000 for the third quarter of 2010. With the efficiencies introduced, and new equipment installed at the New York University center, the Company hopes that profitability will improve.  However, future losses are still possible, particularly in view of uncertainties at the Kansas City location.

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

Note D –New Gamma Knife at NYU Medical Center

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs to date of $265,000 in connection with the installation of the equipment and the upgrades to the facility.    In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.  In addition, lease payments of $2,379 per month began in July 2010 and continue through June 2017 to cover construction costs.

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”).  The Company’s wholly owned subsidiary, USN Corona, Inc owns a 20% interest in FOP and invested $200,000.  The remaining 80% is owned by local Florida and other investors.  FOP will own and operate a cancer center in West Kendall, Florida.  The center will utilize a Varian Rapid Arc linear accelerator and a GE CT scanner.  Plans are for the center to open during the first half of 2011.

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

Results of Operation

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Patient revenue increased 12% to $ 734,000 in the quarter ended  September 30, 2010 from $ 657,000 for the quarter ended  September 30, 2009.  This increase in patient revenue was largely due to an increase in activity at the New York center.  Patient expenses increased 15% to $299,000 for the third quarter of 2010 compared to $261,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the third quarter of 2010 was due to an increase in Gamma Knife maintenance at the New York center (due to the expiration in August of the warranty period for the new equipment) and an increase in depreciation.

Selling, general and administrative expense of $280,000 was 17% higher than the $239,000 incurred during the comparable period in 2009.  The increase in SG&A expenses was partly due to an increase in audit fees and certain marketing expenses over the comparable period in 2009.  For the quarter ended September 30, 2010, the Company reported net income of $55,000 as compared to net income of $40,000 for the same period a year earlier.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Patient revenue increased 5% to $1,807,000 in the nine months ended September 30, 2010 from $1,715,000 for the nine months ended September 30, 2009.  This increase in patient revenue was due to increased volume at the New York center.  This increase was offset to a significant degree due to the fact that the Kansas City center treated no patients during the months of January or May.  Patient expenses increased 23% to $798,000 for the first nine months of 2010 compared to $651,000 in the same period a year ago.  This increase is due to the depreciation of the New York Center’s new Gamma Knife.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense increased 9% to $779,000 for the nine months ended September 30, 2010 from $713,000 in the comparable period in 2009.  Interest expense increased 19% to $310,000 from $260,000 in the same period a year earlier.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center that impacted results of operations for the first time in the second quarter of 2009.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  For the nine months ended September 30, 2010, the Company reported net income of $383,000 as compared to a net income of $96,000 for the same period a year earlier.  This improvement resulted primarily from the damages award from the Kansas City litigation.  See “Part II – Item 1. Legal Proceedings”.  If not for that payment the Company would have realized a net loss of $76,000 for the first nine months of 2010 due largely to the fact that the Kansas City Center saw no patients for the months of January and May.

Liquidity and Capital Resources

At September 30, 2010, the Company had working capital of $601,000 as compared to $49,000 at December 31, 2009.  This increase in working capital was the direct result of the Kansas City settlement payment.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.  Cash and cash equivalents at September 30, 2010 were $784,000 as compared with $673,000 at December 31, 2009.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $975,000 as compared to the $301,000 that was used in operating activities for the same period a year earlier.  Depreciation and amortization was $682,000 for the nine months ended September 30, 2010, as compared with $559,000 the first nine months of 2009.

Cash flow from investing activities (all representing investments in the Company’s unconsolidated entities) totaled $200,000 during the nine months ended September 30, 2010.  During the third quarter, the Company participated the formation of Florida Oncology Partners, LLC (“FOP”).  The Company’s wholly owned subsidiary, USN Corona, Inc owns a 20% interest in FOP and invested $200,000.

The Company paid $664,000 towards its capital lease obligations during the nine months ended September 30, 2010 as compared to $343,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

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

Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net profit of $72,000 for the year ended December 31, 2009, and a profit of $383,000 for the first nine months of 2010. This increase in profits in 2010 is solely due to the settlement payment from the lawsuit in Kansas City.  Due to the reduced patients being seen at the Kansas City center, the Company would have incurred a loss of $76,000 during the first nine months of 2010 without that settlement payment. Moreover, with the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to maintain positive net income.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 15, 2010	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant