Form 10-K
period 2010-12-31
US NEUROSURGICAL INC
filed 2011-03-31
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐     No  ☒

As of March 18, 2011, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $385,000, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

As of March 18, 2011, there were outstanding 7,747,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. Neurosurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2010

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

USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife.  As it has with its RMC, NYU and SACH Gamma Knife centers, if circumstances support the opening additional centers, USN would seek cooperative ventures with these facilities.

USN believes that, as of December 31, 2010, there were approximately 131 Gamma Knife treatment centers in the U.S.

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

USN opened its first Gamma Knife Center on the premises of RMC in September 1994.  RMC is part of Hospital Corporation of America (HCA).  USN formed a cooperative venture with RMC in September 1993.  USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialed by RMC.  The Company’s arrangement with RMC was modified and extended in 2004 when USN upgraded the Gamma Knife at that facility.  USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the RMC facility.  Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility.  USN’s facility agreements with RMC expire in 2015 and there are no renewal options.  Costs associated with closing and restoring the RMC facility to its original condition are the responsibility of USN.  For the year ended December 31, 2010, 2009 and 2008, USN derived revenues from the RMC center of approximately $641,000, $790,000 and $720,000, respectively, as a result of 39, 60 and 64 procedures performed, respectively, during such periods.

USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York.  Construction of the Gamma Knife suite was completed in July 1997.  The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000.

The Company installed a new Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment.  The net cost to the Company of the new machine was $3,200,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs of $266,000 in connection with the installation of the equipment and the upgrades to the facility.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.  In addition, lease payments of $2,000 per month began in July 2010 and continue through April 2017 to cover construction costs.

The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region.  Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the Gamma Knife equipment at the NYU facility and is reimbursed for use of the Gamma Knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  NYU pays USN a scheduled fee based on the number of patient procedures performed.  For the years ended December 31, 2010, 2009 and 2008, USN derived revenues from the NYU center of approximately $1,907,000, $1,464,000 and $1,031,000, respectively, as a result of 222, 171 and 163 procedures performed, respectively, during such periods.  Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

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

Future Gamma Knife Centers

USN is currently exploring other opportunities for Gamma Knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”).  The Company’s wholly owned subsidiary, USN Corona, Inc. owns a 20% interest in FOP and invested $200,000.  The remaining 80% is owned by local Florida and other investors.  FOP will own and operate a cancer center in West Kendall, Florida.  The center will utilize a Varian Rapid Arc linear accelerator and a GE CT scanner.  Plans are for the center to open during the first half of 2011.

As a result of the Company’s experiences over the past few years, The Company has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize linear accelerators (LINACs) to treat cancers in the whole body.  The Company also continues to evaluate opportunities to also develop additional Gamma Knife facilities.  Florida Oncology Partners and the Southern California Regional Gamma Knife Center typify this new strategy.

Employees

U.S. Neurosurgical, Inc. has four full-time employees and relies on consultants for certain services as required from time-to-time.  Of its full-time employees, three are engaged in sales, marketing and administration, and one is a  physicist.

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

In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies.  Although patients are ultimately responsible for services rendered, the Company expects that the majority of  its revenues will be derived from reimbursements by third party payors.  Medicare has authorized reimbursement for Gamma Knife treatment.  Over the last several years, such third party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost containment measures.  Therefore, although treatment costs using the Gamma Knife compare favorably to traditional invasive brain surgery, it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

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

Competition

The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future Gamma Knife centers.  There are other companies that provide the Gamma Knife on a "cost per treatment basis".  In recent years a new radiosurgery system called CyberKnife has made headway into the noninvasive market.  In addition, larger hospitals may be expected to maintain Gamma Knife as well as competing technologies as part of their regular inpatient services, which could have the effect of reducing the number of Gamma Knife procedures performed at such facility.  Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times.  The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own Gamma Knife centers.

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

Operating Losses.

We have experienced significant operating losses in recent periods and may incur losses in the future.  We reported a net loss of $335,000 for the year ended December 31, 2007, but have returned to modest profitability in recent years.  Uncertainties in our business, particularly the uncertain prospects for the Kansas City center, make it difficult to plan for profitable growth.

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $46,000 per year. USN occupies approximately 1,600 square feet in its RMC facility.  This facility is located on the campus of RMC in Kansas City, Missouri.  USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with RMC and NYU, USN is not required to pay separate rent for the premises occupied by its Gamma Knife centers.  Overhead, including rent, was negotiated in determining the fee paid to USN for the use of the Gamma Knife. USN’s agreements with RMC expire in September 2015 and there are no renewal options.  USN’s agreement with NYU was extended in 2008 and now expires in 2021.

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

The Company's Common Stock is traded on the OTC Bulletin Board.  The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.

The following table displays the range of high and low bid quotations for the Company’s Common Stock for the period from January 1, 2009 through December 31, 2010.

Period	High Bid	Low Bid

January 1 – March 31, 2009	.035	.03
April 1 - June 30, 2009	.055	.041
July 1 – September 30, 2009	.16	.12
October 1 – December 31, 2009	.19	.132

January 1 – March 31, 2010	.15	.05
April 1 - June 30, 2010	.20	.053
July 1 – September 30, 2010	.20	.16
October 1 – December 31, 2010	.20	.125

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 18, 2011, there were approximately 400 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the fourth quarter of 2010, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2006 through 2010.  The latest financial statements of the Company are included in Item 15 in Part IV of this report. The information set forth in this table and the discussion below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$2,557	$2,261	$1,751	$1,638	$2,002
Expenses:
Patient expense	1,092	901	671	766	908
Selling, general and administrative	1,019	918	961	1,052	1,245
Interest expense	401	375	126	168	228
Revenue from litigation activity	459	-	-	-	-
Net Income (loss)	469	72	4	(335)	(383)

Basic and diluted Income (loss) per common share:	$0.06	$0.01	$0.00	$(0.04)	$(0.05)

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$820	$673	$605	$372	$297
Total assets	4,812	5,048	2,197	2,641	3,496
Long-term obligations	2,768	3,248	901	1,377	1,811
Stockholders equity	1,308	839	765	761	1,096

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of operations

2010 Compared to 2009

Patient revenue increased 13% to $2,557,000 in 2010 as compared to $2,261,000 in 2009.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION Gamma Knife.  This newer technology allowed for an increase in the number of procedures performed at the Company’s New York center during all of 2010, as compared to 2009, the year in which the new equipment was installed.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.

Patient expenses increased 21% to $1,092,000 in 2010 from $901,000 in 2009.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2010 over 2009 was due largely to increased depreciation costs and a new maintenance contract following the installation of the new equipment at the New York center in mid-2009.  Selling, general and administrative expense (“SG&A”) increased 11% to $1,019,000 in 2010 from $918,000 in the previous year.  This increase in SG&A resulted principally from increased marketing efforts at the New York Center.  Interest expense increased 7% to $401,000 in 2010 from $375,000 in 2009.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  The Company reported a net profit of $469,000 in 2010, which compares to a profit of $72,000 in the prior year.  This improvement was due primarily to the recognition by the Company of the $459,000 in revenue due to the settlement with RMC.  In addition, the Company’s performance benefitted from an increase in patient revenue at the New York center, which was only partially offset by the new capital lease obligations at that location.

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

Patient expenses increased 34% to $901,000 in 2009 from $671,000 in 2008.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2009 over 2008 was due largely to increased depreciation costs following the installation of the new equipment at the New York center.    Selling, general and administrative expense (“SG&A”) decreased 4% to $918,000 in 2009 from $961,000 in the previous year.  This decrease in SG&A resulted principally from lower payroll costs, as well as continued steps taken by the Company to streamline overall administrative costs.  Interest expense increased 198% to $375,000 in 2009 from $126,000 in 2008.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new Gamma Knife at the Company’s New York center.  (The Company had no lease expense for most of 2008.)  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  The Company reported a net profit of $72,000 in 2009, which compares to a profit of $4,000 in the prior year.  This improvement was due primarily to the increase in patient revenue at the New York center, which was only partially offset by the new capital lease obligations at that location.

Liquidity and capital resources

At December 31, 2010 the Company had working capital of $594,000 as compared to $49,000 at December 31, 2009.  Cash and cash equivalents at December 31, 2010 were $820,000 as compared to $673,000 at December 31, 2009.

Net cash provided by operating activities was $1,288,000 in 2010 as compared with $715,000 for 2009.  Operating income included $459,000 of revenue due to the settlement with RMC.  Depreciation and amortization was $906,000 in 2010 as compared to $780,000 in 2009.  This increase in depreciation and amortization was the result of the capital lease obligations relating to the new Gamma Knife installed at the New York center in 2009, which obligations were in effect for all of 2010.

Net cash used by investing activities for the year ended 2010 was $240,000 as a result of investments made by the Company in Florida Oncology Partners, LLC and NeuroPartners LLC.  There was no net cash used in investment activities in 2009.

For the year ended December 31, 2010, net cash used in financing activities was $901,000 as compared to $647,000 in 2009.  This increase resulted from an increase in the repayment of obligations under the terms of our Gamma Knife financing arrangements.

The capital lease payment obligations relating to the Gamma Knife at the Company’s Kansas City center will be fully satisfied after the first quarter of 2011, thus reducing overall monthly payment obligations by $46,000.

Off-balance sheet arrangements

None

Tabular disclosure of contractual obligations

The following is a summary of the Company’s contractual obligations at December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital (finance) lease obligations	$4,196,000	$944,000	$1,516,000	$1,516,000	$220,000
Asset retirement obligation	$200,000				$200,000
Total	$4,396,000	$944,000	$1,516,000	$1,516,000	$420,000

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We do realize that we are a very small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances.  Because the Company does not currently have a separate chief financial officer, the President performs these functions with the support of one of the Company’s outside directors who assists in the reporting and disclosure process (the “Lead Director”).

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s President concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	66	President & Chairman of the Board

William F. Leimkuhler	59	Director

Charles H. Merriman, III	76	Director

Susan Greenwald	65	Vice President and Secretary

Alan Gold has served as President and Chairman of the Board of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr. Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983.  From 1981 to 1983 he served as Executive Vice President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

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

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket  expenses incurred in attending board meetings.  During the year ended December 31, 2010, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2010, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the year ended December 31, 2010, 2009, and 2008, for the President of the Company.

	Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary ($)
Alan Gold	2010	$300,000
President & Chairman	2009	$300,000
of the Board	2008	$300,000

Director Compensation

During 2010, our Directors who are not officers or employees (“Non-Employee Directors”) were entitled to an annual retainer of $3,000.  The Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2011, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2) 2400 Research Blvd. Rockville, MD 20850	1,140,246	14.7%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	100,000	1.3%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	1.7%

Stanley S. Shuman (3) 711 Fifth Avenue New York, NY 10022	2,523,000	32.6%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,682,000	21.7%

All Directors and Officers of USN as a group (2) (three persons)	1,370,918	17.7%

_________________
(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,682,000 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.	.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2010, 2009 and 2008, the Company paid $60,750, $60,000 and $70,000, respectively, for Audit Fees to Goodman and Company, LLP.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2010, 2009 and 2008, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2010, 2009 and 2008, the Company paid $29,727, $11,000 and $9,700 for Tax Fees to Goodman and Company, LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2010, 2009 and 2008, the Company did not pay or accrue any amounts for these services.

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

U.S. Neurosurgical, Inc. (Registrant)

By:	/s/ Alan Gold
Alan Gold
President & Chairman of the Board and Principal Financial Officer

Dated:  March 30, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2011	By:	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

March 30, 2011	By:	/s/ William F. Leimkuhler
Name William F. Leimkuhler
Director

March 30, 2011	By:	/s/ Charles H. Merriman III
Name Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and Subsidiaries (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  U.S. NeuroSurgical, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and Subsidiaries as of December 31, 2010 and 2009,  and the results of their operations and their cash flows for each of the years ended in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Goodman and Company, LLP
March

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$820,000	$673,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2010 and 2009)	421,000	232,000
Accounts receivable - stockholder	-	48,000
Other current assets	89,000	57,000

Total current assets	1,330,000	1,010,000

Investment in unconsolidated entities	200,000	-

Property and equipment:
Gamma Knives (net of accumulated depreciation of $2,937,000 in 2010 and $2,108,000 in 2009)	2,864,000	3,693,000
Leasehold improvements (net of accumulated amortization of $807,000 in 2010 and $730,000 in 2009)	367,000	293,000

	3,231,000	3,986,000

Cash held in escrow	51,000	52,000

	$4,812,000	$5,048,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$113,000	$67,000
Obligations under capital leases and loans payable - current portion	623,000	894,000

Total current liabilities	736,000	961,000

Asset retirement obligations	200,000	200,000
Obligations under capital leases and loans payable - net of current portion	2,568,000	3,048,000

Total liabilities	3,504,000	4,209,000

Commitments, litigation and other matters (Notes B[10], D, J, K and L)

STOCKHOLDERS' EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,747,185 shares issued and outstanding at December 31, 2010 and 2009	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(1,868,000)	(2,337,000)

	1,308,000	839,000

	$4,812,000	$5,048,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Revenue (Notes C and D)	$2,557,000	$2,261,000	$1,751,000

Costs and expenses:
Patient expenses	1,092,000	901,000	671,000
Selling, general and administrative	1,019,000	918,000	961,000

	2,111,000	1,819,000	1,632,000

Income from operations	446,000	442,000	119,000

Revenue from litigation activity	459,000	-	-
Interest expense	(401,000)	(375,000)	(126,000)
Interest income	5,000	5,000	11,000
Equity in loss of unconsolidated entities	(40,000)	-	-

	23,000	(370,000)	(115,000)

Income before income taxes	469,000	72,000	4,000

Provision for income tax expense	-	-	-

Net income	$469,000	$72,000	$4,000

Basic and diluted net income per share	$0.06	$0.01	$0.00

Weighted average common shares outstanding	7,747,185	7,704,465	7,697,185

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - December 31, 2007	7,697,185	77,000	3,097,000	(2,413,000)	761,000

Net income for the year ended December 31, 2008	-	-	-	4,000	4,000
Balance - December 31, 2008	7,697,185	$77,000	$3,097,000	$(2,409,000)	$765,000

Issuance of common stock as compensation	50,000	-	2,000	-	2,000
Net income for the year ended December 31, 2009	-	-	-	72,000	72,000
Balance - December 31, 2009	7,747,185	$77,000	$3,099,000	$(2,337,000)	$839,000

Net income for the year ended December 31, 2010	-	-	-	469,000	469,000
Balance - December 31, 2010	7,747,185	$77,000	$3,099,000	$(1,868,000)	$1,308,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$469,000	$72,000	$4,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	906,000	780,000	574,000
Equity in loss of unconsolidated entities	40,000	-	-
Stock based compensation expense	-	2,000	-
Interest expense paid through a capital lease obligation	-	96,000	-
Changes in:
Accounts receivable	(189,000)	(228,000)	93,000
Accounts receivable - stockholder	48,000	(4,000)	-
Other current assets	(32,000)	(14,000)	10,000
Accounts payable and accrued expenses	46,000	11,000	(13,000)
Net cash from operating activities	1,288,000	715,000	668,000

Cash flows from investing activities:
Investment in unconsolidated entities	(240,000)	-	-

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(902,000)	(647,000)	(435,000)
Decrease (increase) in cash held in escrow	1,000	-	-
Net cash from financing activities	(901,000)	(647,000)	(435,000)

Net change in cash and cash equivalents	147,000	68,000	233,000
Cash and cash equivalents - beginning of year	673,000	605,000	372,000
Cash and cash equivalents - end of year	$820,000	$673,000	$605,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$401,000	$279,000	$126,000

Supplemental disclosures of noncash activities:
Equipment and leasehold improvements acquired through a capital lease	$151,000	$3,315,000	$-

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

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers will utilize linear accelerators with IMRT and IGRT capabilities.  In 2010, the company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors.  USN Corona, Inc., USN’s subsidiary, owns a 20% interest in the venture.  The center will be located in Miami and will open in the second quarter of 2011. The Company invested $200,000 in connection with its interest.

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

The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years.  The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years.  Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2010, 2009, and 2008, was $829,000, $727,000, and $538,000, respectively. Amortization expense for 2010, 2009, and 2008, was $77,000, $53,000 and $36,000, respectively.

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

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2010, 2009, and 2008, and therefore, no potential dilution for the periods presented.

[8]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2010, 2009, and 2008.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2010 and 2009 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2010 and 2009.

[12]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in one bank totals $409,000 at December 31, 2010.  Accounts receivable consist primarily of amounts due from two medical centers. Historically, credit losses on accounts receivable have not been significant.

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

[14]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[15]	Recently Issued Accounting Standards:

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years beginning after December 15, 2010. This standard is not expected to have a significant effect on the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010. This standard is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements” . The ASU amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This standard is not expected to have a significant effect on the Company’s consolidated financial statements.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note C - Investment in Unconsolidated Entities

The Company’s investment in unconsolidated entities that is accounted for under the equity method of accounting consists of a 20% interest in NeuroPartners, LLC and a 20% interest in Florida Oncology Partners, LLC.  NeuroPartners, LLC owns the Gamma Knife at the Southern California Regional Gamma Knife Center at the San Antonio Community Hospital in Upland, California.  Florida Oncology Partners, LLC owns and operates a radiation therapy center in West Kendall, Florida.  Florida Oncology Partners, LLC has not yet commenced operations.  The Company invested $40,000 and $200,000 in NeuroPartners, LLC and Florida Oncology Partners, LLC, respectively, during 2010.  The investment in NeuroPartners, LLC was $0 at December 31, 2010 and December 31, 2009.  The investment in Florida Oncology Partners, LLC was $200,000 and $0 at December 31, 2010 and December 31, 2009 respectively. Florida Oncology Partners, LLC has $1,000,000 in cash and equity at December 31, 2010.

The results of operations and financial position of the Company’s equity basis investment in
NeuroPartners, LLC is summarized below:

NeuroPartners, LLC Condensed Income Statement Information

	2010	2009
Net Sales	$828,000	$828,000

Net income (loss)	$(346,000)	$(112,000)

USN's equity in loss of	$(69,000)	$(22,000)
NeuroPartners, LLC

USN is limited to losses in NeuroPartners, LLC equal to the amount of its investment of $40,000.

NeuroPartners, LLC Condensed Balance Sheet Information

	2010	2009

Current assets	$344,000	$333,000

Noncurrent assets	$3,532,000	$4,219,000

Total assets	$3,876,000	$4,552,000

Current liabilities	$95,000	$633,000

Noncurrent liabilities	$3,948,000	$3,764,000

Equity	$(167,000)	$155,000

Total liabilities and equity	$3,876,000	$4,552,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note D - Agreements With Research Medical Center (RMC)

[1]	Gamma Knife neuroradiosurgery equipment agreement:

USN entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC, a former stockholder of the Company, for a period of 21 years, which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994.  The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee.  In return, RMC pays USN 80% of RMC's fees, subject to adjustments, for the use of the equipment and the facility.  The agreement also provides for USN to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to USN.  USN is the owner of and entitled to the income from the escrow account so long as no event of default has occurred.  As of December 31, 2010 and 2009, the escrow account balance was $51,000 and $52,000, respectively. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note D[2]).  The Company derived patient revenue from the RMC center of $641,000, $790,000, and $ 720,000, for 2010, 2009, and 2008, respectively.

In April 2005, the Company purchased and installed a new Gamma Knife at RMC to replace the existing equipment. The cost to purchase and install the new equipment was $2,601,000.

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

Note E - Agreement With New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the Gamma Knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The equipment agreement, among other matters, requires USN to provide (i) the use of the Gamma Knife equipment to NYU, (ii) training necessary for the proper operation of the Gamma Knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU pays USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $1,907,000 $1,464,000, and $1,031,000, for 2010, 2009, and 2008, respectively.

In 2004, the NYU agreement was extended through March 2009.  In 2008, the NYU agreement was extended for an additional 12 years through March 2021.  To secure this extension, USN agreed to install a new Gamma Knife Perfexion model.  The new equipment and certain space improvements, costing approximately $3,466,000 in total, was financed through a seven-year lease arrangement.  The amendment provides for a payment to USN of a flat fee for each patient procedure performed.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note F - Obligation Under Capital Lease and Loans Payable

In March 2009 the Company installed a Perfexion model Gamma Knife at the NYU center with a seven year lease from Elekta Capital.  The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, is approximately $3,466,000 in total. The monthly payment is $63,000 per month, at an implicit interest rate of approximately 11%.

In 2005, the Company purchased a replacement Gamma Knife (Knife 3) at the RMC site and has financed this purchase with a capital lease arrangement with SMT Leasing.  The amount financed was approximately $2,601,000. The lease agreement provides that any progress payments made to the Gamma Knife manufacturer bear interest at the 60-day U.S. Treasury note rate.  Upon equipment acceptance, the lease obligation repayment begins.  Such lease terms require 72 monthly payments of $46,602, at an implicit interest rate of 8.4%. This lease will be paid off in April of 2011.

The obligations under the capital leases and loans payable are as follows:

	December 31,
	2010	2009

Capital leases - Gamma Knife	$3,191,000	$3,942,000

Less current portion	(623,000)	(894,000)

	$2,568,000	$3,048,000

The following is an analysis of the leased assets included in property and equipment:

	2010	2009

Capitalized costs	$6,067,000	$5,915,000
Less - accumulated depreciation	(2,985,000)	(2,119,000)

Capitalized lease equipment and improvements- reported as property and equipment - net	$3,082,000	$3,796,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note F - Obligation Under Capital Lease and Loans Payable (continued)

Future payments as of December 31, 2010 on the equipment leases and loans are as follows:

Year Ending December 31,

2011	$944,000
2012	758,000
2013	758,000
2014	758,000
2015	758,000
Thereafter	220,000
4,196,000
Less interest	(1,005,000)
Present value of net minimum obligation	$3,191,000

Note G – Asset Retirement Obligations

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

Note H - Stock Based Compensation

During 2009, the Company awarded 50,000 shares of its common stock to an employee as additional compensation.  The fair value of the total shares was determined by management to be $2,500.  Compensation expense of $2,500 (common stock of $500 and additional paid in capital of $2,000) were recorded by the Company to account for this transaction.

Note I - Concentrations

For 2010, 2009, and 2008, the Company derived all of its patient revenue from two hospitals.  These two hospitals also accounted for 100% of the accounts receivable at December 31, 2010 and 2009.

The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note J - Taxes

The components of the income tax provision (benefit) are as follows:

Year Ended December 31,
	2010	2009	2008
Current:
Federal	$-	$-	$-
State	-	-	-
	-	-	-

Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
	$-	$-	$-

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2010	2009	2008

Income tax at the federal statutory rate	$173,000	$25,000	$2,000
State income tax, net of federal taxes	17,000	4,000	-
Other	(30,000)	(16,000)	40,000
Change in valuation allowance	(160,000)	(13,000)	(42,000)

Income tax provision (benefit)	$-	$-	$-

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net operating loss	$560,000	$610,000
Asset retirement obligation	74,000	78,000
	634,000	688,000
Deferred tax liability:
Excess of book depreciation over tax depreciation	(406,000)	(344,000)
Net effect of the conversion from accrual basis of accounting
to cash basis accounting for tax purposes primarily related	-	-
to accounts receivable, prepaid expenses, and accounts payable	(146,000)	(102,000)
	82,000	242,000
Valuation allowance	(82,000)	(242,000)

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note J – Taxes (Continued)

A full valuation allowance has been provided at December 31, 2010 and 2009, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized. The components of the valuation allowance are as follows:

	Beginning Balance	Additions	Deductions	Ending Balance

December 31, 2010	$242,000	$-	$160,000	$82,000
December 31, 2009	$255,000	$-	$13,000	$242,000

On December 31, 2010, the Company had loss carryforwards of $1,500,269, which may be offset against future taxable income. If not used, the carryforwards will expire as follows:

2026	289,389
2027	77,363
2028	-
2029	1,133,517

$1,500,269

The Company adopted the accounting provisions for Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  It provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on tax return. The Company had no uncertain material tax positions at December 31, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2007.

Note K - Litigation

The Company is involved in certain claims and legal actions from time-to-time arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of any such matters has not, and is not expected to, have a material adverse effect on the financial position of the Company.

Note L – Commitments and Contingencies

Leases:

The Company leases office space under an operating lease expiring March 2013.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2010, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note D(2) are as follows:

Year Ending December 31,

2011	$45,000
2012	47,000
2013	12,000
$104,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note L – Commitments and Contingencies (continued)

Rent expense was approximately $48,000, $36,000, and $45,000, and for 2010, 2009, and 2008 respectively.

Gamma Knives:

In 2005, the Company purchased and installed a new Gamma Knife for $2,601,000 to replace the existing equipment at the RMC site.  The Company has obtained lease financing in connection with this purchase of the Gamma Knife.

In 2009, the Company installed a new Gamma Knife Perfexion model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,466,000 in total, was financed through a seven-year lease arrangement.

To maintain efficient operation, the Company is required to reload cobalt for each Gamma Knife every 5 to 10 years.  The cobalt at RMC was reloaded in 2000 at a cost of approximately $800,000.

Maintenance Contract:

In September of 2010 the Company entered into a maintenance agreement with Elekta, the supplier of the Gamma Knife Perfexion model, for 5 years. The monthly payment for this maintenance agreement is $20,000.

Guarantee of Lease Obligation:

USN Corona, Inc., the Company’s wholly owned subsidiary that carries the investments in Corona Gamma Knife, LLC and Neuropartners, LLC, is a 20% guarantor on Neuropartners, LLC’s $3.5 million seven-year lease with respect to the Gamma Knife equipment and certain leasehold improvements at the San Antonio Community Hospital (“SACH”) in Upland, California, where the equipment is located.  In 2014, Neuropartners, LLC has the option to purchase the Gamma Knife for $490,000.

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

Note M - Employees' 401(k) and IRA Plans

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made a discretionary matching IRA contribution for 2010 of $14,000 and no match in 2009.

Note N - Related Party Transactions

The Company and its president are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.  The president's compensation for 2010, 2009, and 2008, was $300,000 each year.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note O – Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited 2010 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Revenue	$532	$541	$734	$750
Income from operations	37	38	155	216
Net income (loss)	(67)	395	55	86
Basic and diluted income (loss) per common share	$(0.01)	$0.05	$0.01	$0.01

2009
Revenue	$366	$693	$657	$545
Income (loss) from operations	(9)	202	157	94
Net income (loss)	(33)	86	40	(21)
Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.01	$0.01

2008
Revenue	$535	$390	$497	$329
Income (loss) from operations	65	(23)	110	(33)
Net income (loss)	31	(51)	82	(58)
Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.01	$0.00