Form 10-Q
period 2011-03-31
US NEUROSURGICAL INC
filed 2011-05-16
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 29, 2011 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$575,000	$820,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2011 and 2010)	494,000	421,000
Other current assets	152,000	89,000
Total current assets	$1,221,000	$1,330,000

Investment in unconsolidated entities	$200,000	$200,000

Gamma Knife (net of accumulated depreciation of $3,256,000 in 2011 and $2,937,000 in 2010)	2,849,000	2,980,000
Leasehold improvements (net of accumulated amortization of $811,000 in 2011 and $807,000 in 2010)	247,000	251,000

Total property and equipment	3,096,000	3,231,000

Cash held in escrow	51,000	51,000

TOTAL	$4,568,000	$4,812,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$59,000	$113,000
Obligations under capital lease and loans payable- current portion	506,000	623,000
Total current liabilities	565,000	736,000

Obligations under capital lease and loans payable-net of current portion	2,569,000	2,568,000
Asset retirement obligations	200,000	200,000
Total liabilities	3,334,000	3,504,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(1,942,000)	(1,868,000)
Total stockholders’ equity	$1,234,000	$1,308,000

TOTAL	$4,568,000	$4,812,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Patient revenue	$496,000	$389,000

Expenses:
Patient expenses	179,000	117,000
Selling, general and administrative	262,000	246,000

Total	441,000	363,000

Operating income	55,000	26,000

Interest expense	(69,000)	(92,000)
Interest income	-	3,000

Loss from continuing operations	(14,000)	(63,000)

Discontinued operations
Loss from operations of Kansas City Gamma Knife Center	(60,000)	(4,000)

Net loss	$(74,000)	$(67,000)

Basic and diluted loss per share	$(0.01)	$(0.01)
Net loss per common share from continuing operations - basic and diluted	$-	$0.01
Net loss per common share from discontinued operations - basic and diluted	$0.01	$-
Weighted average shares outstanding	7,747,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(74,000)	$(67,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	323,000	223,000
Loss on impairment of Gamma Knife equipment at Kansas City center	89,000	-
Changes in:
Accounts receivable	(73,000)	75,000
Other current assets	(63,000)	(20,000)
Accounts payable and accrued expenses	(54,000)	52,000

Net cash provided by operating activities	148,000	263,000

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	(393,000)	(215,000)

Net cash used in financing activities	(393,000)	(215,000)

Net change in cash and cash equivalents	$(245,000)	$48,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$820,000	$673,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$575,000	$721,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$84,000	$107,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired through a capital lease	$277,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (the “Company”) at March 31, 2011, and for the three month periods ended March 31, 2011 and 2010, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Certain reclassifications have been made to the prior year consolidated financial statements in order for them to be in conformity with the current year presentation.  Such reclassifications had no effect on consolidated net loss or total stockholders’ equity as previously reported.

Note B – Sale of Kansas City Gamma Knife Center and Focus on Continuing Businesses

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which the Company’s Gamma Knife center is located.

Sale of Gamma Knife Equipment at Kansas City Center

The Company sold to RMC the Leksell Gamma Knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City Center for an aggregate purchase price of $250,000.  RMC has also indicated its intention to employ the physicist who, up to the time of the sale, operated the Gamma Knife equipment on the Company’s behalf.  The Company will, upon request of RMC and at RMC’s cost and expense, assist RMC in replenishing the Gamma Knife equipment’s radioactive cobalt 60 as is necessary for the proper operation of the Gamma Knife.

Termination of Arrangements with RMC and Settlement of Outstanding Claims

In connection with the sale of the Gamma Knife equipment described above, the Company and RMC entered into an agreement terminating the Gamma Knife Neuroradiosurgery Equipment Agreement and the Ground Lease Agreement, each originally entered into between the parties in 1993, and concluded all arrangements between the parties relating to the operation of the Gamma Knife center and the lease of the premises.  Immediately preceding the termination of these agreements, the Company and RMC satisfied all outstanding obligations between the parties, resulting in a net payment of $385,355 to the Company.  In connection with the agreement, the parties also entered into a mutual release respecting all other outstanding claims and disputes between them relating to the Kansas City center.

The Company agreed with RMC that through September 2015, it will not participate in Gamma Knife operations in the states of Missouri, Kansas, Nebraska, Iowa and Arkansas.

Effect of Discontinued Kansas City Operations

The major classes of the assets and liabilities included as part of the disposal group are as follow:

	March 31,	December 31,
	2011	2010
Assets
Gamma Knife (net of accumulated depreciation of $2,229,000 in 2011 and $2,136,000 in 2010)	$282,000	$464,000
Leasehold improvements (net of accumulated amortization of $668,000 in 2011 and $658,000 in 2010)	139,000	150,000

	$421,000	$614,000

Liabilities
Asset retirement obligations	$100,000	$100,000

The amounts of revenue and pretax profit or loss reported in discontinued operations are as follow:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue	$183,000	$143,000

Pretax loss	(57,000)	(4,000)

Included in the pretax loss for the three months ended March 31, 2011 is an impairment recorded on the Gamma Knife for the Kansas City Center totaling $161,000.  This impairment loss is being offset by $71,000 received by the Company attributed to revenues from prior years which had been disputed by RMC, and, as such, never recorded by the Company due to the uncertainty of collection.

Continuing Businesses and Business Strategy

These transactions will affect the Company’s operations beginning with the quarter ended June 30, 2011.  While Company management believes that these transactions are in the best interests of the Company, and will improve the Company’s financial position, the Kansas City Gamma Knife center represented in the past a source of revenue that will no longer be available to it.  The Company will continue to own and operate the Gamma Knife center at NYU Hospital and participate in the newer Gamma Knife and radiosurgery centers in California and Florida.

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

Note C – The Southern California Regional Gamma Knife Center

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

Note D –Gamma Knife at NYU Medical Center

The Company installed a Leksell Gamma Knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older Gamma Knife equipment at that location.  The net cost to the Company of the machine was $3,593,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs of $251,000 in connection with the installation of the equipment and the upgrades to the facility.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.  In addition, lease payments of $2,379 per month began in July 2010 and continue through June 2017 to cover construction costs.

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”).  USNC owns a 20% interest in FOP and invested $200,000.  The remaining 80% is owned by other outside investors.  FOP will own and operate a cancer center in West Kendall, Florida.  The center will utilize a Varian Rapid Arc linear accelerator and a GE CT scanner.  Plans are for the center to open in May 2011.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the consolidated financial statements.  A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements, Note B, in our 2010 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC, which resulted in the disposition of its assets and business at the Kansas City Gamma Knife center, as described in Note B to the unaudited condensed, consolidated financial statements of the Company included in this report.  Previous Kansas City center operations are excluded in the computation of loss from continuing operations for the quarters ended March 31, 2011 and 2010.

Patient revenue increased 28% to $496,000 in the quarter ended March 31, 2011 from $ 389,000 for the quarter ended March 31, 2010.  This increase was due to an increase in patient treatments at the New York center.  Patient expenses increased 53% to $179,000 for the first quarter of 2011 compared to $117,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the first quarter of 2011 was due to an increase in Gamma Knife maintenance at the New York center (due to the expiration in August 2010 of the warranty period for the new equipment) and an increase in depreciation.

Selling, general and administrative expense of $262,000 was 7% higher than the $246,000 incurred during the comparable period in 2010.  The increase in SG&A expenses was partly due to an increase in marketing expenses over the comparable period in 2010.  For the quarter ended March 31, 2011, the Company reported a net loss of $74,000 as compared to a net loss of $67,000 for the same period a year earlier.

Liquidity and Capital Resources

At March 31, 2011, the Company had working capital of $656,000 as compared to $594,000 at March 31, 2010.  Cash and cash equivalents at March 31, 2011 were $575,000 as compared with $820,000 at December 31, 2010.  While cash is down significantly in the recent quarter as compared to 2010, obligations under the capital lease for the New York center were paid down significantly over the past year.

Net cash provided by operating activities for the three months ended March 31, 2011 was $148,000 as compared to the $263,000 that was provided in the same period a year earlier.  Depreciation and amortization was $323,000 for the three months ended March 31, 2011, as compared with $223,000 the first three months of 2010.

The Company paid $393,000 towards its capital lease obligations during the three months ended March 31, 2011 as compared to $215,000 in the same period a year ago.  With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2010, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Recent Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported a net profit of $469,000 for the year ended December 31, 2010, but a net loss of $74,000 for the first three months of 2011. The reported profit in 2010 was solely due to the settlement payment from the lawsuit in Kansas City.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to generate positive net income.

While the Company is taking steps to improve long term profitability, it is possible that the Company will experience material losses in the future periods.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife centers.  If losses were to continue, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you that we will be able to raise such additional capital as and when required and on terms that will be acceptable.

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

The Company operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; introduce new products on a timely basis; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4.  Controls and Procedures

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to the material weakness in internal control over financial reporting described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of March 31, 2011: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for discontinued operations. This material weakness resulted in a financial statement misstatement being made and going uncorrected until brought to management’s attention during the review of the quarterly financial information by the Company’s registered independent public accounting firm

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, management is in the process of developing plans to remediate the material weakness identified above.

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

In January 2011, RMC initiated additional legal action to compel the Company to resource the cobalt in the Kansas City Gamma Knife.  However, the Company felt that such demand was inappropriate.  Ultimately, all matters between the parties were resolved in April 2011 in connection with the sale by the Company to RMC of the Gamma Knife equipment at the Kansas City Center and the termination of all arrangements with RMC, which is described in Note B to the unaudited financial statements of the Company included in this report.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 13, 2011	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant