Form 10-Q
period 2011-06-30
US NEUROSURGICAL INC
filed 2011-08-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 29, 2011 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Item 1.   Financial Statements

PART 1 - FINANCIAL INFORMATION
U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$1,036,000	$820,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2011 and 2010)	219,000	421,000
Due from related parties	110,000	70,000
Other current assets	81,000	19,000
Total current assets	$1,446,000	$1,330,000

Investment in unconsolidated entities	$433,000	$200,000

Gamma Knife (net of accumulated depreciation of $1,117,000 in 2011 and $2,937,000 in 2010)	2,476,000	2,980,000
Leasehold improvements (net of accumulated amortization of $134,000 in 2011 and $807,000 in 2010)	116,000	251,000
Total property and equipment	2,592,000	3,231,000
Cash held in escrow	-	51,000

TOTAL	$4,471,000	$4,812,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$82,000	$113,000
Obligations under capital lease and loans payable- current portion	513,000	623,000
Total current liabilities	595,000	736,000

Obligations under capital lease and loans payable-net of current portion	2,436,000	2,568,000
Asset retirement obligations	100,000	200,000
Total liabilities	3,131,000	3,504,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(1,836,000)	(1,868,000)
Total stockholders’ equity	$1,340,000	$1,308,000

TOTAL	$4,471,000	$4,812,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2011	2010

Revenue:
Patient revenue	$548,000	$472,000

Expenses:
Patient expenses	149,000	128,000
Selling, general and administrative	226,000	243,000

Total	375,000	371,000

Operating income	173,000	101,000

Interest expense	(67,000)	(87,000)
Interest income	-	-

Income from continuing operations	106,000	14,000

Discontinued operations
Loss from operations	-	(78,000)
Revenue from litigation activity	-	459,000
	-	381,000

Net income	$106,000	$395,000

Basic and diluted income per share	$0.01	$0.05

Net income per common share from continuing operations – basic and diluted	$0.01	-

Net income per common share from discontinued operations – basic and diluted	$-	$0.06

Weighted average shares outstanding	7,747,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2011	2010

Revenue:
Patient revenue	$1,044,000	$861,000

Expenses:
Patient expenses	327,000	254,000
Selling, general and administrative	488,000	479,000

Total	815,000	733,000

Operating income	229,000	128,000

Interest expense	(136,000)	(183,000)
Interest income	-	3,000

Income (loss) from continuing operations	93,000	(52,000)

Discontinued operations
Impairment loss	(89,000)	-
(Loss) gain from operations	28,000	(79,000)
Revenue from litigation activity	-	459,000
	(61,000)	380,000

Net income	$32,000	$328,000

Basic and diluted income per share	$-	$0.04

Net income (loss) per common share from continuing operations – basic and diluted	$0.01	$(0.01)

Net income (loss) per common share from discontinued operations – basic and diluted	$-	$0.06

Weighted average shares outstanding	7,747,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$32,000	$328,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	405,000	443,000
Changes in:
Loss on impairment of Gamma Knife equipment at Kansas City center	89,000	-
Changes in:
Accounts receivable	202,000	(21,000)
Due from related parties	(40,000)	(19,000)
Other current assets	(62,000)	(12,000)
Accounts payable and accrued expenses	(31,000)	(15,000)

Net cash provided by operating activities	595,000	704,000

Cash flows from investing activities:
Investment in unconsolidated entities	(233,000)	-
Cash from settlement of Gamma Knife equipment at Kansas City center	322,000
Net cash provided by investing activities	89,000	-

Cash flows from financing activities:
Repayment of capital lease obligations and loans payable	(519,000)	(435,000)
Decrease of cash held in escrow	51,000

Net cash used in financing activities	(468,000)	(435,000)

Net change in cash and cash equivalents	$216,000	$269,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$820,000	$673,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,036,000	$942,000

Supplemental disclosures of cash flow information:
Cash paid for Interest	$136,000	$209,000

Supplemental disclosure of noncash investing and financing activities Equipment acquired through a capital lease	$277,000	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior year condensed consolidated financial statements in order for them to be in conformity with the current year presentation.  Such reclassifications had no effect on consolidated net income (loss) or total stockholders’ equity as previously reported.

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

Effect of Discontinued Kansas City Operations

The major classes of the assets and liabilities included as part of the disposal group are as follow:

	June 30,	December 31,
	2011	2010
Assets
Gamma Knife (net of accumulated depreciation of $ - in 2011 and $2,136,000 in 2010)	$-	$464,000
Leasehold improvements (net of accumulated amorti-zation of $ - in 2011 and $658,000 in 2010)	-	150,000

	$-	$614,000
Liabilities
Asset retirement obligations	$-	$100,000

The amounts of revenue and pretax profit or loss reported in discontinued operations are as follow:

	Six Months Ended
	June 30,	June 30,
	2011	2010

Revenue from operations	$184,000	$210,000

Pretax profit (loss)	(61,000)	380,000

	Three Months Ended
	June 30,	June 30,
	2011	2010

Revenue from operations	$1,000	$69,000
Revenue from litigation activity	-	459,000
Pretax profit (loss)	-	381,000

Included in the pretax loss for the six months ended June 30, 2011 is an impairment recorded on the Gamma Knife for the Kansas City Center totaling $161,000.  This impairment loss is being offset by $71,000 received by the Company attributed to revenues from prior years which had been disputed by RMC, and, as such, never recorded by the Company due to the uncertainty of collection.

Continuing Businesses and Business Strategy

These transactions affect the Company’s operations beginning with the quarter ended June 30, 2011.  While Company management believes that these transactions are in the best interests of the Company, and will improve the Company’s financial position, the Kansas City Gamma Knife center represented in the past a source of revenue that will no longer be available to it.  The Company will continue to own and operate the Gamma Knife center at NYU Hospital and participate in the newer Gamma Knife and radiosurgery centers in California and Florida.

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

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”), which owns a cancer care center located in West Kendall, Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner.  USNC owns a 20% interest in FOP and invested $200,000.  The remaining 80% is owned by other outside investors.  The center opened and treated its first patient in May 2011.

Note F – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer care center in Boca Raton, Florida. In June, 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USN Corona, Inc. invested $225,000 initially and will have a 22.5% interest in BOP and BOPRE.  The remaining 77.5% will be owned by other outside investors.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements, Note B, in our 2010 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC, which resulted in the disposition of its assets and business at the Kansas City Gamma Knife center, as described in Note B to the unaudited condensed consolidated financial statements of the Company included in this report.  Previous Kansas City center operations are excluded from the presentation of results of continuing operations for the three and six months ended June 30, 2011 and 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Patient revenue increased 16% to $548,000 in the quarter ended June 30, 2011 from $472,000 for the quarter ended June 30, 2010.  This increase was due to an increase in patient treatments at the New York center.  Patient expenses increased 16% to $149,000 for the second quarter of 2011 compared to $128,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the second quarter of 2011 was due to an increase in Gamma Knife maintenance at the New York center (due to the expiration in August 2010 of the warranty period for the new equipment) and an increase in depreciation.

Selling, general and administrative expense of $226,000 for the second quarter of 2011 was 7% lower than the $243,000 incurred during the comparable period in 2010.  The decrease in SG&A expenses was partly due to lower marketing expenses over the comparable period in 2010.

For the three months ended June 30, 2011, the Company reported net income from continuing operations of $106,000 as compared to net income from continuing operations of $14,000 for the same period a year earlier.  For the second quarter of 2010, the Company also reported a gain of $381,000 from the discontinued operations at the Kansas City Gamma Knife center that was disposed of in April 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Patient revenue increased 21% to $1,044,000 for the six months ended June 30, 2011 from $861,000 for the same period in 2010.  This increase was due to an increase in patient treatments at the New York center.  Patient expenses increased 29% to $327,000 for the first six months of 2011 compared to $254,000 in the first six months of 2010.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the first six months of 2011 was due to an increase in Gamma Knife maintenance at the New York center (due to the expiration in August 2010 of the warranty period for the new equipment) and an increase in depreciation.

Selling, general and administrative expense of $488,000 for the first six months of 2011 was 2% higher than the $479,000 incurred during the comparable period in 2010.  The increase in SG&A expenses was partly due to an increase in marketing expenses over the comparable period in 2010.

For the six months ended June 30, 2011, the Company reported net income from continuing operations of $93,000 as compared to a net loss from continuing operations of $52,000 for the same period a year earlier.  For the second half of 2010, the Company also reported a gain of $380,000 from the discontinued operations at the Kansas City Gamma Knife center that was disposed of in April 2011, as compared to a loss of $61,000 for the same period in the current year.

Liquidity and Capital Resources

At June 30, 2011, the Company had working capital of $851,000 as compared to $594,000 at June 30, 2010.  Cash and cash equivalents at June 30, 2011 were $1,036,000 as compared with $820,000 at December 31, 2010.  The increase in cash is due primarily to the disposition of the Kansas City Gamma Knife center which was finalized in April 2011.

Net cash provided by operating activities for the six months ended June 30, 2011 was $595,000 as compared to the $704,000 that was provided in the same period a year earlier.  Depreciation and amortization was $405,000 for the six months ended June 30, 2011, as compared with $443,000 the first six months of 2010.

The Company paid $519,000 towards its capital lease obligations during the six months ended June 30, 2011 as compared to $435,000 in the same period a year ago.

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

Recent Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported net income of $469,000 for the year ended December 31, 2010, but net income of only $32,000 for the first six months of 2011.  The reported 2010 income was solely due to the settlement payment from the lawsuit in Kansas City.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to generate positive net income.

While the Company is taking steps to improve long term profitability, it is possible that the Company will experience material losses in future periods.

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

The Company operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; introduce new products on a timely basis; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of June 30, 2011: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for discontinued operations. This material weakness resulted in a financial statement misstatement being made and going uncorrected until brought to management’s attention during the review of the quarterly financial information by the Company’s registered independent public accounting firm.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 15, 2011	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant