Form 10-K/A
period 2010-12-31
US NEUROSURGICAL INC
filed 2011-11-08
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

U.S. Neurosurgical, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”) to amend the following:

1)  Item 15 of Part IV is revised to provide the report of our independent registered public accounting firm which includes the date and indicate the city and state where issued, pursuant to Rule 2-02(a) of Regulation S-X.  This information was included in the accounting firm's report to the Company, but was inadvertently omitted from the Original Report.

2)  Item 15 of Part IV is also revised to include a corrected Exhibit 31.1, containing the certification wording required by item 601(b) of Regulation S-K, including the introductory language of paragraph 4 and section 4(b) to also address our officers’ responsibility for establishing and maintaining internal control over financial reporting.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report, or subsequent to any periods for which disclosure was otherwise provided in the Original Report. Accordingly, this Amendment on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing date of the Original Report, including any amendments thereto.

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

2

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Neurosurgical, Inc. (Registrant)

By:	/s/ Alan Gold
Alan Gold
President & Chairman of the Board and Principal Financial Officer

Dated:	November 7, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 7, 2011	By:	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

November 7, 2011	By:	/s/ William F. Leimkuhler
Name William F. Leimkuhler
Director

November 7, 2011	By:	/s/ Charles H. Merriman III
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
McLean, Virginia
March 31, 2011

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