Form 10-Q/A
period 2011-03-31
US NEUROSURGICAL INC
filed 2011-11-08
CIK 1089815

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

EXPLANATORY NOTE

U.S. Neurosurgical, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Report”) to amend the following:

1) Part II, Item 6 is revised include a corrected Exhibit 31.1, containing the certification wording required by item 601(b) of Regulation S-K, including the introductory language of paragraph 4 and section 4(b) to also address our officers’ responsibility for establishing and maintaining internal control over financial reporting.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report, or subsequent to any periods for which disclosure was otherwise provided in the Original Report. Accordingly, this Amendment on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing date of the Original Report, including any amendments thereto.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

2

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 7, 2011	By :	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant

3