Form 10-Q/A
period 2011-06-30
US NEUROSURGICAL INC
filed 2011-11-08
CIK 1089815

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

EXPLANATORY NOTE

U.S. Neurosurgical, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Report”) to amend the following:

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

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 7, 2011	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant

3