Form 10-Q
period 2011-09-30
US NEUROSURGICAL INC
filed 2011-11-21
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 11, 2011 was 7,747,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$817,000	$820,000
Accounts receivable (net of allowance for doubtful accounts of $36,000 in 2011 and 2010)	233,000	421,000
Due from related parties	287,000	70,000
Other current assets	25,000	19,000
Total current assets	1,362,000	1,330,000

Investment in unconsolidated entities	393,000	200,000

Gamma knife (net of accumulated depreciation of $1,241,000 in 2011 and $2,937,000 in 2010)	2,352,000	2,980,000
Leasehold improvements (net of accumulated amortization of $137,000 in 2011 and $807,000 in 2010)	112,000	251,000

Total property and equipment	2,464,000	3,231,000

Cash held in escrow	-	51,000

TOTAL	$4,219,000	$4,812,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$81,000	$113,000
Obligations under capital lease and loans payable- current portion	527,000	623,000
Total current liabilities	608,000	736,000

Obligations under capital lease and loans payable-net of current portion	2,302,000	2,568,000
Asset retirement obligations	100,000	200,000
Total liabilities	3,010,000	3,504,000

Stockholders’ equity:
Common stock	77,000	77,000
Additional paid-in capital	3,099,000	3,099,000
Accumulated deficit	(1,967,000)	(1,868,000)
Total stockholders’ equity	1,209,000	1,308,000

TOTAL	$4,219,000	$4,812,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2011	2010

Revenue:
Patient revenue	$503,000	$548,000

Expenses:
Patient expenses	277,000	205,000
Selling, general and administrative	255,000	270,000

Total	532,000	475,000

Operating income	(29,000)	73,000

Interest expense	(70,000)	(92,000)
Interest income	-	1,000
Loss from investment in unconsolidated entities	(32,000)	-

Loss from continuing operations	(131,000)	(18,000)

Discontinued operations
Income from operations of Kansas City Gamma Knife Center	-	73,000

Net income (loss)	$(131,000)	$55,000

Basic and diluted income (loss) per share	$(0.02)	$0.01

Net income per common share from continuing operations – basic and diluted	$(0.02)	$(0.00)

Net income per common share from discontinued operations – basic and diluted	$-	$-

Weighted average shares outstanding	7,747,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2011	2010

Revenue:
Patient revenue	$1,547,000	$1,409,000

Expenses:
Patient expenses	604,000	459,000
Selling, general and administrative	743,000	749,000

Total	1,347,000	1,208,000

Operating income	200,000	201,000

Interest expense	(206,000)	(272,000)
Interest income	-	4,000
Loss from investment in unconsolidated entities	(32,000)	-

Loss from continuing operations	(38,000)	(67,000)

Discontinued operations
Impairment loss	(89,000)	-
(Loss) gain from operations of Kansas City Gamma Knife Center	28,000	(9,000)
Revenue from litigation activity	-	459,000
	(61,000)	450,000

Net income (loss)	$(99,000)	$383,000

Basic and diluted loss per share	$(0.01)	$0.05

Net income per common share from continuing operations – basic and diluted	$-	$(0.01)

Net income per common share from discontinued operations – basic and diluted	$(0.01)	$0.06

Weighted average shares outstanding	7,747,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(99,000)	$383,000
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	533,000	682,000
Loss from investment in unconsolidated entities	32,000	-
Loss on impairment of Gamma Knife equipment at Kansas City center	89,000	-
Changes in:
Accounts receivable	188,000	(96,000)
Other current assets	(6,000)	(73,000)
Due from related parties	(217,000)	1,000
Accounts payable and accrued expenses	(32,000)	78,000

Net cash provided by operating activities	488,000	975,000

Cash flows from investing activities:
Investment in unconsolidated entities	(225,000)	(200,000)
Cash from settlement of Gamma Knife equipment at Kansas City center	322,000	-
Net cash provided by (used in) investing activities	97,000	(200,000)

Cash flows from financing activities:
Decrease is cash held in escrow	51,000	-
Repayment of capital lease obligations and loans payable	(639,000)	(664,000)

Net cash used in financing activities	(588,000)	(664,000)

Net change in cash and cash equivalents	$(3,000)	$111,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$820,000	$673,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$817,000	$784,000

Supplemental disclosures of cash flow information:
Cash paid for Interest	$209,000	$310,000

Supplemental disclosure of noncash investing and financing activities
Leasehold improvements financed by a capital lease	$-	$150,000
Investment in an unconsolidated entity through a reduction of receivable from an unconsolidated entity	$-	$40,000
Equipment acquired through capital lease	$277,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

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

Effect of Discontinued Kansas City Operations

The major classes of the assets and liabilities included as part of the disposal group are as follow:

December 31, 2010
Assets
Gamma Knife (net of accumulated depreciation of $2,136,000)	$464,000
Leasehold improvements (net of accumulated amorti-zation of $658,000)	150,000

$614,000

Liabilities
Asset retirement obligations	$100,000

The amounts of revenue and pretax profit or loss reported in discontinued operations are as follow:

	Nine Months Ended
	September 30, 2011	September 30, 2010

Revenue from operations	$184,000	$398,000

Pretax profit (loss)	(61,000)	450,000

	Three Months Ended
	September 30, 2011	September 30, 2010

Revenue from operations	$-	$186,000

Pretax profit	-	73,000

Included in the pretax loss for the nine months ended September 30, 2011 is an impairment recorded on the Gamma Knife for the Kansas City Center totaling $161,000.  This impairment loss is being offset by $72,000 received by the Company attributed to revenues from prior years which had been disputed by RMC, and, as such, never recorded by the Company due to the uncertainty of collection.

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

USN is currently exploring other opportunities for Gamma Knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers are preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

As a result of the Company’s experiences over the past few years, The Company has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize linear accelerators (LINACs) to treat cancers in the whole body.  The Company also continues to evaluate opportunities to develop additional Gamma Knife facilities.  Florida Oncology Partners and the Southern California Regional Gamma Knife Center typify this new strategy.

Note C – The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USN Corona, Inc. (“USNC”).  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell Perfexion Gamma Knife.  CGK leased the Gamma Knife from Neuropartners LLC, which purchased the Gamma Knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of Neuro Partners LLC.  USNC also owned initially 27% of CGK, but increased its ownership to 54% on June 29, 2011 to accommodate a member who desired to transfer his interest.  Consistent with its current approach in organizing other treatment centers, USNC does not plan to continue to hold a majority interest in CGK and management’s plan is to transfer all or a portion of the increased holding to other affiliates of Neuro Partners LLC (or possibly unrelated parties) in the near term.  Following the close of the third quarter, USNC entered into an agreement with a current member of Neuro Partners LLC to sell to that member a 10% interest in CGK, bringing USNC’s ownership in CGK to 44%.  USNC did not have any material gain on the sale of the 10% ownership interest in CGK.

Construction of the SACH Gamma Knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While USN has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

Because the Company's interest in Neuro Partners LLC may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to Neuro Partners LLC is presented:

Neuro Partners LLC Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2011	2010

Net sales	$666,000	$621,000

Net income	$76,000	$(125,000)

USNC's equity in income (loss) of Neuro Partners LLC	$15,000	$(25,000)

	Three Months Ended
	September 30,
	2011	2010

Net sales	$222,000	$207,000

Net income	$95,000	$(21,000)

USNC's equity in income (loss) of Neuro Partners LLC	$19,000	$(4,000)

Neuro Partners LLC Condensed Balance Sheet Information

	September 30,	December 31,
	2011	2010

Current assets	$368,000	$344,000

Noncurrent assets	$2,762,000	$3,532,000

Total assets	$3,130,000	$3,876,000

Current liabilities	$66,000	$95,000

Noncurrent liabilities	$3,094,000	$3,948,000

Equity	$(30,000)	$(167,000)

Total liabilities and equity	$3,130,000	$3,876,000

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

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”), which owns a cancer care center located in West Kendall, Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner.  USNC owns a 20% interest in FOP and invested $200,000.  The remaining 80% is owned by other outside investors.  The center opened and treated its first patient in May 2011.  The Company's recorded investment in FOP is $180,000 at September 30, 2011.

During 2011, FOP entered into a capital lease with Key Bank.  Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.

Because the Company's interest in FOP may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to FOP is presented:

Florida Oncology Partners, LLC Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2011	2010

Net sales	$1,110,000	$-

Net income	$86,000	$-

USNC's equity in income of Florida Oncology Partners, LLC	$17,000	$-

	Three Months Ended
	September 30,
	2011	2010

Net sales	$465,000	$-

Net income	$390,000	$-

USNC's equity in income of Florida Oncology Partners, LLC	$78,000	$-

Florida Oncology Partners LLC Condensed Balance Sheet Information

	September 30,	December 31,
	2011	2010

Current assets	$684,000	$694,000

Noncurrent assets	$5,201,000	$289,000

Total assets	$5,885,000	$983,000

Current liabilities	$283,000	$48,000

Noncurrent liabilities	$5,134,000	$63,000

Equity	$468,000	$872,000

Total liabilities and equity	$5,885,000	$983,000

Note F – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer care center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USN Corona, Inc. invested $225,000 initially and will have a 22.5% interest in BOP and BOPRE.  The remaining 77.5% will be owned by other outside investors. The Company's recorded investment in BOP is $213,000 at September 30, 2011.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2010 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC, which resulted in the disposition of its assets and business at the Kansas City Gamma Knife center, as described in Note B to the unaudited condensed consolidated financial statements of the Company included in this report.  Previous Kansas City center operations are excluded from the presentation of results of continuing operations for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Patient revenue decreased 8% to $503,000 in the quarter ended September 30, 2011 from $548,000 for the quarter ended September 30, 2010.  This decrease was due largely to the interruption of operations at the New York center due to flooding caused by Hurricane Irene.  Patient expenses increased 35% to $277,000 for the third quarter of 2011 compared to $205,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the third quarter of 2011 was due to the incurrence of costs for special maintenance at the New York center as well as training expenses to add more qualified physicians at the New York center.

Selling, general and administrative expense of $255,000 for the third quarter of 2011 was 6% lower than the $270,000 incurred during the comparable period in 2010.  The decrease in SG&A expenses was partly due to lower marketing expenses over the comparable period in 2010.

The Company incurred interest expense of $70,000 in the third quarter of 2011 as compared to interest expense of $92,000 for the same period a year ago – a 24% decrease.  This reduction was due to a change in the amortization schedule relating the capital lease at the New York center during the second quarter of 2011.

The Company recorded losses on its investments in unconsolidated entities of $32,000 for the three months ended September 30, 2011.

For the three months ended September 30, 2011, the Company reported a net loss from continuing operations of $131,000 as compared to a net loss from continuing operations of $18,000 for the same period a year earlier.  For the third quarter of 2010, the Company also reported a gain of $73,000 from the discontinued operations at the Kansas City Gamma Knife center that was disposed of in April 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Patient revenue increased 10% to $1,547,000 for the nine months ended September 30, 2011 from $1,409,000 for the same period in 2010.  This increase was due to an increase in patient treatments at the New York center for the full nine months, notwithstanding the decrease in the third quarter as a result of the flooding at the facility caused by Hurricane Irene.  Patient expenses increased 32% to $604,000 for the first nine months of 2011 compared to $459,000 in the first nine months of 2010.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the first nine months of 2011 was due to the incurrence of costs for special maintenance at the New York center as well as training expenses to add more qualified physicians at the New York center, each occurring during the third quarter of 2011.

Selling, general and administrative expense of $743,000 for the first nine months of 2011 was 1% lower than the $749,000 incurred during the comparable period in 2010.

The Company incurred interest expense of $206,000 in the first nine months of 2011 as compared to interest expense of $272,000 for the same period a year ago – a 24% decrease.  This reduction was due to a change in the amortization schedule relating the capital lease at the New York center during the second quarter of 2011.

The Company recorded losses on its investments in unconsolidated entities of $32,000 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, the Company reported a net loss from continuing operations of $38,000 as compared to a net loss from continuing operations of $67,000 for the same period a year earlier.  For the nine months ended September 30, 2010, the Company also reported a gain of $450,000 from the discontinued operations at the Kansas City Gamma Knife center that was disposed of in April 2011, as compared to a loss of $61,000 for the same period in the current year.

Liquidity and Capital Resources

At September 30, 2011, the Company had working capital of $754,000 as compared to $594,000 at December 31, 2010.  Cash and cash equivalents at September 30, 2011 were $817,000 as compared with $820,000 at December 31, 2010.  The Company’s cash decreased as a result of loans to related parties and additional investments in related parties.  This decrease was offset, however, by the disposition of the Kansas City Gamma Knife center which was finalized in April 2011.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $488,000 as compared to the $975,000 that was provided in the same period a year earlier.  Depreciation and amortization was $533,000 for the nine months ended September 30, 2011, as compared with $682,000 the first nine months of 2010.

The Company paid $639,000 towards its capital lease obligations during the nine months ended September 30, 2011 as compared to $664,000 in the same period a year ago.

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

Recent Operating Losses.  We have experienced significant operating losses in recent periods and may continue to do so in the future.  We reported net income of $469,000 for the year ended December 31, 2010, but a net loss of $99,000 for the first nine months of 2011.  The reported 2010 income was solely due to the settlement payment from the lawsuit in Kansas City.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to generate positive net income.

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to the material weakness in internal control over financial reporting described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of September 30, 2011: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for discontinued operations. This material weakness resulted in a financial statement misstatement being made and going uncorrected until brought to management’s attention during the review of the quarterly financial information by the Company’s registered independent public accounting firm.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, management is in the process of developing plans to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2007, USN instituted a lawsuit against Midwest Division – RMC LLC (“RMC”), in the Circuit Court of Jackson County, Missouri seeking damages against the defendant as successor to USN’s agreement with RMC relating to the Kansas City Gamma Knife center.  This lawsuit arose out of USN’s agreement with RMC, executed in December 1993.  In the course of an audit, USN discovered that the defendant had failed to make proper payments to USN under that agreement.  USN sought to recover amounts representing such underpayments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1    Certification of President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1    Certification of President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 21, 2011	By :	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant