Form 10-K
period 2011-12-31
US NEUROSURGICAL INC
filed 2012-03-30
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .

Commission file number:  0-15586

U.S. NeuroSurgical, Inc.
(Name of small business issuer in its charter)

Delaware	52-1842411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Research Blvd, Suite 325,	20850
Rockville, Maryland	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number:	(301) 208-8998

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, par value $.01 per share

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

As of March 16, 2012, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $244,000, based upon the average closing price as reported on the OTCQB marketplace.

As of March 16, 2012, there were outstanding 7,797,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2011

PART I

Item 1.	Business.

U.S. NeuroSurgical, Inc. (“USN” or the “Company”) owns and operates stereotactic radiosurgery centers, utilizing gamma knife technology.  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "USN." means U.S. NeuroSurgical, Inc. and its subsidiaries, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.  The Company, a Delaware corporation, was formed in July 1993.  The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

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

General

USN, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing gamma knife technology.  USN currently owns and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company opened a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Community Hospital (“SACH”) in Upland, California.

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

During the fourth quarter of 2007, USN formed a new wholly owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and Neuro Partners, LLC.  Those subsidiaries were formed to develop and manage the gamma knife center at SACH.

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which one of the Company’s gamma knife centers was located.  The Company sold to RMC the gamma knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City Center for an aggregate purchase price of $250,000.

USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the gamma knife.  As it has with its NYU and SACH gamma knife centers, if circumstances support the opening of additional centers, USN would seek cooperative ventures with these facilities.

USN believes that, as of December 31, 2011, there were approximately 131 gamma knife treatment centers in the U.S.

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers will utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors.  USNC owns a 20% interest in the venture.  The center is located in Miami and opened in the second quarter of 2011. The Company invested $200,000 in connection with its interest.

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USN Corona, Inc., USN’s subsidiary, owns a 22.5% interest in the venture. The center will be located in Boca Raton, Florida, and is scheduled to open in the third quarter of 2012.

Through September 9, 1999, USN was a wholly owned subsidiary of GHS, Inc (“GHS”).  Effective on  September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS.

Gamma Knife Technology

The gamma knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery.  The gamma knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity.  The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography.  Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull .  The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter).  Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

The procedure, performed in a single treatment, sharply reduces hospital stay times and eliminates post-surgical bleeding and infection.  When compared with conventional neurosurgery, gamma knife treatment is less expensive.  However, not all patients are candidates for radiosurgery since the decision to use the gamma knife depends on the type, size, and location of the lesion.

Linear Accelerators

A linear particle accelerator (LINAC) is a type of particle accelerator that greatly increases the velocity of charged subatomic particles or ions by subjecting the charged particles to a series of oscillating electric potentials along a linear beamline. LINACs accelerate electrons using a tuned-cavity waveguide, in which the RF (radio frequency) power creates a standing wave. Some LINACs have short, vertically mounted waveguides, while higher energy machines tend to have a horizontal, longer waveguide and a bending magnet to turn the beam vertically towards the patient. Medical LINACs use monoenergetic electron beams between 4 and 25 MeV, giving an X-ray output with a spectrum of energies up to and including the electron energy when the electrons are directed at a high-density (such as tungsten) target. The electrons or X-rays can be used to treat both benign and malignant disease.

The intensity of the radiation in IMRT can be changed during treatment to spare more adjoining normal tissue than is spared during conventional radiation therapy. Because of this an increased dose of radiation can be delivered to the tumor using IMRT. IMRT is a type of conformal radiation, which shapes radiation beams to closely approximate the shape of the tumor.

IGRT is used to help better deliver radiation therapy to cancerous tumors. This is very useful since tumors can move between treatments due to differences in organ filling or movements while breathing. IGRT involves conformal radiation treatment guided by specialized imaging tests, such as CT scans, ultrasound or X-rays. These tests are done in the treatment room just before the patient is to receive his or her daily radiation therapy treatment.

New York Gamma Knife Center

USN opened its New York gamma knife treatment center in July 1997 on the campus of NYU Medical Center.  Construction of the gamma knife suite was completed in July 1997.  The gamma knife cost and the cost of the facility improvements totaled approximately $4,700,000.

The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  The net cost to the Company of the new machine was $3,592,000 after a credit for the trade-in of the older machine.  The purchase price was financed through a capital lease with Elekta Capital.  The Company incurred construction costs of $151,000 in connection with the installation of the equipment and the upgrades to the facility.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.  The Company is responsible under the lease agreement with Elekta Capital for 81 months of lease payments which began in July 2009 of approximately $61,000 per month.  In addition, lease payments of $2,000 per month began in July 2010 and continue through April 2017 to cover construction costs.

The Company has a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region.  Pursuant to USN’s facility agreement with NYU, USN is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and is reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  NYU pays USN a scheduled fee based on the number of patient procedures performed.  For the years ended December 31, 2011, 2010 and 2009, USN derived revenues from the NYU center of approximately $2,029,000 and $1,907,000 and $1,464,000, respectively, as a result of 234, 222 and 171 procedures performed, respectively, during such periods.  Costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at SACH in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from Neuro Partners LLC, which holds the gamma knife equipment. In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of Neuro Partners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

Sale of Gamma Knife Business and Equipment at Former Kansas City Center

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which the Company’s gamma knife center is located.

The Company sold to RMC the gamma knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City Center for an aggregate purchase price of $250,000.  RMC has also indicated its intention to employ the physicist who, up to the time of the sale, operated the gamma knife equipment on the Company’s behalf.  The Company will, upon request of RMC and at RMC’s cost and expense, assist RMC in replenishing the gamma knife equipment’s radioactive cobalt-60 as is necessary for the proper operation of the gamma knife.

In connection with the sale of the gamma knife equipment described above, the Company and RMC entered into an agreement terminating the gamma knife Neuroradiosurgery Equipment Agreement and the Ground Lease Agreement, each originally entered into between the parties in 1993, and concluded all arrangements between the parties relating to the operation of the gamma knife center and the lease of the premises.  Immediately preceding the termination of these agreements, the Company and RMC satisfied all outstanding obligations between the parties, including the release of cash held in escrow, resulting in a net payment of approximately $385,000, including payments of net settlement proceeds of $72,000 for prior year disputed revenues and outstanding accounts receivable of $313,000, to the Company.  In connection with the agreement, the parties also entered into a mutual release respecting all other outstanding claims and disputes between them relating to the Kansas City center.

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

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”), consisting of Florida Oncology Partners, LLC and Florida Oncology Partners RE, LLC, which operates a cancer center located in West Kendall, Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC owns a 20% interest in FOP and invested $200,000. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. The Company’s recorded investment in FOP is $270,000 at December 31, 2011.

During 2011, Florida Oncology Partners, LLC entered into a capital lease with Key Bank. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USN Corona, Inc. invested $225,000 initially and will have a 22.5% interest in BOP and BOPRE.  The remaining 77.5% will be owned by other outside investors. The Company currently expects the cancer center in Boca Raton to open in the third quarter of 2012.

New Strategy for Participation in Cancer Treatment

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

Employees

U.S. NeuroSurgical, Inc. has three full-time employees and relies on consultants for certain services as required from time-to-time.  All of its full-time employees are engaged in sales, marketing and administration.

Item 1A.	Risk Factors.

Regulatory Environment

The levels of revenues and profitability of companies involved in the health services industry, such as the Company, may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.  Although the Company does not believe that its business activities will be materially affected in the foreseeable future, it is not possible to predict the long term effect of recent and future changes in the regulatory environment, or the responses of federal, state or private payors for healthcare goods and services in response to healthcare proposals or legislation.

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes.  The Company cannot predict the effects these changes may have on its business, and no assurance can be given that any such changes will not have a material adverse effect on the Company.

In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies.  Although patients are ultimately responsible for services rendered, the Company expects that the majority of  its revenues will be derived from reimbursements by third party payors.  Medicare has authorized reimbursement for gamma knife and other forms of cancer treatment.  Over the last several years, such third party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost containment measures.  Therefore, although treatment costs using the gamma knife compare favorably to traditional invasive brain surgery, it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

In the future, the Company may establish additional gamma knife or other types of cancer treatment centers.  Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities.  The Food and Drug Administration has issued the requisite pre-market approval for the gamma knife utilized by USN.  In addition, many states require hospitals to obtain a Certificate of Need (“CON”) before they can acquire a significant piece of medical equipment.  Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that CONs will be granted.  In addition, the Nuclear Regulatory Commission (the “NRC”) must issue a permit to USN to permit loading the cobalt at each gamma knife site.  While the Company believes that it can obtain a NRC permit for each gamma knife unit, there is no assurance that it will.

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

Competition

The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future gamma knife or other types of cancer treatment centers.  There are other companies that provide gamma knife or other types of cancer treatment on a "cost per treatment basis".  In addition, larger hospitals may be expected to maintain a gamma knife as well as competing technologies as part of their regular inpatient services, which could have the effect of reducing the number of gamma knife procedures performed at such facility.  Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times.  The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own treatment centers.

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

Gamma Knife Supply and Servicing

To date, USN has purchased all of its gamma knife equipment from Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden.  In March 2009, the company installed a new PERFEXION model, at the NYU Medical Center in replacement of the older gamma knife equipment.  Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment.  USN arranges for maintenance services for its gamma knife units, including the necessary services related to cobalt replacement, through Elekta.  Any interruption in the supply of equipment or services from Elekta would adversely affect USN's ability to maintain its gamma knife treatment centers.

Also, should restrictions be imposed on the operations of Elekta, such as restrictions relating to the handling and disposal of radioactive materials, necessary support services could become more costly and more difficult to obtain.

New Technology/Possible Obsolescence

Gamma knife technology may be subject to technological change.  Consequently, the Company will have to rely on the leading gamma knife's manufacturer, Elekta, to introduce improvements or upgrades in order to keep pace with technological change.  Any such improvements or upgrades which the Company may be required to introduce will require additional financing.  In addition, newly developed techniques and devices for performing brain surgery may render the gamma knife less competitive or obsolete.

Dependence on Hospital, Healthcare Organizations and Others

USN’s business model is to reach an arrangement with a hospital or other medical centers for the installation and operation of a gamma knife facility and then to purchase the gamma knife equipment and construct and operate the facility.  Before entering into such an agreement, USN must make an assessment of the economic feasibility of operating the gamma knife at that location.  The Company retains no control or influence over the medical staff or decisions regarding the treatment of patients.  In that regard, USN’s economic success is highly dependent on its initial determinations of the viability of the gamma knife’s location.  Should the medical center or the physicians at that medical center ultimately use the gamma knife facility for significantly fewer patients than initially projected, the Company could be required to operate the gamma knife center at a loss for an extended period of time.

Reliance on Business of the New York Gamma Knife Center

While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company currently relies on the New York gamma knife center for the majority of its business.  In recent periods, services provided at the New York center have represented over 90% of the Company’s revenues.  Unless and until the Company is successful in building its activities at other centers and at new locations, disruptions at the New York center could have a materially adverse effect on the Company.

Availability of Working Capital.

To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new gamma knife or other types of cancer treatment centers.  If the Company experiences operating losses in the future, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

Stock Price Volatility; Illiquid Trading Market

The Company’s common stock is thinly traded.  At present, trades are reported on the OTC market only several days a month.  This thin trading and relatively small non-affiliate float lead to a high level of volatility in reported sale prices.  Investors in the Company’s Common Stock will have a limited ability to trade shares on the open market and, even if able to sell shares, could suffer significant market losses due to large swings in the prices of the shares.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $46,000 per year.  USN occupies about 2,000 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, USN is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to USN for the use of the gamma knife.    USN’s agreement with NYU was extended in 2008 and now expires in 2021.

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

In January 2011, RMC initiated additional legal action to compel the Company to resource the cobalt in the Kansas City gamma knife.  However, the Company felt that such demand was inappropriate.  Ultimately, all matters between the parties were resolved in April 2011 in connection with the sale by the Company to RMC of the gamma knife equipment at the Kansas City Center and the termination of all arrangements with RMC, which is described in Note D to the audited financial statements of the Company included in this report.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the over-the-counter market and quoted on the OTCQB marketplace.  OTCQB is the middle tier of the Pink OTC Market, Inc.  OTCQB companies are reporting with the SEC or a U.S. banking regulator.

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2010 through December 31, 2011.

Period	High Close	Low Close

January 1 – March 31, 2010	.29	.09
April 1 - June 30, 2010	.24	.10
July 1 – September 30, 2010	.23	.12
October 1 – December 31, 2010	.25	.12

January 1 – March 31, 2011	.22	.09
April 1 - June 30, 2011	.20	.10
July 1 – September 30, 2011	.24	.12
October 1 – December 31, 2011	.14	.03

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 16, 2012, there were approximately 285 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the fourth quarter of 2011, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of operations

2011 Compared to 2010

Patient revenue increased 8% to $2,060,000 in 2011 as compared to $1,916,000 in 2010.  This increase in patient revenue was largely due to the gradual increase in volume at the New York center following the reopening of the center with the new PERFEXION gamma knife in March 2009.  Patient volumes have now stabilized at a higher level.  This increase in volume at the New York center was the result of increased marketing efforts and additional physician interest in the center following the installation of the new equipment.

Patient expenses increased 47% to $884,000 in 2011 from $603,000 in 2010.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2011 over 2010 was due largely to the increased maintenance cost at the New York center after the expiration of the machine warranty period.  Selling, general and administrative expense (SG&A) decreased 3% to $947,000 in 2010 from $979,000 in the previous year.  This decrease in SG&A resulted from lower insurance costs and professional fees realized in 2011.  Interest expense decreased 51% to $177,000 in 2011 from $359,000 in 2010.  This decrease was due to the payoff of the Kansas City lease in March 2011 in connection with the sale and transfer of the gamma knife equipment and operations at the Kansas City center.  The Company reported net income of $29,000 in 2011, which compares to net income of $469,000 in the prior year.  This large decrease was due to the fact that the Company recognized revenue of $459,000 in 2011 due to the settlement with RMC.  In addition, the Company’s performance benefitted from an increase in patient revenue at the New York center.

2010 Compared to 2009

Patient revenue increased 30% to $1,916,000 in 2010 as compared to $1,472,000 in 2009.  This increase in patient revenue was largely due to increased volume at the New York center following the reopening of the center with the new PERFEXION gamma knife.  This newer technology allowed for an increase in the number of procedures performed at the Company’s New York center during all of 2010, as compared to 2009, the year in which the new equipment was installed.  Revenue was also higher due to the higher reimbursement per procedure negotiated in connection with the extension of the contract with NYU.

Patient expenses increased 47% to $603,000 in 2010 from $411,000 in 2009.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2010 over 2009 was due largely to increased depreciation costs and a new maintenance contract following the installation of the new equipment at the New York center in April 2009.  SG&A increased 12% to $979,000 in 2010 from $878,000 in the previous year.  This increase in SG&A resulted principally from increased marketing efforts at the New York center.  Interest expense increased 23% to $359,000 in 2010 from $291,000 in 2009.  This increase was due to the significant increase in capital lease obligations resulting from the financing of the new gamma knife at the Company’s New York center.  These expenses are expected to remain at this higher level, at least until the termination of the lease arrangement at the Kansas City center.  The Company reported net income of $469,000 in 2010, which compares to net income of $72,000 in the prior year.  This improvement was due primarily to the fact that the Company recognized revenue of $459,000 in 2010 due to the settlement with RMC.  In addition, the Company’s performance benefitted from an increase in patient revenue at the New York center, which was only partially offset by the new capital lease obligations at that location.

Liquidity and capital resources

At December 31, 2011 the Company had working capital of $795,000 as compared to $594,000 at December 31, 2010  Cash and cash equivalents at December 31, 2011 were $830,000 as compared to $820,000 at December 31, 2010.

Net cash provided by operating activities was $648,000 in 2011 as compared with $1,288,000 for 2010.  Operating income for 2010 included $459,000 of revenue due to the settlement with RMC.  Depreciation and amortization was $661,000 in 2011 as compared to $906,000 in 2010.

Net cash provided by investing activities for the year ended 2011 was $77,000, as a result of amounts received in connection with the disposition of the Kansas City gamma knife center, offset by investments made by the Company in Florida Oncology Partners, LLC and Neuro Partners LLC.  Net cash used in investment activities in 2010 was $240,000, all of which related to investments in Florida Oncology Partners, LLC and Neuro Partners LLC.

For the year ended December 31, 2011, net cash used in financing activities was $715,000 as compared to $901,000 in 2010.  This decrease resulted from a decrease in the repayment of obligations under the terms of our gamma knife financing arrangements.

Off-balance sheet arrangements

None

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

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

Investments in unconsolidated entities

The Company accounts for its investment in unconsolidated entities by the equity method.  The Company records its share of such earnings (loss) in the consolidated statement of operations as “Income (loss) from investment in unconsolidated entities”.  The carrying value of the Company’s investment in unconsolidated entities is recorded in the consolidated balance sheets.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

Not required for smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation (including an evaluation of the updated procedures described above) the Company’s President concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management has identified the following material weakness as of December 31, 2011: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements.  Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for discontinued operations.  This material weakness resulted in a financial statement misstatement being made and going uncorrected until brought to management’s attention during the review of the quarterly financial information for the period ended September 30, 2011 by the Company’s registered independent public accounting firm.  Since that time, management has considered other aspects of the Company’s internal control over financial reporting and the possible impact of the accuracy and reliability of its financial statements generally.  Management is continuing to review its controls and procedures that resulted in the failures in the previous reporting period and which could result in other issues in financial reporting and is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	67	President & Chairman of the Board

William F. Leimkuhler	60	Director

Charles H. Merriman, III	77	Director

Susan Greenwald	66	Vice President and Secretary

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

William F. Leimkuhler has served as director of USN since May 1999.  He currently serves as Lead Director of USN’s Board of Directors.  He also served as a director of GHS since its inception in 1984 through November 1999.  Mr. Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999.  He also acts as a consultant on corporate and business development matters to several emerging growth companies.  From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Argan, Inc.

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2011, the Board of Directors held two meetings, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2011, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2011, 2010, and 2009, for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2011	$300,000
President & Chairman	2010	$300,000
of the Board	2009	$300,000

Director Compensation

During 2011, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  The Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Employment Agreements

The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2012, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2)	1,140,246	14.6%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,367,734	30.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,578,489	20.2%
711 Fifth Avenue
New York, NY 10022

All Directors and officers of USN	1,370,918	17.6%
as a group (2) (four persons)
___________________

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.	.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2011, 2010 and 2009, the Company paid $62,000, $60,750 and $60,000, respectively, for Audit Fees to Dixon Hughes Goodman LLP.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2011, 2010 and 2009, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2011, 2010 and 2009, the Company paid $13,000, $29,727 and $11,000 for Tax Fees to Dixon Hughes Goodman, LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2011, 2010 and 2009, the Company did not pay or accrue any amounts for these services.

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

(a)           (1) Financial Statements and Financial Statement Schedules.  The following are filed as part of this report:

(2) Financial Statement Schedules.  All financial statement schedules as required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto

(b)           Exhibits:

3.1
Form of Amended and Restated Certificate of Incorporation of U.S. NeuroSurgical, Inc. (“USN”) (incorporated herein by reference to Exhibit 3.1 to our Form 10 Registration Statement as filed July 1, 1999)

3.2	Form of Amended and Restated Bylaws of USN (incorporated herein by reference to Exhibit 3.2 to our Form 10 Registration Statement as filed July 1, 1999)
4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)
10.1	Distribution Agreement dated May 27, 1999 between GHS, Inc. (“GHS”) and USN (incorporated herein by reference to Exhibit 10.1 to our Form 10 Registration Statement as filed July 1, 1999)
10.2	Tax Matters Agreement dated May 27, 1999 between GHS and USN (incorporated herein by reference to Exhibit 10.2 to our Form 10 Registration Statement as filed July 1, 1999)
10.3	Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (incorporated herein by reference to Exhibit 10.3 to our Form 10 Registration Statement as filed July 1, 1999)
10.4	Employment Agreement dated December 14, 1984 between USN and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of GHS’s Registration Statement No. 33-4532-W on form S-18)

10.5	Agreement dated December 29, 1993 between USN and Elekta Instruments, Inc. (incorporated by reference to 10o to GHS’s 1994 Annual Report on Form 10-K)
10.6	Agreement dated August 1, 1996 between USN and DVI, Inc. (incorporated by reference 10j to GHS’s 1997 Annual Report on form 10-K)
10.7
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
___________
*  Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. NeuroSurgical, Inc.
(Registrant)

By:	/s/ Alan Gold
Alan Gold
President & Chairman of the Board and Principal Financial Officer

Dated:	March 30, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

March 30, 2012	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 30, 2012	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010,  and the results of their operations and their cash flows for each of the three years ended in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Company was not required to have, nor were we engaged to perform, an examination of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, included in Management’s Report on Internal Control over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and accordingly, we do not express an opinion thereon.

Dixon Hughes Goodman LLP
March 30, 2012

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$830,000	$820,000
Accounts receivable (net of allowance for doubtful accounts of $0 in 2011 and $36,000 in 2010)	313,000	421,000
Due from related parties	208,000	70,000
Other current assets	7,000	19,000
Total current assets	1,358,000	1,330,000
Investment in unconsolidated entities	471,000	200,000

Gamma knife (net of accumulated depreciation of $1,372,000 in 2011 and $2,937,000 in 2010)	2,221,000	2,980,000
Leasehold improvements (net of accumulated amortization of $134,000 in 2011 and $807,000 in 2010)	115,000	251,000

	2,336,000	3,231,000

Cash held in escrow	-	51,000

	$4,165,000	$4,812,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$24,000	$113,000
Obligations under capital lease and loans payable- current portion	539,000	623,000

Total current liabilities	563,000	736,000

Asset retirement obligations	100,000	200,000
Obligations under capital lease and loans payable-net of current portion	2,163,000	2,568,000

Total liabilities	2,826,000	3,504,000

Commitments, litigation and other matters

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,0000 shares authorized; 7,797,185 and 7,747,185, shares issued and outstanding at December 31, 2011and 2010 respectively	78,000	77,000
Additional paid-in capital	3,100,000	3,099,000
Accumulated deficit	(1,839,000)	(1,868,000)
	1,339,000	1,308,000

	$4,165,000	$4,812,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009

Revenue (Notes C and D)	$2,060,000	$1,916,000	$1,472,000

Costs and expenses:
Patient expenses	884,000	603,000	411,000
Selling, general and administrative	947,000	979,000	878,000
	1,831,000	1,582,000	1,289,000
Income from operations	229,000	334,000	183,000

Interest expense	(177,000)	(359,000)	(291,000)
Interest income	12,000	5,000	5,000
Income (loss) from investment in unconsolidated entities	26,000	(40,000)	-

Income (loss) from continuing operations	90,000	(60,000)	(103,000)

Discontinued operations
Impairment loss	(89,000)	-	-
Gain from operations of
Kansas City Gamma Knife Center	28,000	70,000	175,000
Revenue from litigation activity	-	459,000	-
	(61,000)	529,000	175,000

Income before income taxes	29,000	469,000	72,000

Provision for income tax expense	-	-	-

Net Income	$29,000	$469,000	$72,000

Basic and diluted net income per share	$0.00	$0.06	$0.01

Net income (loss) per common share from continuing operations - basic and diluted	$0.01	$(0.01)	$(0.01)

Net income (loss) per common share from discontinued operations - basic and diluted	$(0.01)	$0.07	$0.02

Weighted average common shares outstanding	7,751,432	7,747,185	7,747,185

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - December 31, 2008	7,697,185	$77,000	$3,097,000	$(2,409,000)	$765,000

Issuance of common stock as compensation	50,000	-	2,000	-	2,000
Net income for the year ended December 31, 2009	-	-	-	72,000	72,000
Balance - December 31, 2009	7,747,185	$77,000	$3,099,000	$(2,337,000)	$839,000

Net income for the year ended
December 31, 2010	-	-	-	469,000	469,000
Balance - December 31, 2010	7,747,185	$77,000	$3,099,000	$(1,868,000)	$1,308,000

Issuance of common stock as compensation	50,000	1,000	1,000		2,000
Net income for the year ended December 31, 2011	-	-	-	29,000	29,000
Balance - December 31, 2011	7,797,185	$78,000	$3,100,000	$(1,839,000)	$1,339,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$29,000	$469,000	$72,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661,000	906,000	780,000
(Income) loss from investment in unconsolidated entites	(26,000)	40,000	-
Stock based compensation expense	2,000	-	2,000
Interest expense paid through a capital lease obligation	-	-	96,000
Impairment loss on discontinued operations	89,000	-	-
Changes in:
Accounts receivable	108,000	(141,000)	(232,000)
Other current assets	12,000	(32,000)	(14,000)
Due from related parties	(138,000)	-	-
Accounts payable and accrued expenses	(89,000)	46,000	11,000
Net cash provided by operating activities	648,000	1,288,000	715,000

Cash flows from investing activities:
Investment in unconsolidated entities	(245,000)	(240,000)	-
Cash from settlement of Gamma Knife equipment at Kansas City center	322,000	-	-
Net cash provided by (used in) investing activities	77,000	(240,000)	-

Cash flows from financing activities:
Repayment of capital lease and loan obligations	(766,000)	(902,000)	(647,000)
Decrease in cash held in escrow	51,000	1,000	-
Net cash used in financing activities	(715,000)	(901,000)	(647,000)

Net change in cash and cash equivalents	10,000	147,000	68,000
Cash and cash equivalents - beginning of year	820,000	673,000	605,000
Cash and cash equivalents - end of year	$830,000	$820,000	$673,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$177,000	$401,000	$279,000

Supplemental disclosures of noncash investing and financing activities:
Leashold improvements financed by a capital lease	$-	$151,000	$-
Equipment acquired through a capital lease	$277,000	$-	$3,315,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note A – Organization and Business

U.S. NeuroSurgical, Inc. (“USN” or the “Company”), a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN currently owns one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to open additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN owns the gamma knife units, and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc.(“USNC”), to carry investments in Corona Gamma Knife, LLC and Neuro Partners, LLC.  Those investments were formed to develop and manage a gamma knife center at San Antonio Community Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers will utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners in partnership with local physicians and other investors.  USNC owns a 20% interest in the venture.  The center is located in Miami and opened in the second quarter of 2011.   (See Note C[2])

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which one of the Company’s gamma knife centers was located.  The Company sold to RMC the Leksell Gamma Knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City center for an aggregate purchase price of $250,000.  (See Note D)

In 2011, the Company formed Boca Oncology Partners, in partnership with local physicians and other investors.  USNC owns a 22.5% interest in the venture. The center will be located in Boca Raton, Florida, and is scheduled to open in the third quarter of 2012. (See Note C[3])

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation

The consolidated financial statements include the accounts of USN and its wholly-owned subsidiaries, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[3]	Investments in unconsolidated entities:

The Company accounts for its investment in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investment in unconsolidated entities”. The carrying value of the Company’s investment in unconsolidated entities is recorded in the Consolidated Balance Sheets.

[4]	Revenue recognition:

Patient revenue is recognized when the gamma knife procedure is rendered.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knives are being depreciated on the straight-line method over an estimated useful life of seven years.  The related costs incurred to reload the cobalt are being amortized on a straight-line method over an estimated useful life of five years.  Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2011, 2010, and 2009, was $637,000, $829,000, and $727,000, respectively. Amortization expense for 2011, 2010, and 2009, was $24,000, $77,000, and $53,000, respectively

[7]	Capital leases:

Capital lease obligations are amortized ratably over the original term of the lease agreement, beginning with the earlier of the date the leased assets are placed in service or the effective date of the lease as defined in the lease agreement.

[8]	Income taxes:

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

[9]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2011, 2010, and 2009, and therefore, no potential dilution for the periods presented.

[10]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2011, 2010, and 2009.

[11]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses. During 2011, the Company released $36,000 of allowance for doubtful accounts related to receivables that had been collected.  The Company considers all accounts receivable to be collectible at December 31, 2011.

[12]	Estimates and assumptions:

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[13]	Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2011 and 2010 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2011 and 2010.

[14]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. The uninsured portion of cash balances held in one bank totals $322,000 and $490,000 at December 31, 2011 and 2010, respectively.  Accounts receivable consist primarily of amounts due from the medical centers. Historically, credit losses on accounts receivable have not been significant.

[15]	Asset retirement obligations:

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated fair value of such liabilities.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

[16]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

[17]	Recently Issued Accounting Standards:

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note C - Investment in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company participates in the ownership and operation of the center through USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from Neuro Partners LLC, which holds the gamma knife equipment. In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of Neuro Partners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during  2011 to accommodate a member who desired to transfer his interest.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

Because the Company’s interest in Neuro Partners LLC may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to Neuro Partners LLC is presented:

Neuro Partners LLC Condensed Income Statement Information

	Year Ended December 31,
	2011	2010	2009

Net sales	$888,000	$828,000	$828,000

Net income	$(76,000)	$(346,000)	$(112,000)

USNC's equity in loss of Neuro Partners LLC	$(15,000)	$(69,000)	$(22,000)

Neuro Partners LLC Condensed Balance Sheet Information

	December 31,
	2011	2010

Current assets	$482,000	$344,000

Noncurrent assets	$2,603,000	$3,532,000

Total assets	$3,085,000	$3,876,000

Current liabilities	$22,000	$95,000

Noncurrent liabilities	$3,144,000	$3,948,000

Equity	$(81,000)	$(167,000)

Total liabilities and equity	$3,085,000	$3,876,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners(“FOP”), consisting of Florida Oncology Partners, LLC and Florida Oncology Partners RE, LLC, which operates a cancer center located in West Kendall, Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC owns a 20% interest in FOP and invested $200,000. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. The Company’s recorded investment in FOP is $270,000 at December 31, 2011.

The Company entered into a note receivable with FOP for working capital purposes, for $200,000 in August 2011, bearing interest at 10% per annum and due in August 2012. The note receivable and accrued interest total $208,000 at December 31, 2011. These amounts are included in due from related parties. The Company’s maximum exposure to loss is the amount invested in FOP and the amount of note receivable and accrued interest totaling $478,000. Due to the outstanding loan, FOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of FOP since it does not have the power to direct the activities that most significantly impact its economic performance, certain disclosures are required rather than consolidation.

During 2011, Florida Oncology Partners, LLC entered into a capital lease with Key Bank. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.

Because the Company’s interest in Florida Oncology Partners, LLC may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to Florida Oncology Partners, LLC is presented:

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Florida Oncology Partners LLC Condensed Income Statement Information

	Year Ended December 31,
	2011	2010

Net sales	$2,005,000	$-

Net income (loss)	$534,000	$(118,000)

USNC's equity in income of Florida Oncology Partners LLC	$107,000	$(24,000)

Florida Oncology Partners LLC Condensed Balance Sheet Information

	December 31,
	2011	2010

Current assets	$1,297,000	$229,000

Noncurrent assets	$5,467,000	$154,000
Total assets	$6,764,000	$383,000

Current liabilities	$905,000	$-

Noncurrent liabilities	$4,944,000	$-

Equity	$915,000	$383,000
Total liabilities and equity	$6,764,000	$383,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USN Corona, Inc. invested $225,000 initially and will have a 22.5% interest in BOP and BOPRE.  The remaining 77.5% will be owned by other outside investors. The Company currently expects the cancer center in Boca Raton to open in the third quarter of 2012.

Note D - – Sale of Kansas City Gamma Knife Center and Focus on Continuing Businesses

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which the Company’s gamma knife center is located.

[1]	Sale of Gamma Knife Equipment at Kansas City Center

The Company sold to RMC the Leksell gamma knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City center for an aggregate purchase price of $250,000.  RMC has also indicated its intention to employ the physicist who, up to the time of the sale, operated the gamma knife equipment on the Company’s behalf.  The Company will, upon request of RMC and at RMC’s cost and expense, assist RMC in replenishing the gamma knife equipment’s radioactive cobalt-60 as is necessary for the proper operation of the gamma knife.

[2]	Termination of Arrangements with RMC and Settlement of Outstanding Claims

In connection with the sale of the gamma knife equipment described above, the Company and RMC entered into an agreement terminating the Gamma Knife Neuroradiosurgery Equipment Agreement and the Ground Lease Agreement, each originally entered into between the parties in 1993, and concluded all arrangements between the parties relating to the operation of the gamma knife center and the lease of the premises.  Immediately preceding the termination of these agreements, the Company and RMC satisfied all outstanding obligations between the parties, including the release of cash held in escrow, resulting in a net payment of approximately $385,000, including payments of net settlement proceeds of $72,000 for prior year disputed revenues and outstanding accounts receivable of $313,000, to the Company.  In connection with the agreement, the parties also entered into a mutual release respecting all other outstanding claims and disputes between them relating to the Kansas City center.

The Company agreed with RMC that through September 2015, it will not participate in gamma knife operations in the states of Missouri, Kansas, Nebraska, Iowa and Arkansas.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Effect of Discontinued Kansas City Operations

The major classes of the assets and liabilities included as part of the disposal group are as follow:

December 31, 2010
Assets
Gamma Knife (net of accumulated depreciation of $2,136,000)	$464,000
Leasehold improvements (net of accumulated amorti-zation of $658,000)	150,000

$614,000

Liabilities
Asset retirement obligations	$100,000

The amounts of revenue and pretax profit or loss reported in discontinued operations are as follow:

	Year Ended December 31,
	2011	2010	2009

Revenue from operations	$184,000	$641,000	$789,000

Pretax profit (loss)	(61,000)	529,000	175,000

Included in the pretax loss for the year ended December 31, 2011 is an impairment recorded on the gamma knife for the Kansas City center totaling $161,000.  This impairment loss is being offset by $72,000, for a net impairment loss of $89,000, received by the Company attributed to revenues from prior years which had been disputed by RMC, and, as such, never recorded by the Company due to the uncertainty of collection.

Note E - Agreement With New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The equipment agreement, among other matters, requires USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU pays USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $2,029,000, $1,907,000 and $1,464,000, for 2011, 2010 and 2009, respectively.

In 2004, the NYU agreement was extended through March 2009.  In 2008, the NYU agreement was extended for an additional 12 years through March 2021.  To secure this extension, USN agreed to install a new gamma knife PERFEXION model.  The new equipment and certain space improvements, costing approximately $3,742,000 in total, was financed through a seven-year lease arrangement.  The amendment provides for a payment to USN of a flat fee for each patient procedure performed.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note F - Obligation Under Capital Lease and Loans Payable

In March 2009 the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital.  The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, is approximately $3,742,000 in total. The monthly payment is $63,000 per month, at an implicit interest rate of approximately 11%.

The obligations under the capital leases and loans payable are as follows:

	December 31,
	2011	2010

Capital leases - Gamma Knife	$2,702,000	$3,191,000

Less current portion	(539,000)	(623,000)

	$2,163,000	$2,568,000

The following is an analysis of the leased assets included in property and equipment:

	2011	2010

Capitalized costs	$3,742,000	$6,067,000
Less - accumulated depreciation	(1,405,000)	(2,985,000)

Capitalized lease equipment and improvements- reported as property and equipment - net	$2,337,000	$3,082,000

Future payments as of December 31, 2011 on the equipment leases and loans are as follows:

Year Ending December 31,

2012	$758,000
2013	758,000
2014	758,000
2015	758,000
2016	229,000
3,261,000
Less interest	(559,000)
Present value of net minimum obligation	$2,702,000

Note G – Asset Retirement Obligations

During 2003, the Company recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of Gamma Knives and disposal of regulated materials and the restoration of facilities at NYU and RMC.  However, during 2011, when the Company sold the equipment at RMC, the asset retirement obligation was reduced to $100,000.  Such liabilities have been measured using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the gamma knives.  The Company is amortizing such costs over the lives of the respective useful lives from inception.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

	2011	2010

Asset retirement obligations, beginning of year	$200,000	$200,000
Liabilities settled during the year	(100,000)	-

Asset retirement of obligations, end of the year	$100,000	$200,000

No change in the estimate for asset retirement obligations was necessary in conjunction with the 2009 gamma knife replacements.

Note H - Stock Based Compensation

During 2009, and again in 2011, the Company awarded 50,000 shares of its common stock to an employee as additional compensation.  The fair value of each award was determined by management to be approximately $2,000.  Compensation expense of $2,000 (common stock of $1,000 and additional paid in capital of $1,000) was recorded by the Company to account for this transaction in 2009 and 2011.

Note I - Concentrations

For the last nine months of the year ended December 31, 2011, the Company derived all of its patient revenue from NYU.  NYU also represented 100% of the accounts receivable balance at December 31, 2011.

For the first three months of 2011, and the years ended December 2010 and 2009, the Company derived all of its patient revenue from NYU and RMC. NYU and RMC also accounted for 100% of the accounts receivable at December 31, 2010 and 2009.

Note J - Taxes

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2011	2010	2009

Income tax at the federal statutory rate	$7,000	$173,000	$25,000
State income tax, net of federal taxes	1,000	17,000	4,000
Other	18,000	(30,000)	(16,000)
Change in valuation allowance	(26,000)	(160,000)	(13,000)

Income tax provision (benefit)	$-	$-	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net operating loss	$578,000	$634,000

Deferred tax liability:
Excess of book depreciation over tax depreciation	(406,000)	(406,000)
Net effect of the conversion from accrual basis of accounting
to cash basis accounting for tax purposes primarily related	-	-
to accounts receivable, prepaid expenses, and accounts payable	(116,000)	(146,000)
	(522,000)	(552,000)
Valuation allowance	(56,000)	(82,000)
Net deferred tax asset	$(578,000)	$(634,000)

A full valuation allowance has been provided at December 31, 2011 and 2010, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized because certain loss carryforwards will not be utilized prior to expiration. The components of the valuation allowance are as follows:

	Beginning Balance	Additions	Deductions	Ending Balance

December 31, 2011	$82,000	$-	$(26,000)	$56,000
December 31, 2010	$242,000	$-	$160,000	$82,000

On December 31, 2011, the Company had loss carryforwards of $1,697,690, which may be offset against future taxable income. If not used, the carryforwards will expire as follows:

2025	37,730
2026	401,734
2027	76,326
2028	497
2029	1,134,377
2030	47,026
$1,697,690

The Company adopted the accounting provisions for Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  It provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on tax return. The Company had no uncertain material tax positions at December 31, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2008.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note K – Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease expiring March 2013.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2011, the annual future minimum rental payments under the operating lease and the ground lease referred to in Note D(2) are as follows:

Year Ending December 31,

2012	$47,000
2013	12,000
$59,000

Rent expense was approximately $47,000, $48,000 and $36,000, and for 2011, 2010, and 2009, respectively.

[2]	Gamma Knives:

In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, was financed through a seven-year lease arrangement.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

[3]	Maintenance Contract:

In September of 2010 the Company entered into a maintenance agreement with Elekta, the supplier of the gamma knife PERFEXION model, for 5 years. The monthly payment for this maintenance agreement is $20,000.

[4]	Guarantee of Lease Obligation:

USNC is a 20% guarantor on Neuro Partners, LLC’s $3.5 million seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the San Antonio Community Hospital in Upland, California, where the equipment is located.  In 2014, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.

[5]	Product liability:

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

Note L - Employees' 401(k) and IRA Plans

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made a discretionary matching IRA contribution for 2011 and 2010 of $9,000 and $14,000 respectively.

Note M - Related Party Transactions

The Company and its President are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.  The President's compensation for 2011, 2010 and 2009, was $300,000 each year.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note N – Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited 2009, 2010 and 2011 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenue from continuing operations	$496	$548	$503	$513
Income (loss) from operations	56	173	(29)	29
Income (loss) from discontinued operations	(61)	-	-	-
Net income (loss)	(74)	106	(131)	128
Basic and diluted income (loss) per common share	(0.01)	0.01	(0.02)	0.02

2010
Revenue from continuing operations	$389	$472	$548	$507
Income from operations	26	101	73	134
Income (loss) from discontinued operations	(4)	381	73	79
Net income (loss)	(67)	395	55	86
Basic and diluted income (loss) per common share	(0.01)	0.05	0.01	0.01

2009
Revenue from continuing operations	$166	$467	$441	$398
Income (loss) from operations	(38)	131	93	(3)
Income (loss) from discontinued operations	29	71	64	11
Net income (loss)	(33)	86	40	(21)
Basic and diluted income (loss) per common share	0.00	0.01	0.01	0.00

Note O – Subsequent Events

Early in the first quarter of 2012, BOPRE sold 15% of its interest in Boca West IMP, LLC. As a result of the transactions, USNC’s interest in BOPRE was reduced to 19%. The proceeds to USNC were $27,500.

Also during the first quarter of 2012 BOP sold a 50% interest to new investors. As a result, USNC’s interest in BOP was reduced to 11.25%. The proceeds to USNC were $56,250.