Form 10-Q
period 2012-03-31
US NEUROSURGICAL INC
filed 2012-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 11, 2012 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.  Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$1,043,000	$830,000
Accounts receivable	202,000	313,000
Due from related parties - current portion	298,000	208,000
Other current assets	19,000	7,000
Total current assets	$1,562,000	$1,358,000

Investment in unconsolidated entities	$324,000	$471,000
Due from related parties - net of current portion	70,000	-

Gamma Knife (net of accumulated depreciation of $1,489,000 in 2012 and $1,372,000 in 2011)	2,103,000	2,221,000
Leasehold improvements (net of accumulated amortization of $145,000 in 2012 and $134,000 in 2011)	105,000	115,000

Total property and equipment	$2,208,000	$2,336,000

TOTAL	$4,164,000	$4,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$92,000	$24,000
Obligations under capital lease - current portion	554,000	539,000
Total current liabilities	646,000	563,000

Obligations under capital lease - net of current portion	2,017,000	2,163,000
Asset retirement obligations	100,000	100,000
Total liabilities	2,763,000	2,826,000

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,777,000)	(1,839,000)
Total stockholders’ equity	$1,401,000	$1,339,000

TOTAL	$4,164,000	$4,165,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Patient revenue	$595,000	$496,000

Expenses:
Patient expenses	206,000	179,000
Selling, general and administrative	278,000	262,000

Total	484,000	441,000

Operating income	111,000	55,000

Interest expense	(59,000)	(69,000)
Gain from sales of investments in unconsolidated entites	24,000	-
Loss from investment in unconsolidated entities - net	(21,000)	-
Interest income	7,000	-

Income (loss) from continuing operations	62,000	(14,000)

Discontinued operations:
Loss from operations of Kansas City Gamma Knife Center	-	(60,000)

Net income (loss)	$62,000	$(74,000)

Basic and diluted income (loss) per share	$0.01	$(0.01)

Net income (loss) per common share from continuing operations - basic and diluted	$0.01	$(0.00)

Net income (loss) per common share from discontinued operations - basic and diluted	$-	$(0.01)

Weighted average shares outstanding	7,797,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$62,000	$(74,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,000	323,000
Gain from sales of member interest in investment in unconsolidated entities	(24,000)	-
Loss from investment in unconsolidated entities	37,000	-
Loss on impairment of Gamma Knife equipment at Kansas City center	-	89,000
Changes in:
Accounts receivable	111,000	(73,000)
Other current assets	(12,000)	(63,000)
Due from related parties	(26,000)	-
Accounts payable and accrued expenses	68,000	(54,000)

Net cash provided by operating activities	344,000	148,000

Cash flows from financing activities:
Repayment of capital lease obligations	(131,000)	(393,000)

Net change in cash and cash equivalents	$213,000	$(245,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	830,000	820,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,043,000	$575,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$59,000	$84,000

Supplemental disclosure of noncash investing and financing activities
Leasehold improvements financed by a capital lease	$-	$277,000
Distribution from unconsolidated entities included in due from related parties	$50,000	$-
Sales proceeds from sale of member interests in unconsolidated entities included in due from related parties	$112,000	$-
Investment in unconsolidated entities included in due from related parties	$28,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at March 31, 2012, and for the three months ended March 31, 2012 and 2011, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Effect of Discontinued Kansas City Operations

The amounts of revenue and pretax loss reported in discontinued operations for the three months ended March 31, 2011 is as follow:

Three months ended
March 31,
2011

Revenue from operations	$183,000

Pretax loss	(57,000)

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

USNC is a 20% owner of Neuro Partners LLC.  USNC also owned initially 27% of CGK, and increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.  Subsequently, in the first quarter of 2012, USNC sold a portion of its ownership to a new member, resulting in a decrease in its ownership to 39%.

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

Because the Company’s interest in Neuro Partners LLC may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to Neuro Partners LLC is presented:

Neuro Partners LLC Condensed Income Statement Information

	Three Months Ended
	March 31,
	2012	2011

Net sales	$222,000	$207,000

Net income (loss)	$24,000	$(13,000)

USNC's equity in loss of Neuro Partners LLC	$5,000	$(3,000)

Neuro Partners LLC Condensed Balance Sheet Information

	March 31,	December 31,
	2012	2011

Current assets	$462,000	$482,000

Noncurrent assets	2,748,000	2,603,000

Total assets	$3,210,000	$3,085,000

Current liabilities	$558,000	$22,000

Noncurrent liabilities	2,783,000	3,144,000

Equity	(131,000)	(81,000)

Total liabilities and equity	$3,210,000	$3,085,000

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

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, consisting of, Florida Oncology Partners, LLC (“FOP”), and Florida Oncology Partners RE, LLC, (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall, Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner.  USNC owns a 20% interest in Florida Oncology Partners and invested $200,000.  The remaining 80% is owned by other outside investors.  The center opened and treated its first patient in May 2011.  The Company's recorded investment in Florida Oncology Partners is $202,000 at March 31, 2012, consisting of a $116,000 investment in FOP and a $86,000 investment in FOPRE.

The Company entered into a note receivable with FOP for working capital purposes, for $200,000 in August 2011, bearing interest at 10% per annum and due in August 2012. The note receivable and accrued interest total $208,000 at December 31, 2011 and $215,000 at March 31, 2102. These amounts are included in due from related parties. The Company’s maximum exposure to loss is the amount invested in FOP and the amount of note receivable and accrued interest totaling $331,000. Due to the outstanding loan, FOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of FOP since it does not have the power to direct the activities that most significantly impact its economic performance, certain disclosures are required rather than consolidation.

During 2011, FOP entered into a capital lease with Key Bank.  Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation of $5,804,000, at March 31, 2012, in the event of default.

Because the Company’s interest in FOP may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to FOP is presented:

Florida Oncology Partners LLC Condensed Income Statement Information

	Three Months Ended
	March 31,
	2012	2011

Net sales	$561,000	$-

Net loss	$(64,000)	$-

USNC's equity in loss of Florida Oncology Partners LLC	$(13,000)	$-

Florida Oncology Partners LLC Condensed Balance Sheet Information

	March 31,	December 31,
	2012	2011

Current assets	$1,278,000	$1,297,000

Noncurrent assets	5,252,000	5,467,000

Total assets	$6,530,000	$6,764,000

Current liabilities	$1,157,000	$905,000

Noncurrent liabilities	4,794,000	4,944,000

Equity	579,000	915,000

Total liabilities and equity	$6,530,000	$6,764,000

Note F – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer care center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially, giving it a 22.5% interest in BOP and BOPRE.  The remaining 77.5% was initially owned by other outside investors.  The Company currently expects the cancer center in Boca Raton to open in the third quarter of 2012.

During the first quarter of 2012, BOP sold a 50% interest to certain investors, reducing the ownership of USNC in BOP by 50% to a 11.25% interest.  The price paid for such interest was $250,000, of which USNC received approximately $46,000 after legal expenses.  In addition, during the first quarter of 2012, BOPRE purchased an additional 3.75% of Boca West IMP and simultaneously sold a 30% interest to a new investor.  The net proceeds from the sale of the new interest in BOPRE was $124,000 after legal expenses, of which $27,000 was received by USNC.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2011 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC, which resulted in the disposition of its assets and business at the Kansas City Gamma Knife center, as described in Note B to the unaudited condensed consolidated financial statements of the Company included in this report.  Previous Kansas City center operations are excluded from the presentation of results of continuing operations for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Patient revenue increased 20% to $595,000 in the quarter ended March 31, 2012 from $496,000 for the quarter ended March 31, 2011.  This increase was largely the result of the interruption of operations at the New York center during the first quarter of 2011 due to flooding caused by Hurricane Irene.  Patient expenses increased 15% to $206,000 for the first quarter of 2012 compared to $179,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the first quarter of 2012 was due to increased depreciation expense and increased maintenance on the Gamma Knife at the Company’s New York center.

Selling, general and administrative expense of $278,000 for the first quarter of 2012 was 6% higher than the $262,000 incurred during the comparable period in 2011.  The increase in SG&A expenses was partly due to additional costs in connection with the preparation of financial statements and SEC filings.

The Company incurred interest expense of $59,000 in the first quarter of 2012 as compared to interest expense of $69,000 for the same period a year ago – a 14% decrease.  This reduction was due to the normal amortization schedule of the capital lease at the New York center.

For the three months ended March 31, 2012, the Company reported income from continuing operations of $62,000 as compared to a net loss from continuing operations of $14,000 for the same period a year earlier.  For the first quarter of 2011, the Company also reported a loss of $60,000 from the discontinued operations at the Kansas City Gamma Knife center that was disposed of in April 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had working capital of $916,000 as compared to $795,000 at December 31, 2011.  Cash and cash equivalents at March 31, 2012 were $1,043,000 as compared with $830,000 at December 31, 2011.  This increase in cash resulted from net cash provided by operating activities, offset partially by the repayment of capital lease obligations during the period.

Net cash provided by operating activities for the three months ended March 31, 2012 was $344,000 as compared to the $148,000 that was provided in the same period a year earlier.  The prior period had a net loss of $74,000, compared to a current period net income of $62,000.  Depreciation and amortization was $128,000 for the three months ended March 31, 2012, as compared with $323,000 the first three months of 2011.

The Company paid $131,000 towards its capital lease obligations during the three months ended March 31, 2012 as compared to $393,000 in the same period a year ago.

With our current cash position, and continued collection on our accounts receivable, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Recent Operating Losses.  We have experienced operating losses in recent periods and may do so in the future.  With the increased obligations in connection with the capital lease financing established during 2009 for the new Gamma Knife at the New York center, the Company must now operate at a higher level of revenues to generate positive net income.

While the Company has taken steps to improve long term profitability, it is possible that the Company will experience material losses in future periods.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new Gamma Knife and other centers.  If the Company experiences losses again, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you that we will be able to raise such additional capital as and when required and on terms that will be acceptable.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2012: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for investments in unconsolidated entities and discontinued operations.  The Company is in the process of considering steps to rectify this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, management is in the process of developing plans to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

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

32.1         Certification of President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 15, 2012	By :	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant