Form 10-Q
period 2012-06-30
US NEUROSURGICAL INC
filed 2012-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 6, 2012 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$956,000	$830,000
Accounts receivable	378,000	313,000
Due from related parties	177,000	208,000
Other current assets	13,000	7,000
Total current assets	$1,524,000	$1,358,000

Investment in unconsolidated entities	$330,000	$471,000

Gamma Knife (net of accumulated depreciation of $1,613,000 in 2012 and $1,372,000 in 2011)	1,979,000	2,221,000
Leasehold improvements (net of accumulated amortization of $149,000 in 2012 and $134,000 in 2011)	101,000	115,000

Total property and equipment	2,080,000	2,336,000

TOTAL	$3,934,000	$4,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,000	$24,000
Obligations under capital lease - current portion	566,000	539,000
Total current liabilities	571,000	563,000

Obligations under capital lease - net of current portion	1,872,000	2,163,000
Asset retirement obligations	100,000	100,000
Total long term liabilities	1,972,000	2,263,000

Total liabilities	2,543,000	2,826,000

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,101,000	3,100,000
Accumulated deficit	(1,788,000)	(1,839,000)
Total stockholders’ equity	$1,391,000	$1,339,000

TOTAL	$3,934,000	$4,165,000

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2012	2011

Revenue:
Patient revenue	$469,000	$548,000

Expenses:
Patient expenses	220,000	149,000
Selling, general and administrative	210,000	226,000

Total	430,000	375,000

Operating income	39,000	173,000

Income from investment in unconsolidated entities	6,000	-
Interest expense	(57,000)	(67,000)
Interest income	1,000	-

Net income (loss)	$(11,000)	$106,000

Basic and diluted income per share	$(0.00)	$0.01

Weighted average shares outstanding	7,797,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2012	2011

Revenue:
Patient revenue	$1,064,000	$1,044,000

Expenses:
Patient expenses	426,000	327,000
Selling, general and administrative	488,000	488,000

Total	914,000	815,000

Operating income	150,000	229,000

Interest expense	(116,000)	(136,000)
Gain from sales of investments in unconsolidated entities	24,000	-
Loss from invesment in unconsolidated entities	(15,000)	-
Interest income	8,000	-

Income from continuing operations	51,000	93,000

Discontinued operations
Impairment loss	-	(89,000)
Gain from operations	-	28,000
	-	(61,000)

Net income	$51,000	$32,000

Net income per common share from continuing operations – basic and diluted	$0.01	$0.01

Net income per common share from discontinued operations – basic and diluted	$-	$(0.01)

Net income (loss) per share - basic and diluted	$0.01	$-

Weighted average shares outstanding	7,797,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$51,000	$32,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,000	405,000
Gain from sales of member interest in investments in unconsolidated entities	(24,000)	-
Loss from investment in unconsolidated entities	31,000	-
Changes in:
Loss on impairment of Gamma Knife equipment at Kansas City center	-	89,000
Changes in:
Accounts receivable	(65,000)	202,000
Due from related parties	166,000	(40,000)
Other current assets	(6,000)	(62,000)
Accounts payable and accrued expenses	(19,000)	(31,000)
Net cash provided by operating activities	390,000	595,000

Cash flows from investing activities:
Investment in unconsolidated entities	-	(233,000)
Cash from settlement of Gamma Knife equipment at Kansas City center	-	322,000
Net cash used in investing activities	-	89,000

Cash flows from financing activities:
Repayment of capital lease obligations	(264,000)	(519,000)
Decrease of cash held in escrow	-	51,000
Net cash used in financing activities	(264,000)	(468,000)

Net change in cash and cash equivalents	$126,000	$216,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$830,000	$820,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$956,000	$1,036,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$116,000	$136,000

Supplemental disclosure of noncash investing and financing activities
Leasehold improvements financed by a capital lease	$-	$277,000
Distribution from unconsolidated entities included in due from related parties	$50,000	$-
Sales proceeds from sale of member interest in unconsolidated entities included in due from related parties	$112,000	$-
Investment in unconsolidated entites included in due from related parties	$28,000	$-

The accompanying notes to financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years..

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

Effect of Discontinued Kansas City Operations

The amounts of revenue and pretax or loss reported in discontinued operations for the six months ended June 30, 2011 are as follow:

Revenue from operations	$184,000

Pretax loss	(61,000)

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

Neuro Partners LLC. Condensed Income Statement Information
	Six Months Ended
	June 30,
	2012	2011

Net sales	$444,000	$444,000

Net income (loss)	$(11,000)	$1,000

USNC's equity in loss of Neuro Partners LLC	$(2,000)	$-

	Three Months Ended
	June 30,
	2012	2011

Net sales	$222,000	$237,000

Net income (loss)	$(35,000)	$14,000

USNC's equity in loss of Neuro Partners LLC	$(7,000)	$3,000

Neuro Partners LLC Condensed Balance Sheet Information

	June 30,	December 31,
	2012	2011

Current assets	$445,000	$482,000

Noncurrent assets	2,579,000	2,603,000

Total assets	$3,024,000	$3,085,000

Current liabilities	$591,000	$22,000

Noncurrent liabilities	2,599,000	3,144,000

Equity	(166,000)	(81,000)

Total liabilities and equity	$3,024,000	$3,085,000

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

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, consisting of, Florida Oncology Partners, LLC (“FOP”), and Florida Oncology Partners RE, LLC, (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall, Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner.  USNC owns a 20% interest in Florida Oncology Partners and invested $200,000.  The remaining 80% is owned by other outside investors.  The center opened and treated its first patient in May 2011.  The Company's recorded investment in Florida Oncology Partners is $223,000 at June 30, 2012, consisting of a $155,000 investment in FOP and an $68,000 investment in FOPRE.

The Company entered into a note receivable with FOP for working capital purposes, for $200,000 in August 2011, bearing interest at 10% per annum and due in August 2012. The note receivable and accrued interest total $208,000 at December 31, 2011 and $215,000 at March 31, 2012.  This note (principal) was repaid in May 2012.

During 2011, FOP entered into a capital lease with Key Bank.  Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation of $5,332,278 at June 30, 2012 in the event of default.

Because the Company’s interest in FOP may be considered to be significant relative to its other assets and operations, the following summarized financial information with respect to FOP is presented:

Florida Oncology Partners LLC Condensed Income Statement Information

	Six Months Ended
	June 30,
	2012	2011

Net sales	$1,483,000	$156,000

Net income (loss)	$186,000	$(287,000)

USNC's equity in income (loss) of Florida Oncology Partners LLC	$37,000	$(57,000)

	Three Months Ended
	June 30,
	2012	2011

Net sales	$922,000	$156,000

Net income (loss)	$250,000	$(287,000)

USNC's equity in income (loss) of Florida Oncology Partners LLC	$50,000	$(57,000)

Florida Oncology Partners LLC Condensed Balance Sheet Information

	June 30,	December 31,
	2012	2011

Current assets	$973,000	$1,297,000

Noncurrent assets	5,296,000	5,467,000

Total assets	$6,269,000	$6,764,000

Current liabilities	$811,000	$905,000

Noncurrent liabilities	4,607,000	4,944,000

Equity	851,000	915,000

Total liabilities and equity	$6,269,000	$6,764,000

Note F – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), which expects to own and operate a cancer care center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, the owner of a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially, giving it a 22.5% interest in BOP and BOPRE.  The remaining 77.5% was initially owned by other outside investors.  The Company currently expects the cancer center in Boca Raton to open in the third quarter of 2012.

During the first quarter of 2012, BOP sold a 50% interest to certain investors, reducing the ownership of USNC in BOP by 50% to 11.25% interest.  The price paid for such interest was $250,000, of which USNC received approximately $46,000 after legal expenses.  In addition, during the first quarter of 2012, BOPRE purchased an additional 3.75% of Boca West IMP and simultaneously sold a 30% interest to a new investor.  The net proceeds from the sale of the new interest in BOPRE was $124,000 after legal expenses, of which $27,000 was received by USNC.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Patient revenue decreased 14% to $469,000 in the quarter ended June 30, 2012 from $548,000 for the quarter ended June 30, 2011.  This decrease was largely due to the large number of patients treated during second quarter of 2011 that were rescheduled from the first quarter as a result of flooding caused by Hurricane Irene in early 2011.  Patient expenses increased 48% to $220,000 for the second quarter of 2012 compared to $149,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the second quarter of 2012 was due to increased depreciation expense and increased maintenance on the Gamma Knife at the Company’s New York center.

Selling, general and administrative expense of $210,000 for the second quarter of 2012 was 7% lower than the $226,000 incurred during the comparable period in 2011.  The decrease in SG&A expenses was largely due to a decrease in travel expenses.

The Company incurred interest expense of $57,000 in the second quarter of 2012 as compared to interest expense of $67,000 for the same period a year ago – a 15% decrease.  This reduction was due to the normal amortization schedule of the capital lease at the New York center.

For the three months ended June 30, 2012, the Company reported a net loss of $11,000 as compared to profit of $106,000 for the same period a year earlier.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Patient revenue increased 2% to $1,064,000 in the six months ended June 30, 2012 from $1,044,000 for the six month ended June 30, 2011.  This increase was largely the result of an increase of patients at the NYU Center.  Patient expenses increased 30% to $426,000 for the first six months of 2012 compared to $327,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase in patient expenses for the first six months of 2012 was due to increased depreciation expense and increased maintenance on the Gamma Knife at the Company’s New York center.

Selling, general and administrative expense of $488,000 for the fisrt six months of 2012 was the same as the amount incurred during the comparable period in 2011.

The Company incurred interest expense of $116,000 in the first six months of 2012 as compared to interest expense of $136,000 for the same period a year ago – a 15% decrease.  This reduction was due to the normal amortization schedule of the capital lease at the New York center.

For the six months ended June 30, 2012, the Company reported income from continuing operations of $51,000 as compared to $93,000 for the same period a year earlier.

Liquidity and Capital Resources

At June 30, 2012, the Company had working capital of $953,000 as compared to $795,000 at December 31, 2011.  Cash and cash equivalents at June 30, 2012 were $956,000 as compared with $830,000 at December 31, 2011.  This increase in cash resulted from net cash provided by operating activities, offset partially by the repayment of capital lease obligations during the period.

Net cash provided by operating activities for the six  months ended June 30, 2012 was $390,000 as compared to the $595,000 that was provided in the same period a year earlier.  Depreciation and amortization was $256,000 for the six months ended June 30, 2012, as compared with $405,000 the same six months in 2011.

The Company paid $264,000 towards its capital lease obligations during the six months ended June 30, 2012 as compared to $519,000 in the same period a year ago.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2012: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for investments in unconsolidated entities and discontinued operations.  The Company is in the process of considering steps to rectify this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, management is in the process of developing plans to remediate the material weakness identified above.

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

101           Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant