Form 10-Q
period 2012-09-30
US NEUROSURGICAL INC
filed 2012-11-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 9, 2012 was 7,797,185.

Table of Contetns

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$945,000	$830,000
Accounts receivable	616,000	313,000
Due from related parties	203,000	208,000
Other current assets	23,000	7,000
Total current assets	1,787,000	1,358,000

Investment in unconsolidated entities	283,000	471,000

Gamma Knife (net of accumulated depreciation of $1,737,000 in 2012 and $1,372,000 in 2011)	1,855,000	2,221,000
Leasehold improvements (net of accumulated amortization of $152,000 in 2012 and $134,000 in 2011)	97,000	115,000

Total property and equipment	1,952,000	2,336,000

TOTAL	$4,022,000	$4,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$105,000	$24,000
Obligations under capital lease - current portion	576,000	539,000
Total current liabilities	681,000	563,000

Obligations under capital lease -net of current portion	1,726,000	2,163,000
Asset retirement obligations	100,000	100,000
Total long term liabilities	1,826,000	2,263,000

Total liabilities	2,507,000	2,826,000

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,101,000	3,100,000
Accumulated deficit	(1,664,000)	(1,839,000)
Total stockholders’ equity	1,515,000	1,339,000

TOTAL	$4,022,000	$4,165,000

The accompanying notes to financial statements are an integral part hereof.

Table of Contetns

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2012	2011

Revenue:
Patient revenue	$617,000	$503,000

Expenses:
Patient expenses	187,000	277,000
Selling, general and administrative	279,000	255,000

Total	466,000	532,000

Operating income	151,000	(29,000)

Gain (loss) from investments in unconsolidated entites	23,000	(32,000)
Interest expense	(53,000)	(70,000)
Interest income	4,000	-

Net income (loss)	$125,000	$(131,000)

Basic and diluted income (loss) per share	$0.02	$(0.02)

Weighted average shares outstanding	7,797,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

Table of Contetns

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2012	2011

Revenue:
Patient revenue	$1,681,000	$1,547,000

Expenses:
Patient expenses	613,000	604,000
Selling, general and administrative	767,000	743,000

Total	1,380,000	1,347,000

Operating income	301,000	200,000

Interest expense	(169,000)	(206,000)
Gain from sales of investments in unconsolidated entities	24,000	-
Gain (loss) from investments in unconsolidated entities - net	8,000	(32,000)
Interest income	12,000	-

Income from continuing operations	176,000	(38,000)

Discontinued operations
Impairment loss	-	(89,000)
Gain from operations	-	28,000
	-	(61,000)

Net income (loss)	$176,000	$(99,000)

Basic and diluted income (loss) per share	$0.02	$(0.01)

Net income per common share from continuing operations – basic and diluted	$0.02	$-

Net income (loss) per common share from discontinued operations – basic and diluted	$-	$(0.01)

Weighted average shares outstanding	7,797,185	7,747,185

The accompanying notes to financial statements are an integral part hereof.

Table of Contetns

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$176,000	$(99,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,000	533,000
Gain from sales of member interests in unconsolidated entities	(24,000)	-
Loss from investments in unconsolidated entities	8,000	32,000
Changes in:
Loss on impairment of Gamma Knife equipment at
Kansas City center	-	89,000
Changes in:
Accounts receivable	(303,000)	188,000
Due from related parties	89,000	(217,000)
Other current assets	(16,000)	(6,000)
Accounts payable and accrued expenses	81,000	(32,000)

Net cash provided by operating activities	395,000	488,000

Cash flows from investing activities:
Distributions from unconsolidated entities	120,000	-
Investments in unconsolidated entities	-	(225,000)
Cash from settlement of Gamma Knife equipment at Kansas City center	-	322,000
Net cash provided by investing activities	120,000	97,000

Cash flows from financing activities:
Repayment of capital lease obligations	(400,000)	(639,000)
Decrease of cash held in escrow	-	51,000

Net cash used in financing activities	(400,000)	(588,000)

Net change in cash and cash equivalents	$115,000	$(3,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$830,000	$820,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$945,000	$817,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$169,000	$209,000

Supplemental disclosure of noncash investing and financing activities Leasehold improvements financed by a capital lease	$-	$277,000
Sales proceeds from sale of member interests in unconsolidated entities included in due from related parties	$112,000	$-
Investment in unconsolidated entities included in due from related parties	$28,000	$-

The accompanying notes to financial statements are an integral part hereof.

Table of Contetns

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Sale of Kansas City Gamma Knife Center and Focus on Continuing Businesses

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owned the property and operates the medical facilities in Kansas City at which the Company’s Gamma Knife center was located.

Sale of Gamma Knife Equipment at Kansas City Center

The Company sold to RMC the Leksell Gamma Knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City Center for an aggregate purchase price of $250,000.  RMC also indicated its intention to employ the physicist who, up to the time of the sale, operated the Gamma Knife equipment on the Company’s behalf.  The Company will, upon request of RMC and at RMC’s cost and expense, assist RMC in replenishing the Gamma Knife equipment’s radioactive cobalt 60 as is necessary for the proper operation of the Gamma Knife.

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

Table of Contetns

The Company agreed with RMC that through September 2015, it will not participate in Gamma Knife operations in the states of Missouri, Kansas, Nebraska, Iowa and Arkansas.

Effect of Discontinued Kansas City Operations

The amounts of revenue and pretax or loss reported in discontinued operations for the nine months ended September 30, 2011 are as follow:

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

As a result of the Company’s experiences over the past few years, the Company has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize linear accelerators (LINACs) to treat cancers in the whole body.  The Company also continues to evaluate opportunities to develop additional Gamma Knife facilities.  The Southern California Regional Gamma Knife Center and Florida Oncology Partners typify this new strategy.

Table of Contetns

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

Table of Contetns

Because the Company’s interest in Neuro Partners LLC may be considered  significant relative to its other assets and operations, the following summarized financial information with respect to Neuro Partners LLC is presented:

Neuro Partners LLC Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2012	2011

Net sales	$666,000	$666,000

Net income (loss)	$(22,000)	$76,000

USNC's equity in loss of Neuro Partners LLC	$(4,000)	$15,000

	Three Months Ended
	September 30,
	2012	2011

Net sales	$222,000	$222,000

Net income (loss)	$(11,000)	$95,000

USNC's equity in loss of Neuro Partners LLC	$(2,000)	$19,000

Neuro Partners LLC Condensed Balance Sheet Information

	September 30,	December 31,
	2012	2011

Current assets	$432,000	$482,000

Noncurrent assets	2,420,000	2,603,000

Total assets	$2,852,000	$3,085,000

Current liabilities	$580,000	$22,000

Noncurrent liabilities	2,449,000	3,144,000

Equity	(177,000)	(81,000)

Total liabilities and equity	$2,852,000	$3,085,000

Table of Contetns

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

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, consisting of, Florida Oncology Partners, LLC (“FOP”), and Florida Oncology Partners RE, LLC, (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall, Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner.  USNC owns a 20% interest in Florida Oncology Partners and invested $200,000.  The remaining 80% is owned by other outside investors.  The center opened and treated its first patient in May 2011.  The Company's recorded investment in Florida Oncology Partners is $200,000 at September 30, 2012, consisting of a $160,000 investment in FOP and a $40,000 investment in FOPRE.

The Company entered into a note receivable with FOP for working capital purposes, for $200,000 in August 2011, bearing interest at 10% per annum and due in August 2012. The note receivable and accrued interest total $208,000 at December 31, 2011.  This note (principal) was repaid in May 2012.

During 2011, FOP entered into a capital lease with Key Bank.  Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation of $5,060,255 at September 30, 2012 in the event of default.

In June of 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP. The amount of the loan was $1,534,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due in June 15, 2022.

Table of Contetns

Because the Company’s interest in FOP may be considered significant relative to its other assets and operations, the following summarized financial information with respect to FOP is presented:

Florida Oncology Partners LLC Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2012	2011

Net sales	$2,322,000	$1,110,000

Net income	$364,000	$86,000

USNC's equity in income of Florida Oncology Partners LLC	$73,000	$17,000

	Three Months Ended
	September 30,
	2012	2011

Net sales	$839,000	$465,000

Net income	$178,000	$390,000

USNC's equity in income of Florida Oncology Partners LLC	$36,000	$78,000

Florida Oncology Partners LLC Condensed Balance Sheet Information

	September 30,	December 31,
	2012	2011

Current assets	$1,076,000	$1,297,000
	.
Noncurrent assets	5,115,000	5,467,000

Total assets	$6,191,000	$6,764,000

Current liabilities	$968,000	$905,000

Noncurrent liabilities	4,416,000	4,944,000

Equity	807,000	915,000

Total liabilities and equity	$6,191,000	$6,764,000

Table of Contetns

Note F – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer care center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, the owner of a medical office building in West Boca, Florida in which BOP plans to operate.  BOP will occupy approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially, giving it a 22.5% interest in BOP and BOPRE.  The remaining 77.5% was initially owned by other outside investors.  The cancer center in Boca Raton opened in August of 2012. As of September 30, 2012, there has been no significant income to offset expenses in BOP.  The Company loaned $160,000 to BOP for working capital and facility improvements during 2011.

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

Note G - Subsequent Event

On October 29-30, 2012, due to flooding of the lower floors  at the NYU Medical Center in Manhattan caused by storms associated with Hurricane Sandy, the Company’s Gamma Knife and other equipment at that location was damaged.  As a result, the Company’s New York center was shut down and it is expected that virtually all of the equipment will have to be replaced.  For the nine months ended September 30, 2012, all patient revenue and patient expenses were generated at this facility.

The Company is unable to estimate the time that it will take to resume operations at the NYU facility, but it anticipates that the center will be closed for at least several months.  While working to restore operations, management is seeking alternative arrangements for the patients that were scheduled for treatment at the center during this period.  The Company believes that its insurance policies will cover all of the property damage at the center, but it is possible that the interruption of activity will adversely impact the long term profitability and growth of operations at the NYU facility.

Table of Contetns

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2011 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining the allowance for doubtful accounts and assessing possible asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC, which resulted in the disposition of its assets and business at the Kansas City Gamma Knife center, as described in Note B to the unaudited condensed consolidated financial statements of the Company included in this report.  Previous Kansas City center operations are excluded from the presentation of results of continuing operations for the nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Patient revenue increased 23% to $617,000 in the quarter ended September 30, 2012 from $503,000 for the quarter ended September 30, 2011.  This increase was largely due to the increased number of patients treated during third quarter of 2012.  Patient expenses decreased 32% to $187,000 for the third quarter of 2012 compared to $277,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The decrease in patient expenses for the third quarter of 2012 was due to a decrease in maintenance expense for the Gamma Knife from the prior year at the Company’s New York center.

Selling, general and administrative expense of $279,000 for the third quarter of 2012 was 9% higher than the $255,000 incurred during the comparable period in 2011.  The increase in SG&A expenses was largely due to  an increase of expenses related to the new SEC filing requirements.

Table of Contetns

The Company incurred interest expense of $53,000 in the third quarter of 2012 as compared to interest expense of $70,000 for the same period a year ago – a 24% decrease.  This reduction was due to the normal amortization schedule of the capital lease at the New York center.

For the three months ended September 30, 2012, the Company reported a profit of $125,000 as compared to a net loss of $131,000 for the same period a year earlier.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Patient revenue increased 9% to $1,681,000 in the nine months ended September 30, 2012 from $1,547,000 for the nine months ended September 30, 2011.  This increase was largely the result of an increase in patients at the NYU Center.  Patient expenses increased 1% to $613,000 for the first nine months of 2012 compared to $604,000 in the same period a year ago.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.

Selling, general and administrative expense of $767,000 for the first nine months of 2012 was 3% higher than the $743,000 incurred during the comparable period in 2011.  This increase was largely related to the increase of expenses related SEC reporting requirements.

The Company incurred interest expense of $169,000 in the first nine months of 2012 as compared to interest expense of $206,000 for the same period a year ago – an 18% decrease.  This reduction was due to the normal amortization schedule of the capital lease at the New York center.

For the nine months ended September 30, 2012, the Company reported income from continuing operations of $176,000 as compared to a net loss of $38,000 for the same period a year earlier.

Liquidity and Capital Resources

At September 30, 2012, the Company had working capital of $1,106,000 as compared to $795,000 at December 31, 2011.  Cash and cash equivalents at September 30, 2012 were $945,000 as compared with $830,000 at December 31, 2011.  This increase in cash resulted from net cash provided by operating activities, offset partially by the repayment of capital lease obligations during the period.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $395,000 as compared to the $488,000 that was provided in the same period a year earlier.  Net income from operations for the nine months ended September 30, 2012 includes depreciation and amortization of $384,000 as compared to $533,000 the same nine month period in 2011.  Net income for the first nine months of 2011 also reflects an impairment loss of $89,000 on the equipment at the Company’s former Gamma Knife center in Kansas City, which did not affect operations in the same period in 2012.  Accounts receivable increased by $303,000 during the first nine months of 2012 as compared to a decrease of $188,000 during the same period on 2011, while accounts payable increased $81,000 during the first nine months of 2012 as compared to a decrease of $32,000 in the prior period.  Finally, cash flow provided by operating activities was increased during the first nine months of 2012 by the net reduction in amounts due from related parties of $89,000, as compared to the net increase in these items of $217,000 experienced during the same period of 2011.

Table of Contetns

With respect to investing activities, the Company received $120,000 in distributions from its unconsolidated entities during the first nine months of 2012 as compared to payments to such entities of $225,000 in the comparable period in 2011.  The payments in 2011 were more than offset by payments received in the amount of $322,000 in settlement of the Gamma Knife equipment during that period.

With respect to financing activities, the Company paid $400,000 towards its capital lease obligations during the nine months ended September 30, 2012 as compared to $639,000 in the same period a year ago.

With our current cash position, continued collection on our accounts receivable and expected insurance proceeds from the NYU center, the Company believes that its cash position will be sufficient to support operations for at least the next twelve months.

Subsequent Event

On October 29-30, 2012, due to flooding of the lower floors  at the NYU Medical Center in Manhattan caused by storms associated with Hurricane Sandy, the Company’s Gamma Knife and other equipment at that location was damaged.  As a result, the Company’s New York center was shut down and it is expected that virtually all of the equipment will have to be replaced.  For the nine months ended September 30, 2012, all patient revenue and patient expenses were generated at this facility.

The Company is unable to estimate the time that it will take to resume operations at the NYU facility, but it anticipates that the center will be closed for at least several months.  While working to restore operations, management is seeking alternative arrangements for the patients that were scheduled for treatment at the center during this period.  The Company believes that its insurance policies will cover all of the property damage at the center, but it is possible that the interruption of activity will adversely impact the long term profitability and growth of operations at the NYU facility.

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

Table of Contetns

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

Restoration of Operations at New York Gamma Knife Center.  Due to the flooding at the NYU Medical Center caused by the storm associated with Hurricane Sandy in late October 2012, the Company’s Gamma Knife and other equipment at that location will require replacement and operations will be suspended indefinitely.  The Company is currently unable to predict the time that it will take to restore operations or the impact that the suspension of operations will have on the future level of activity at the center.  In addition, while the Company has in place policies of insurance to mitigate the damage and loss caused by  such events, it cannot be certain that such insurance will cover all losses incurred.  In any event, the property damage and interruption of operations at NYU will likely have an adverse impact on the Company’s profitability and growth

Disclosure Regarding Forward Looking Statements

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

The Company operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; maintain satisfactory relations with business partners; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Table of Contetns

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

Table of Contetns

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

Table of Contetns

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2012: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for investments in unconsolidated entities and discontinued operations.  The Company is in the process of considering steps to rectify this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, management is in the process of developing plans to remediate the material weakness identified above.

Table of Contetns

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

101           Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

Table of Contetns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 12, 2012	By:	/s/Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant