Form 10-K
period 2012-12-31
US NEUROSURGICAL INC
filed 2013-04-01
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of June 29, 2012, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $568,000, based upon the average closing price as reported on the OTCQB marketplace.

As of March 29, 2013, there were outstanding 7,797,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business.

U.S. NeuroSurgical, Inc. (“USN” or the “Company”) owns and operates stereotactic radiosurgery centers, utilizing gamma knife technology.  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "USN" means U.S. NeuroSurgical, Inc. and its subsidiaries, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.  The Company, a Delaware corporation, was formed in July 1993.  Through September 9, 1999, the Company was a wholly owned subsidiary of GHS, Inc. (“GHS”).  Effective  September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS.  The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

Disclosure Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company’s discussions and negotiations regarding the reopening of the gamma knife center at New York University Medical Center, the timing and ultimate collectability of accounts receivable for gamma knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation and malpractice liability.  Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are included in Item 1A, Risk Factors, and may also be identified from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. As of this filing, the Company is in negotiations to reopen the facility.

USN believes that, as of December 31, 2012, there were approximately 131 gamma knife treatment centers in the U.S.

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers will utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors.  USNC owns a 20% interest in the venture.  The center is located in Miami, Florida and opened in the second quarter of 2011. The Company invested $200,000 in connection with its interest.

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USN Corona, Inc., USN’s subsidiary, owns an 11.25% interest in the venture. The center is located in Boca Raton, Florida, and opened in the third quarter of 2012.

The Company is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the US.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment. The emergency removal cost was $525,000. The Company paid a lease settlement of the outstanding principal balance only and received from insurance coverage $930,000 above the lease principal payments and emergency removal costs. The Company is in discussions with NYU regarding the future of the Company’s relationship and its long term contract with NYU.  However, there can be no assurance that the Company will be successful in reaching a satisfactory arrangement going forward.  Moreover, if the Company is successful in establishing a continued arrangement for the rebuilt NYU center, it will be at least several months until patients can again be treated at the center.

The Company has a marketing representative to help introduce the gamma knife technology to neurosurgeons in the New York tri-state region.  Pursuant to the facility agreement previously in place with NYU, USN was responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and was reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  NYU pays USN a scheduled fee based on the number of patient procedures performed.  For the years ended December 31, 2012, 2011 and 2010, USN derived revenues from the NYU center of approximately $1,942,000, $2,029,000 and $1,907,000, respectively, as a result of 224, 234 and 222 procedures performed, respectively, during such periods.  Costs associated with closing and restoring the NYU facility to its original condition at the end of the contract term are the responsibility of USN.

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

In connection with the sale of the gamma knife equipment described above, the Company and RMC entered into an agreement terminating the gamma knife Neuroradiosurgery Equipment Agreement and the Ground Lease Agreement, each originally entered into between the parties in 1993, and concluded all arrangements between the parties relating to the operation of the gamma knife center and the lease of the premises.  Immediately preceding the termination of these agreements, the Company and RMC satisfied all outstanding obligations between the parties, resulting in a net payment of $385,000 to the Company.  In connection with the agreement, the parties also entered into a mutual release respecting all other outstanding claims and disputes between them relating to the Kansas City center.

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

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011.  Florida Oncology Partners made several distributions during the year that reduced the Company’s investment significantly.  The Company’s recorded investment in Florida Oncology Partners is $109,000 and $270,000 at December 31, 2012 and 2011, respectively.

In August 2011, the Company advanced $200,000 to FOP working capital purposes, in exchange for a note bearing interest at 10% per annum and due in August 2012. The note (principal) was repaid in May 2012.

During 2011, Florida Oncology Partners, LLC entered into a capital lease with Key Bank for approximately $5,600,000. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,917,000 at December 31, 2012.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,354,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially and had initially a 22.5% interest in BOP and BOPRE.

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP under a 5 year note at 7% interest. The remaining 88.75% is owned by other outside investors. In June 2012, BOPRE purchased 3.75% of Boca West IMP from another investor and then sold 31.5% of BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%.  The center opened and treated its first patient in August 2012.

New Strategy for Participation in Cancer Treatment

As a result of the Company’s experiences over the past few years, The Company has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize linear accelerators (LINACs) to treat cancers in the whole body.  The Company also continues to evaluate opportunities to also develop additional gamma knife facilities.  FOP, BOP and the Southern California Regional Gamma Knife Center typify this new strategy.

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

Dependence on Hospital, Healthcare Organizations and Others

In establishing new gamma knife centers, USN must reach an arrangement with a hospital or other medical centers for the installation and operation of a gamma knife facility and then to purchase the gamma knife equipment and construct and operate the facility.  Before entering into such an agreement, USN must make an assessment of the economic feasibility of operating the gamma knife at that location.  The Company retains no control or influence over the medical staff or decisions regarding the treatment of patients.  In that regard, USN’s economic success is highly dependent on its initial determinations of the viability of the gamma knife’s location.  Should the medical center or the physicians at that medical center ultimately use the gamma knife facility for significantly fewer patients than initially projected, the Company could be required to operate the gamma knife center at a loss for an extended period of time.

With respect to other cancer centers in which the Company has an interest, the Company participates with other physician groups and other investors in planning and constructing the facility and purchasing the necessary equipment, such as an IMRT or IGRT.  The Company plays a lead role in the initial planning and establishment of those centers, but does not control the day-to-day operations thereafter.  The long term success of those centers depends to a significant degree on the operating decisions made by the physicians and administrators at those centers.

Reliance on Business of the New York University Gamma Knife Center; Recent Destruction of Equipment and Discontinuation of Business at NYU

While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company has relied on the NYU gamma knife for substantially all of its revenue.  In recent periods, services provided at NYU have represented over 90% of the Company’s revenues.  Unless and until the Company is successful in building its activities at other centers and at new locations, disruptions at NYU could have a materially adverse effect on the Company.

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The gamma knife had to be removed to prevent cobalt leakage that might occur due to rusting of the equipment.  While the Company is in discussions with NYU regarding the future of the Company’s relationship and its long term contract with NYU, there can be no assurance that the Company will be successful in reaching a satisfactory arrangement going forward.  Moreover, if the Company is successful in establishing a continued arrangement for the rebuilt NYU center, it will be at least several quarters until patients can again be treated at the center.

In addition, the cost of the removal of the damaged equipment was $525,000. The Company paid a lease settlement of the outstanding principal of the loan balance only and received from insurance coverage $930,000 above the lease principal payments and emergency removal costs from insurance coverage.   Assuming the Company is successful in reopening the facility at NYU, it is likely to incur additional costs, some of which may be substantial and will not be covered by insurance.

The Company anticipates that these factors will result in operating losses for the next several quarters.

Availability of Working Capital

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $46,000 per year.  USN occupies about 2,000 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, USN is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to USN for the use of the gamma knife.  USN’s agreement with NYU was extended in 2008 and now expires in 2021.  The current lease arrangement at NYU is likely to change as a result of the destruction of the facility as a result of flooding from Hurricane Sandy in October 2012.

Item 3.	Legal Proceedings.

The Company is subject to lawsuits, investigations and potential claims arising out of the ordinary conduct of its business.  The Company is not currently involved in any material litigation.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2011 through December 31, 2012.

Period	High Close	Low Close

January 1 – March 31, 2011	.22	.09
April 1 - June 30, 2011	.20	.10
July 1 – September 30, 2011	.24	.12
October 1 – December 31, 2011	.14	.03

January 1 – March 31, 2012	.10	.06
April 1 - June 30, 2012	.14	.05
July 1 – September 30, 2012	.29	.13
October 1 – December 31, 2012	.20	.08

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 15, 2013, there were approximately 285 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the fourth quarter of 2012, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2012 Compared to 2011

Patient revenue decreased 5% to $1,956,000 in 2012 as compared to $2,060,000 in 2011.  This decrease in patient revenue was largely due to the disruption in operations at the NYU center in late October 2012, when the center was destroyed as a result of flooding from Hurricane Sandy.  Prior to that point, patient volumes had been running at levels somewhat higher than in 2011, largely as a result of increased marketing efforts and additional physician interest in the center following the installation of the new equipment.

Patient expenses decreased 24% to $675,000 in 2012 from $884,000 in 2011.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The decrease experienced in 2012 over 2011 was due to the abnormally high level of maintenance costs in 2011 at the NYU center.  (2011 was the first full year of maintenance following the expiration of the machine warranty period.)  In addition, the Company incurred no maintenance costs in 2012 after the destruction of the NYU gamma knife in late October.  Selling, general and administrative expense (SG&A) increased 9% to $1,034,000 in 2012 from $947,000 in the previous year.  This increase in SG&A resulted from increased professional fees incurred in 2012.  The Company reported net income of $729,000 in 2012, which compares to net income of $29,000 in the prior year.  The large increase reported was due to the fact that the Company recognized a net gain of $930,000 (insurance proceeds receivable of $3,265,000, less the $1,910,000 loss on the gamma knife and $425,000 in disposal costs) relating to the damage caused by flooding from Hurricane Sandy at the NYU center.  During 2012, the Company recorded a tax provision of $362,000 as a result of current year income.

The Company faces challenges in restoring operations at the NYU center.   While the Company is in discussions with NYU regarding the future of the Company’s relationship and its long term contract with NYU, there can be no assurance that the Company will be successful in reaching a satisfactory arrangement going forward.  Moreover, even if the Company is successful in establishing a continued arrangement for the rebuilt NYU center, it will be at least several quarters until patients can again be treated at the center.  Moreover, even if successful in reopening the facility in a timely manner, the Company will incur significant costs that will negatively impact operating results in future periods.

The Company anticipates that these factors will result in operating losses for the next several quarters.

2011 Compared to 2010

Patient revenue increased 8% to $2,060,000 in 2011 as compared to $1,916,000 in 2010.  This increase in patient revenue was largely due to the gradual increase in volume at the NYU center following the reopening of the center with the new PERFEXION gamma knife in March 2009.  Patient volumes have now stabilized at a higher level.  This increase in volume at the NYU center was the result of increased marketing efforts and additional physician interest in the center following the installation of the new equipment.

Patient expenses increased 47% to $884,000 in 2011 from $603,000 in 2010.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2011 over 2010 was due largely to the increased maintenance cost at the NYU center after the expiration of the machine warranty period.  SG&A decreased 3% to $947,000 in 2011 from $979,000 in the previous year.  This decrease in SG&A resulted from lower insurance costs and professional fees realized in 2011.  Interest expense decreased 51% to $177,000 in 2011 from $359,000 in 2010.  This decrease was due to the payoff of the Kansas City lease in March 2011 in connection with the sale and transfer of the gamma knife equipment and operations at the Kansas City center.  The Company reported net income of $29,000 in 2011, which compares to net income of $469,000 in the prior year.  This large decrease was due to the fact that the Company recognized revenue from litigation of $459,000 in 2010 due to the settlement with RMC.  In addition, the Company’s performance benefitted from an increase in patient revenue at the NYU center.

Liquidity and capital resources

At December 31, 2012 the Company had working capital of $2,184,000 as compared to $795,000 at December 31, 2011  This increase was due to the destruction of the NYU gamma knife and the resulting insurance recovery.  Total assets increased by $1,128,000 from 2011 to 2012, principally as a result of the gain on this disposal.  Cash and cash equivalents at December 31, 2012 were $1,450,000 as compared to $830,000 at December 31, 2011.

Net cash provided by operating activities was $861,000 in 2012 as compared with $648,000 for 2011 and net cash used in financing activities was $431,000 in 2012 as compared to the $715,000 in 2011.  Again, these amounts were affected to a significant degree by the activity surrounding the destruction of the NYU gamma knife and the insurance recovery.  Depreciation and amortization was $426,000 in 2012 as compared to $661,000 in 2011.

For the year ended December 31, 2012, net cash provided by investing activities was $190,000 as compared to $77,000 in 2011.  The 2012 amount was due to the $190,000 in distributions from FOP and FOPRE and the 2011 amount resulted from the $322,000 payment received upon disposition of the Kansas City gamma knife.

Due to the disruption caused by the flooding from Hurricane Sandy, the Company will not receive revenues from the NYU center for most of 2013.  In addition, assuming the Company is successful in reaching satisfactory arrangements with NYU regarding the reopening of the gamma knife center at that location, it will likely be required to make significant expenditures in connection with the installation of the gamma knife and the construction of the facility.

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

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  For example, during the last quarter of 2012, the Company increased the liability for asset retirement obligations by $425,000 based on the projected costs for the emergency removal of the NYU gamma knife destroyed by flooding from Hurricane Sandy.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

Investments in unconsolidated entities

The Company accounts for its investments in unconsolidated entities by the equity method.  The Company records its share of such earnings (losses) in the consolidated statements of operations as “Income (loss) from investments in unconsolidated entities”.  The carrying value of the Company’s investments in unconsolidated entities is recorded in the consolidated balance sheets.

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation,  the Company’s President concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to the material weakness in internal control over financial reporting described below.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management has identified the following material weakness as of December 31, 2012: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements.  Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, income taxes and discontinued operations.  The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	68	President & Chairman of the Board

William F. Leimkuhler	61	Director

Charles H. Merriman, III	78	Director

Susan Greenwald	67	Vice President and Secretary

Alan Gold has served as President and Chairman of the Board of USN since 1996. Mr. Gold has also been a director of USN since its formation in 1993. Mr. Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983.  From 1981 to 1983, he served as Executive Vice President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2012, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2012, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2012, 2011, and 2010, for the President of the Company.

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary
Alan Gold	2012	$300,000
President & Chairman of the Board	2011	$300,000
	2010	$300,000

Employee Benefits; Employment Agreement

Mr. Gold is also entitled to reimbursement of up to $1,000 per month for automobile expenses.  In addition, as with other full-time employees, Mr. Gold is entitled to participate in Company health and life insurance program.  The Company also pays the premiums for an additional policy of life insurance in the amount of $500,000, naming Mr. Gold’s wife as beneficiary.

The Company and Mr. Gold are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.

Director Compensation

During 2012, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2013, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

	Number of Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned (1)	Class

Alan Gold (2)	1,140,246	14.6%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,367,734	30.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,578,489	20.2%
711 Fifth Avenue
New York, NY 10022

All Directors and officers of USN as a group (2) (four persons)	1,370,918	17.6%

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2012, 2011 and 2010, the Company paid $86,000, $62,000 and $60,750, respectively, for Audit Fees to Dixon Hughes Goodman LLP.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2012, 2011 and 2010, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2012, 2011 and 2010, the Company paid $13,000, $13,000 and $29,727 for Tax Fees to Dixon Hughes Goodman, LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2012, 2011 and 2010, the Company did not pay or accrue any amounts for these services.

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

(a)           (1) Financial Statements and Financial Statement Schedules.  The following are filed as part of this report:

(2) Financial Statement Schedules.  All financial statement schedules as required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto.

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
Alan Gold
President & Chairman of the Board
and
Principal Financial Officer

Dated:	April 1, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2013	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 1, 2013	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 1, 2013	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the consolidated financial statements, in October 2012 the Company's facility at New York University Medical Center ("NYU") was totally destroyed as a result of flooding from Hurricane Sandy. The Company derived substantially all of its patient revenue from NYU for the years ended December 31, 2012 and 2011.  The Company is in discussions with NYU regarding the future of the Company's relationship and long-term contract with NYU.

Dixon Hughes Goodman LLP
Raleigh, North Carolina
April 1, 2013

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,450,000	$830,000
Accounts receivable	7,000	313,000
Insurance recoveries receivable	3,265,000	-
Due from related parties	292,000	208,000
Other current assets	33,000	7,000
Total current assets	5,047,000	1,358,000
Investments in unconsolidated entities	246,000	471,000

Gamma knife (net of accumulated depreciation of $0 in 2012 and $1,372,000 in 2011)	-	2,221,000
Leasehold improvements (net of accumulated amortization of $0 in 2012 and $134,000 in 2011)	-	115,000

	-	2,336,000

	$5,293,000	$4,165,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$67,000	$24,000
Obligations under capital lease - current portion	2,271,000	539,000
Asset retirement obligations - current portion	525,000	-
Total current liabilities	2,863,000	563,000

Deferred Income taxes	362,000	-
Asset retirement obligations - net of current portion	-	100,000
Obligations under capital lease - net of current portion	-	2,163,000
Total liabilities	3,225,000	2,826,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,0000 shares authorized; 7,797,185 shares issued and outstanding at December 31, 2012 and 2011	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,110,000)	(1,839,000)
	2,068,000	1,339,000

	$5,293,000	$4,165,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Revenue
	$1,956,000	$2,060,000	$1,916,000

Costs and expenses:
Patient expenses	675,000	884,000	603,000
Selling, general and administrative	1,034,000	947,000	979,000
	1,709,000	1,831,000	1,582,000
Operating income	247,000	229,000	334,000

Interest expense	(199,000)	(177,000)	(359,000)
Interest income	29,000	12,000	5,000
Gain from sales of investments in unconsolidated entities	24,000	-	-
Income (loss) from investments in unconsolidated entities	60,000	26,000	(40,000)
Gain on disposal of gamma knife	930,000	-	-

Income (loss) from continuing operations before income taxes	1,091,000	90,000	(60,000)

Provision for income tax expense	(362,000)	-	-

Income (loss) from continuing operations	729,000	90,000	(60,000)

Discontinued operations
Impairment loss	-	(89,000)	-
Gain from operations of Kansas City Gamma Knife Center	-	28,000	70,000
Revenue from litigation activity	-	-	459,000
	-	(61,000)	529,000

Net income	$729,000	$29,000	$469,000

Basic and diluted net income per share	$0.09	$0.00	$0.06

Net income (loss) per common share from continuing operations - basic and diluted	$0.09	$0.01	$(0.01)

Net income (loss) per common share from discontinued operations - basic and diluted	$0.00	$(0.01)	$0.07

Weighted average common shares outstanding	7,797,185	7,751,432	7,747,185

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number		Additional
	of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2009	7,747,185	$77,000	$3,099,000	$(2,337,000)	$839,000

Net income for the year ended December 31, 2010	-	-	-	469,000	469,000
Balance - December 31, 2010	7,747,185	$77,000	$3,099,000	$(1,868,000)	$1,308,000

Issuance of common stock as compensation	50,000	1,000	1,000	-	2,000
Net income for the year ended December 31, 2011	-	-	-	29,000	29,000
Balance - December 31, 2011	7,797,185	$78,000	$3,100,000	$(1,839,000)	$1,339,000

Net income for the year ended December 31, 2012	-	-	-	729,000	729,000
Balance - December 31, 2012	7,797,185	$78,000	$3,100,000	$(1,110,000)	$2,068,000

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011		2010

Cash flows from operating activities:
Net income	$729,000		$29,000		$469,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426,000		661,000		906,000
(Income) loss from investment in unconsolidated entites	(60,000)		(26,000)		40,000
Stock based compensation expense	-		2,000		-
Gain from sales of member interests in unconsolidated entities	(24,000)
Gain on disposal of gamma knife	(930,000)
Impairment loss on discontinued operations	-		89,000		-
Deferred income taxes	362,000		-		-
Changes in:
Accounts receivable	306,000		108,000		(141,000)
Due from related parties	34,000		(138,000)		-
Other current assets	(26,000)		12,000		(32,000)
Accounts payable and accrued expenses	44,000		(89,000)		46,000
Net cash provided by operating activities	861,000		648,000		1,288,000

Cash flows from investing activities:
Investment in unconsolidated entities	-		(245,000)		(240,000)
Distributions from unconsolidated entities	190,000		-		-
Cash from settlement of gamma knife equipment at Kansas City center	-		322,000		-
Net cash provided by (used in) investing activities	190,000		77,000		(240,000)

Cash flows from financing activities:
Repayment of capital leases	(431,000)		(766,000)		(902,000)
Decrease in cash held in escrow	-		51,000		1,000
Net cash used in financing activities	(431,000)		(715,000)		(901,000)

Net change in cash and cash equivalents	620,000		10,000		147,000
Cash and cash equivalents - beginning of year	830,000		820,000		673,000
Cash and cash equivalents - end of year	$1,450,000		$830,000		$820,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$199,000		$177,000		$401,000

Supplemental disclosures of noncash investing and financing activities:
Distribution from unconsolidated entities included in due from related parties	$50,000		$-		$-
Sales proceeds from sales of member interests in unconsolidated entities included in due from related parties - net	$112,000		$-		$-
Investment in unconsolidated entities included in due from related parties	$44,000		$-	$
Leasehold improvements financed by a capital lease	$-	$			$151,000
Equipment acquired through a capital lease	$-		$277,000		$-

See Note E for additional discussion on the gain on disposal of gamma knife

See notes to consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note A – Organization and Business

U.S. NeuroSurgical, Inc. (“USN” or the “Company”), a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN owned one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN owns the gamma knife units, and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and Neuro Partners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Community Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers will utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners in partnership with local physicians and other investors. USNC owns a 20% interest in the venture. The center is located in Miami and opened in the second quarter of 2011. (See Note C[2])

In 2011, the Company formed Boca Oncology Partners, in partnership with local physicians and other investors. USNC initially owned a 22.5% interest in the venture. The center is located in Boca Raton, Florida, and was opened in the third quarter of 2012. (See Note C[3])

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which one of the Company’s gamma knife centers was located.  The Company sold to RMC the Leksell Gamma Knife radiosurgery equipment, along with related supplies and inventory, located at the Kansas City center for an aggregate purchase price of $250,000.  (See Note D)

On October 29, 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. As of this filing, the Company is in negotiations to reopen the facility. (See Note E)

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation

The consolidated financial statements include the accounts of USN and its wholly-owned subsidiaries, U.S. NeuroSurgical Physics, Inc. and USNC. All significant intercompany balances and transactions have been eliminated in consolidation.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[3]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company's investment. As such, the recorded balance of Corona Gamma Knife, LLC, Neuro Partners, LLC and Boca Oncology Partners, LLC have been taken to zero.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[4]	Revenue recognition:

Patient revenue is recognized when the gamma knife procedure is rendered.

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knives were being depreciated on the straight-line method over an estimated useful life of seven years.  The related costs incurred to reload the cobalt were being amortized on a straight-line method over an estimated useful life of five years.  Leasehold improvements were being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2012, 2011, and 2010, was $414,000, $637,000, and $829,000, respectively.  Amortization expense for 2012, 2011, and 2010, was $12,000, $24,000, and $77,000, respectively.

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

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2012, 2011, and 2010, and therefore, no potential dilution for the periods presented.

[10]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2012, 2011, and 2010.

[11]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses.  During 2011, the Company released $36,000 of allowance for doubtful accounts related to receivables that were subsequently collected.  The Company considers all accounts receivable to be collectible at December 31, 2012 and 2011.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2012 and 2011 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2012 and 2011.

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

USNC is a 20% owner of Neuro Partners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.  Subsequently, in the first quarter of 2012, USNC sold a portion of its ownership to a new member, resulting in a decrease in its ownership in CGK to 39%.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of Neuro Partners LLC and CGK:

Neuro Partners LLC and CGK Condensed Income Statement Information

	Year Ended
	December 31,
	2012	2011	2010

Patient revenue	$1,023,000	$1,197,000	$765,000
Rental income	888,000	888,000	828,000
Net sales	$1,911,000	$2,085,000	$1,593,000

Net income (loss)	$(108,000)	$(95,000)	$(467,000)

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$(34,000)	$(23,000)	$(135,000)

Neuro Partners LLC and CGK Condensed Balance Sheet Information

	December 31,
	2012	2011

Current assets	$468,000	$607,000

Noncurrent assets	$2,261,000	$2,603,000

Total assets	$2,729,000	$3,210,000

Current liabilities	$442,000	$440,000

Noncurrent liabilities	$2,896,000	$3,169,000

Equity	$(609,000)	$(399,000)

Total liabilities and equity	$2,729,000	$3,210,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. FOP made several distributions during the year that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $135,000 and $270,000 at December 31, 2012 and 2011, respectively.

The Company entered into a note receivable with FOP for working capital purposes, for $200,000 in August 2011, bearing interest at 10% per annum and due in August 2012. The note receivable and accrued interest total $208,000 at December 31, 2011. The note (principal) was repaid in May 2012.

During 2011, Florida Oncology Partners, LLC entered into a capital lease with Key Bank for approximately $5,600,000. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,917,000 at December 31, 2012.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,354,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Year Ended December 31,
	2012	2011	2010

Patient revenue	$3,251,000	$2,117,000
Rental income	$90,000	$-
Net sales	$3,341,000	$2,117,000	$-

Net income (loss)	$530,000	$469,000	$(118,000)

USNC's equity in income (loss) of FOP and FOPRE	$106,000	$94,000	$(24,000)

FOP and FOPRE Condensed Balance Sheet Information

	December 31,
	2012	2011

Current assets	$919,000	$1,524,000

Noncurrent assets	$6,374,000	$5,717,000

Total assets	$7,293,000	$7,241,000

Current liabilities	$965,000	$1,001,000

Noncurrent liabilities	$5,734,000	$4,977,000

Equity	$594,000	$1,263,000

Total liabilities and equity	$7,293,000	$7,241,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC invested $225,000 initially and had a 22.5% interest in BOP and BOPRE.  In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP as a 5 year note at 7% interest. The remaining 88.75% is owned by other outside investors.  In June 2012, BOPRE purchased 3.75% of Boca West IMP from another investor and then sold 31.5% of BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%.  Due to the outstanding loans, BOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of BOP, since it does not have the power to direct the activities that most significantly affect its economic performance, certain disclosures are required rather than consolidation.  The center opened in August 2012.

The following tables present the aggregation of summarized financial information of BOP and BOPRE:

BOP and BOPRE Condensed Income Statement Information

	Year Ended December 31,
	2012	2011

Patient revenue	$261,000	$-

Net loss	$(578,000)	$(106,000)

USNC's equity in loss	$(65,000)	$(24,000)

BOP and BOPRE Condensed Balance Sheet Information

	December 31,
	2012	2011

Current assets	$289,000	$236,000

Noncurrent assets	$2,897,000	$439,000

Total assets	$3,186,000	$675,000

Current liabilities	$308,000	$-

Noncurrent liabilities	$2,368,000	$-

Equity	$510,000	$675,000

Total liabilities and equity	$3,186,000	$675,000

Note D - Sale of Kansas City Gamma Knife Center and Focus on Continuing Businesses

In April 2011, the Company finalized certain transactions and agreements with Midwest Division – RMC, LLC (“RMC”), which owns the property and operates the medical facilities in Kansas City at which the Company’s gamma knife center is located.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

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

In connection with the sale of the gamma knife equipment described above, the Company and RMC entered into an agreement terminating the Gamma Knife Neuroradiosurgery Equipment Agreement and the Ground Lease Agreement, each originally entered into between the parties in 1993, and concluded all arrangements between the parties relating to the operation of the gamma knife center and the lease of the premises.  Immediately preceding the termination of these agreements, the Company and RMC satisfied all outstanding obligations between the parties, resulting in a net payment of $385,000 to the Company.  In connection with the agreement, the parties also entered into a mutual release respecting all other outstanding claims and disputes between them relating to the Kansas City center.

The Company agreed with RMC that through September 2015, it will not participate in gamma knife operations in the states of Missouri, Kansas, Nebraska, Iowa and Arkansas.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Effect of Discontinued Kansas City Operations

The amounts of revenue and pretax profit or loss reported in discontinued operations are as follows:

	Year Ended December 31,

	2011	2010

Revenue from operations	$184,000	$641,000

Pretax profit (loss)	(61,000)	529,000

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

Note E - Agreement With New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $1,942,000, $2,029,000 and $1,907,000, for 2012, 2011, and 2010, respectively.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment.  The emergency removal cost was $525,000.  The Company paid a lease settlement of the outstanding principal balance only and received from insurance coverage $930,000 above the lease principal payments and emergency removal costs. The Company is in negotiations with NYU discussing the future of the Company’s relationship and long term contract.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The Company incurred the following income statement items in relation to Hurricane Sandy which are included in the other income/expense section:

2012

Insurance recovery income	$3,265,000

Damaged gamma knife equipment due to flooding	1,910,000
Costs related to disposal of gamma knife equipment	425,000

2,335,000

Net gain on disposal	$930,000

Note F - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.

The obligations under the capital leases are as follows:

	December 31,
	2012	2011

Capital leases - Gamma Knife	$2,271,000	$2,702,000

Less current portion	(2,271,000)	(539,000)

	$-	$2,163,000

The following is an analysis of the leased assets included in property and equipment:

2011

Capitalized costs	$3,742,000
Less - accumulated depreciation	(1,406,000)

Capitalized lease equipment and improvements-reported as property and equipment - net	$2,336,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Future payments as of December 31, 2011 on the equipment leases and loans are as follows:

Year Ending
December 31,

2013	$2,271,000

Less interest	-

Present value of net minimum obligation	$2,271,000

Note G – Asset Retirement Obligations

During 2003, the Company recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of gamma knives, disposal of regulated materials and the restoration of facilities at NYU and RMC.  Such liabilities have been measured historically using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the gamma knives.  However, during 2011, when the Company sold the equipment at RMC, the asset retirement obligation was reduced to $100,000.  During the last quarter of 2012, the Company increased the liability by $425,000 due to projected costs for the emergency removal of the NYU gamma knife destroyed by flooding from Hurricane Sandy.  The Company was amortizing such costs over the lives of the respective useful lives from inception.

	2012	2011

Asset retirement obligations, beginning of year	$100,000	$200,000
Liabilities settled during the year	-	(100,000)
Increase in obligations during the year	425,000	-

Asset retirement of obligations, end of the year	$525,000	$100,000

Note H - Stock Based Compensation

During 2011, the Company awarded 50,000 shares of its common stock to an employee as additional compensation.  The fair value of each award was determined by management to be approximately $2,000.  Compensation expense of $2,000 (common stock of $1,000 and additional paid in capital of $1,000) was recorded by the Company to account for this transaction in 2011.

Note I - Concentrations

For the last nine months of 2011 and the entire year ended December 31, 2012, the Company derived substantially all of its revenue from NYU.  NYU also represented 100% of the accounts receivable balance at December 31, 2011.

For the first three months of 2011 and the year ended December 31, 2010, the Company derived substantially all of its patient revenue from NYU and RMC.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note J - Taxes

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2012	2011	2010

Income tax at the federal statutory rate	$371,000	$7,000	$173,000
State income tax, net of federal taxes	37,000	1,000	17,000
Other	10,000	18,000	(30,000)
Change in valuation allowance	(56,000)	(26,000)	(160,000)

Income tax provision (benefit)	$362,000	$-	$-

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss	$313,000	$578,000
Asset retirement obligations	159,000
	472,000

Deferred tax liability:
Deferred gain on disposal of gamma knife	(834,000)	-
Excess of book depreciation over tax depreciation	-	(406,000)
Net effect of the conversion from accrual basis of accounting to cash basis accounting for tax purposes primarily related to accounts receivable, prepaid expenses, and accounts payable	-	(116,000)
	(362,000)	56,000
Valuation allowance	-	(56,000)
Net deferred tax liability	$(362,000)	$-

A full valuation allowance had been provided at December 31, 2011, due principally to the evidence that it was more likely than not that the deferred tax assets would not be realized because certain loss carryforwards would not be utilized prior to expiration. The changes in the valuation allowance are as follows:

	Beginning Balance	Additions	Deductions	Ending Balance

December 31, 2012	$56,000	$-	$(56,000)	$-
December 31, 2011	$82,000	$-	$(26,000)	$56,000
December 31, 2010	$242,000	$-	$(160,000)	$82,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

On December 31, 2012, the Company had loss carryforwards of $942,000, which may be offset against future taxable income.  If not used, the carryforwards will begin to expire in 2029.

The Company adopted the accounting provisions for Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  It provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  The Company had no uncertain material tax positions at December 31, 2012 and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2009.

Note K– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed March 2013, and expires March 2018.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2012, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2013	$39,000
2014	39,000
2015	39,000
2016	39,000
2017	39,000
thereafter	10,000
$205,000

Rent expense was approximately $47,000, $47,000, and $48,000, for 2012, 2011 and 2010, respectively.

[2]	Gamma Knives:

In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, was financed through a seven-year lease arrangement.  This PERFEXION equipment was recorded as a total loss as a result of flooding from Hurricane Sandy.  See Note E.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Maintenance Contract:

In September 2010, the Company entered into a maintenance agreement with Elekta, the supplier of the gamma knife PERFEXION model, for 5 years. The monthly payment for this maintenance agreement is $20,000.  As of December 2012, this maintenance agreement has been cancelled due to the total loss of the NYU equipment as a result of flooding from Hurricane Sandy.

[4]	Guarantee of Lease Obligation:

USNC is a 20% guarantor on Neuro Partners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SACH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $2,896,000 at December 31, 2012.  In 2014, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.

USNC is also a 20% guarantor on Florida Oncology Partners, LLC’s seven-year lease with respect to the oncology equipment at its West Kendall, Florida cancer center. The outstanding balance on the lease obligation was $4,977,000 at December 31, 2012.

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

Note L - Employees' 401(k) and IRA Plans

The Company discontinued its 401(k) on December 31, 2006. The Company established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution for 2012, 2011 and 2010 of $14,000, $9,000 and $14,000, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note M – Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited 2012, 2011 and 2010 quarterly results of operations: (in thousands)

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$595	$469	$617	$275
Operating income (loss)	111	39	151	(54)
Net income (loss)	62	(11)	125	553
Basic and diluted income (loss) per common share	0.01	0.00	0.02	0.07

2011
Revenue	$496	$548	$503	$513
Operating income (loss)	56	173	(29)	29
Income (loss) from discontinued operations	(61)	-	-	-
Net income (loss)	(74)	106	(131)	128
Basic and diluted income (loss) per common share	(0.01)	0.01	(0.02)	0.02

2010
Revenue	$389	$472	$548	$507
Operating income	26	101	73	134
Income (loss) from discontinued operations	(4)	381	73	79
Net income (loss)	(67)	395	55	86
Basic and diluted income (loss) per common share	(0.01)	0.05	0.01	0.01

Note N – Subsequent Events

In January 2013, the Company formed Broward Oncology Partners, LLC (BROP) with other outside investors. The Company initially invested $50,000 for 12.5% ownership of BROP. BROP will operate a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services.