Form 10-Q
period 2013-03-31
US NEUROSURGICAL INC
filed 2013-05-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 10, 2013 was 7,797,185.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$1,904,000	$1,450,000
Accounts receivable	7,000	7,000
Insurance recoveries receivable	-	3,265,000
Due from related parties	590,000	292,000
Other current assets	47,000	33,000
Total current assets	2,548,000	5,047,000

Investment in unconsolidated entities	239,000	246,000

Total assets	$2,787,000	$5,293,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$97,000	$67,000
Obligations under capital lease - current portion	-	2,271,000
Asset retirement obligations - current portion	485,000	525,000
Total current liabilities	582,000	2,863,000

Deferred income taxes	278,000	362,000
Total liabilities	860,000	3,225,000

Commitments and contingencies

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,251,000)	(1,110,000)
Total stockholders’ equity	1,927,000	2,068,000

Total liabilities and stockholders' equity	$2,787,000	$5,293,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Revenue:
Patient revenue	$-	$595,000

Expenses:
Patient expenses	-	206,000
Selling, general and administrative	227,000	278,000

Total	227,000	484,000

Operating income (loss)	(227,000)	111,000

Gain from sales of investments in unconsolidated entities	-	24,000
Loss from investments in unconsolidated entities - net	(7,000)	(21,000)
Interest expense	-	(59,000)
Interest income	9,000	7,000

Income (loss) before income taxes	(225,000)	62,000

Income tax benefit	84,000	-

Net income (loss)	$(141,000)	$62,000

Basic and diluted income (loss) per share	$(0.02)	$0.01

Weighted average shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(141,000)	$62,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	128,000
Gain from sales of investments in unconsolidated entites	-	(24,000)
Loss from investments in unconsolidated entites - net	7,000	37,000
Deferred income taxes	(84,000)	-
Changes in:
Accounts receivable	-	111,000
Due from related parties	(298,000)	(26,000)
Other current assets	(14,000)	(12,000)
Accounts payable and accrued expenses	30,000	68,000
Asset retirement obligations	(40,000)	-

Net cash provided (used) by operating activities	(540,000)	344,000

Cash flows from investing activities:
Proceeds from insurance recoveries	3,265,000	-

Cash flows from financing activities:
Repayment of capital lease obligations	(2,271,000)	(131,000)

Net change in cash and cash equivalents	$454,000	$213,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$1,450,000	$830,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,904,000	$1,043,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$-	$59,000

Supplemental disclosure of noncash investing and financing activities
Distribution from unconsolidated entities included in due from related parties	$-	$50,000
Sales proceeds from sale of member interests in unconsolidated entities included in due from related parties	$-	$112,000
Investment in unconsolidated entities included in due from related parties	$-	$28,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Destruction of Gamma Knife at NYU Medical Center; Planning for Replacement and Restoration

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

The Company is in the process of finalizing arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  Initial steps are being taken to prepare space for the center in the Tisch Hospital of NYU Langone Medical Center where the replacement Leksell PERFECTION gamma knife will be located.  It is currently estimated that the center will be open and treating patients by January 2014.

The term of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site.

Note C – The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary USN Corona, Inc. (“USNC”).  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from Neuro Partners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of Neuro Partners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.  Subsequently, in the first quarter of 2012, USNC sold a portion of its ownership to a new member, resulting in a decrease in its ownership in CGK to 39%.

USNC is a 20% guarantor on Neuro Partners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $2,752,000 at March 31, 2013.  In 2014, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

Neuro Partners, LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of Neuro Partners, LLC and CGK, since it does not have the power to direct the activities that most significantly affect their economic performance, certain disclosures are required rather than consolidation.

The Company has not recorded its share of the income (loss) of Neuro Parners LLC and CGK due to the fact that the Company’s share of cumulative losses has exceeded its investment in these entities.

The following tables present the aggregation of summarized financial information of Neuro Partners LLC and CGK:

Neuro Partners LLC and CGK Condensed Income Statement Information

	Three Months Ended
	March 31,
	2013	2012

Patient revenue	$358,000	$247,000
Rental income	222,000	222,000
Net sales	$580,000	$469,000

Net income (loss)	$63,000	$(132,000)

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$22,000	$(42,000)

Neuro Partners LLC and CGK Condensed Balance Sheet Information

	March 31,	December 31,
	2013	2012

Current assets	$644,000	$468,000

Noncurrent assets	$2,102,000	$2,261,000

Total assets	$2,746,000	$2,729,000

Current liabilities	$1,143,000	$442,000

Noncurrent liabilities	$2,149,000	$2,896,000

Equity	$(546,000)	$(609,000)

Total liabilities and equity	$2,746,000	$2,729,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $128,000 and $135,000 at March 31, 2013 and December 31, 2012, respectively.

During 2011, FOP entered into a capital lease with Key Bank for approximately $5,600,000. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,672,000 at March 31, 2013.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,503,000 at March 31, 2013.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information
	Three Months Ended
	March 31,
	2013	2012

Patient revenue	$612,000	$561,000
Rental income	$45,000	$-
Net sales	$657,000	$561,000

Net income (loss)	$(35,000)	$(64,000)

USNC's equity in income (loss) of FOP and FOPRE	$(7,000)	$(13,000)

FOP and FOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2013	2012

Current assets	$1,121,000	$919,000

Noncurrent assets	$6,266,000	$6,374,000

Total assets	$7,387,000	$7,293,000

Current liabilities	$1,280,000	$965,000

Noncurrent liabilities	$5,525,000	$5,734,000

Equity	$582,000	$594,000

Total liabilities and equity	$7,387,000	$7,293,000

Note E – Boca Oncology Partners

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

Due to the outstanding loans, BOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of BOP, since it does not have the power to direct the activities that most significantly affect its economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

The Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment and accordingly the Company has not recognized income or loss for such investment in the periods reported.

The following tables present the aggregation of summarized financial information of BOP and BOPRE:

BOP and BOPRE Condensed Income Statement Information
	Three Months Ended
	March 31,
	2013	2012

Patient revenue	$519,000	$-

Net income (loss)	$13,000	$(73,000)

USNC's equity in income (loss) in BOP and BOPRE	$1,000	$(8,000)

BOP and BOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2013	2012

Current assets	$371,000	$289,000

Noncurrent assets	$2,807,000	$2,897,000

Total assets	$3,178,000	$3,186,000

Current liabilities	$342,000	$308,000

Noncurrent liabilities	$2,313,000	$2,368,000

Equity	$523,000	$510,000

Total liabilities and equity	$3,178,000	$3,186,000

Note F – Broward Oncology Partners

In January 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 in late April 2013 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP has recently begun operations; however, no income has been recognized and expenses to date have been minimal.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37% for the three months ending March 31, 2013.  The Company recorded an income tax benefit of $84,000 for the first three months of 2013 as a result of the loss incurred in that period.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2012 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

There was no patient revenue or expenses for the quarter ended March 31, 2013, as a result of the destruction of the NYU gamma knife facility in October 2012.  The Company currently expects the facility to reopen by January 2014.  Patient revenue and expenses for the quarter ended March 31, 2012 were $595,000 and $206,000 respectively.

Selling, general and administrative expense of $227,000 for the first quarter of 2013 was 18% lower than the $278,000 incurred during the comparable period in 2012.  The decrease in SG&A expenses was mostly due to the fact that the NYU center was not operational during the first quarter of 2013 and management’s cost containment measures.

The Company incurred no interest expense of in the first quarter of 2013 as a result of the early payoff of the loan due to the destruction of the gamma knife and related equipment.

For the three months ended March 31 2013, the Company reported a net loss of $141,000 as compared to a net income of $62,000 for the same period a year earlier.

Liquidity and Capital Resources

At March 31 2013, the Company had working capital of $1,966,000 as compared to $2,184,000 at December 31, 2012.  This decrease was due to the fact there was no revenue during the first quarter of 2013. Cash and cash equivalents at March 31, 2013 were $1,904,000 as compared with $1,450,000 at December 31, 2012.

Net cash used by operating activities for the three months ended March 31, 2013 was $540,000 as compared to the $344,000 provided in the same period a year earlier.  Again, these amounts were affected by the activity surrounding the destruction of the NYU gamma knife.  Net income (loss) from operations for the three months ended March 31, 2013 includes no depreciation and amortization as compared to $128,000 the same three month period in 2012.  Accounts receivable remained unchanged during the first three months of 2013 as compared to a decrease of $111,000 during the same period on 2012, while accounts payable increased $30,000 during the first three months of 2013 as compared to a decrease of $68,000 in the prior period.  Additionally, due from related parties rose during the three months ended March 31, 2013 by $298,000.

With respect to investing activities, the Company received $3,265,000 in insurance proceeds related to the destruction of the NYU gamma knife.  With respect to financing activities, the Company paid $2,271,000 towards its capital lease obligations during the three months ended March 2013 as compared to $131,000 in the same period a year ago. The increased amount was the result of the destruction and subsequent payoff of the gamma knife lease.

Due to the disruption caused by the flooding from Hurricane Sandy, the Company will not receive revenues from the NYU center until it reopens and is able to accept patients for treatment, which is not expected to occur until at least January 2014.  In addition, the Company will be required to make significant expenditures in connection with the installation of the gamma knife and the construction of the newly relocated facility at NYU.

The term of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2012, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Reliance on Business of the New York University Gamma Knife Center; Recent Destruction of Equipment and Discontinuation of Business at NYU.  While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company has relied on the NYU gamma knife for substantially all of its revenue.  In recent periods, services provided at NYU have represented over 90% of the Company’s revenues.  Unless and until the Company is successful in building its activities at other centers and at new locations, disruptions at NYU could have a materially adverse effect on the Company.

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent cobalt leakage that might occur due to rusting of the equipment.  While the Company is making progress with NYU regarding the reconstruction of the facility, targeting a reopening by January 2014, there can be no assurance that the facility will reopen in a timely manner.  Moreover, even if the Company is successful in reopening the newly relocated center at NYU as currently planned, it may take additional time to achieve the level of patient volume that the center was handling prior to the disruption.

The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment and for some construction and other costs associated with the damaged machine removal and new machine installation. However, the Company will incur additional costs relating to the reconstruction of the center at NYU, some of which may be substantial and will not be covered by insurance.

The Company anticipates that these factors will result in significant operating losses for the next several quarters.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new gamma knife or other types of cancer treatment centers.  The Company expects to incur losses for the next several quarters due to the destruction of the NYU Gamma Knife.  Should losses continue for an extended period of time, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

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

In addition, the Company’s overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2013: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of considering steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, management is in the process of developing plans to remediate the material weakness identified above.

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

101   Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 13, 2013	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer and
Principal Financial Officer of the Registrant