Form 10-Q
period 2013-06-30
US NEUROSURGICAL INC
filed 2013-08-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 9, 2013 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$1,646,000	$1,450,000
Accounts receivable	-	7,000
Insurance recoveries receivable	-	3,265,000
Due from related parties	514,000	292,000
Other current assets	84,000	33,000
Total current assets	2,244,000	5,047,000

Investment in unconsolidated entities	308,000	246,000

Total assets	$2,552,000	$5,293,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$160,000	$67,000
Obligations under capital lease	-	2,271,000
Asset retirement obligations	485,000	525,000
Total current liabilities	645,000	2,863,000

Deferred income taxes	166,000	362,000

Total liabilities	$811,000	$3,225,000

Commitments and contingencies

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,437,000)	(1,110,000)
Total stockholders’ equity	1,741,000	2,068,000

Total liabilities and stockholders' equity	$2,552,000	$5,293,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2013	2012

Revenue:
Patient revenue	$-	$469,000

Expenses:
Patient expenses	-	220,000
Selling, general and administrative	322,000	210,000

Total	322,000	430,000

Operating income (loss)	(322,000)	39,000

Income from investments in unconsolidated entities - net	19,000	6,000
Interest expense	-	(57,000)
Interest income	3,000	1,000

Income (loss) before income taxes	(300,000)	(11,000)

Income tax benefit	112,000	-

Net loss	(188,000)	(11,000)

Basic and diluted loss per share	$(0.02)	$-

Weighted average shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012

Revenue:
Patient revenue	-	$1,064,000

Expenses:
Patient expenses	-	426,000
Selling, general and administrative	544,000	488,000

Total	544,000	914,000

Operating income (loss)	(544,000)	150,000

Gain from sales of investments in unconsolidated entities	-	24,000
Income (loss) from invesment in unconsolidated entites - net	12,000	(15,000)
Interest expense	-	(116,000)
Interest income	9,000	8,000

Income (loss) before income taxes	(523,000)	51,000

Income tax benefit	196,000	-

Net income (loss)	$(327,000)	$51,000

Basic and diluted income (loss) per share	$(0.04)	$0.01

Weighted average shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(327,000)	$51,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	256,000
Gain from sales of investments in unconsolidated entites		(24,000)
Loss (income) from investments in unconsolidated entites - net	(12,000)	31,000
Deferred income taxes	(196,000)	-
Changes in:
Accounts receivable	7,000	(65,000)
Due from related parties	(222,000)	166,000
Other current assets	(51,000)	(6,000)
Accounts payable and accrued expenses	93,000	(19,000)
Asset retirement obligations	(40,000)	-

Net cash provided (used) by operating activities	(748,000)	390,000

Cash flows from investing activities:
Investments in unconsolidated entities	(50,000)	-
Proceeds from insurance recoveries	3,265,000	-

Net cash provided by investing activities	3,215,000	-

Cash flows from financing activities:
Repayment of capital lease obligations	(2,271,000)	(264,000)

Net change in cash and cash equivalents	$196,000	$126,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$1,450,000	$830,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,646,000	$956,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$-	$116,000

Supplemental disclosure of noncash investing and financing activities
Distribution from unconsolidated entities included in due from related parties	$-	$50,000
Sales proceeds from sale of member interests in unconsolidated entities included in due from related parties	$-	$112,000
Investment in unconsolidated entities included in due from related parties	$-	$28,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Destruction of Gamma Knife at NYU Medical Center; Planning for Replacement and Restoration

USN opened its New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.  The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.

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

The Company is in the process of finalizing arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  Initial steps are being taken to prepare space for the center in the Tisch Hospital of NYU Langone Medical Center where the replacement Leksell PERFECTION gamma knife will be located.  It is currently estimated that the center will be open and treating patients by March 2014.

It is currently expected that the term of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site.

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

USNC is a 20% owner of Neuro Partners LLC. and owns 39% of CGK.

USNC is a 20% guarantor on Neuro Partners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $2,606,000 at June 30, 2013.  In 2014, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.

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

The following tables present the aggregation of summarized financial information of Neuro Partners LLC and CGK:

Neuro Partners LLC and CGK Condensed Income Statement Information

	Six Months Ended
	June 30,
	2013	2012

Patient revenue	$603,000	$516,000
Rental income	444,000	444,000
Net sales	$1,047,000	$960,000

Net income (loss)	$(3,000)	$27,000

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$(6,000)	$10,000

	Three Months Ended
	June 30,
	2013	2012

Patient revenue	$245,000	$269,000
Rental income	222,000	222,000
Net sales	$467,000	$491,000

Net income (loss)	$(66,000)	$159,000

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$(28,000)	$32,000

Neuro Partners LLC and CGK Condensed Balance Sheet Information

	June 30,	December 31,
	2013	2012

Current assets	$547,000	$468,000

Noncurrent assets	$1,943,000	$2,261,000

Total assets	$2,490,000	$2,729,000

Current liabilities	$1,112,000	$442,000

Noncurrent liabilities	$1,990,000	$2,896,000

Equity	$(612,000)	$(609,000)

Total liabilities and equity	$2,490,000	$2,729,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $151,000 and $135,000 at June 30, 2013 and December 31, 2012, respectively.

During 2011, FOP entered into a capital lease with Key Bank for approximately $5,600,000. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,546,000 at June 30, 2013.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,502,000 at June 30, 2013.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2013	2012

Patient revenue	$1,469,000	$1,483,000
Rental income	$90,000	$-
Net sales	$1,559,000	$1,483,000

Net income	$81,000	$186,000

USNC's equity in income of FOP and FOPRE	$16,000	$37,000

	Three Months Ended
	June 30,
	2013	2012

Patient revenue	$812,000	$922,000
Rental income	$45,000	$-
Net sales	$857,000	$922,000

Net income	$116,000	$250,000

USNC's equity in income of FOP and FOPRE	$23,000	$50,000

FOP and FOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2013	2012

Current assets	$1,206,000	$919,000

Noncurrent assets	$6,121,000	$6,374,000

Total assets	$7,327,000	$7,293,000

Current liabilities	$1,332,000	$965,000

Noncurrent liabilities	$5,320,000	$5,734,000

Equity	$675,000	$594,000

Total liabilities and equity	$7,327,000	$7,293,000

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

The Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment and accordingly the Company has not recognized income or loss for such investment in the periods reported.  The Company’s recorded investment in BOPRE is $111,000 at June 30, 2013 and December 31, 2012.

The following tables present the aggregation of summarized financial information of BOP and BOPRE:

BOP and BOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2013	2012

Patient revenue	$1,119,000	$-

Net loss	$(94,000)	$(144,000)

USNC's equity in loss in BOP and BOPRE	$(11,000)	$(16,000)

	Three Months Ended
	June 30,
	2013	2012

Patient revenue	$600,000	$-

Net loss	$(102,000)	$(71,000)

USNC's equity in loss in BOP and BOPRE	$(11,000)	$(8,000)

BOP and BOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2013	2012

Current assets	$115,000	$289,000

Noncurrent assets	$2,681,000	$2,897,000

Total assets	$2,796,000	$3,186,000

Current liabilities	$127,000	$308,000

Noncurrent liabilities	$2,253,000	$2,368,000

Equity	$416,000	$510,000

Total liabilities and equity	$2,796,000	$3,186,000

Note F – Broward Oncology Partners

In January 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 in late April 2013 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  The facility is undergoing renovation and continues to operate on a limited basis during construction.

Revenues for BROP through June 30, 2013 were $78,000 and after expenses BROP has reported a loss of $82,000.  The Company recognized a loss of $4,000 for the second quarter of 2013 and its recorded investment in BROP is $46,000.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37% for the three and six months ending June 30, 2013.  The Company recorded income tax benefit of $112,000 and $196,000 for the three and six months ended June 30, 2013, respectively, as a result of the losses incurred in those periods.

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

Results of Operation

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

There was no patient revenue or expenses for the quarter ended June 30, 2013, as a result of the destruction of the NYU gamma knife facility in October 2012.  The Company currently expects the facility to reopen by March 2014.  Patient revenue and expenses for the quarter ended June 30, 2012 were $469,000 and $220,000 respectively.

Selling, general and administrative expense of $322,000 for the second quarter of 2013 was 53% higher than the $210,000 incurred during the comparable period in 2012.  The increase in SG&A expenses was mostly due to professional expenses and an increase in insurance costs.

The Company incurred no interest expense in the second quarter of 2013 as a result of the early payoff of the lease obligation due to the destruction of the gamma knife and related equipment.

For the three months ended June 30, 2013, the Company reported a net loss of $188,000 as compared to a net loss of $11,000 for the same period a year earlier.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Patient revenue and expenses for the six months ended June 30, 2013 were insignificant as a result of the destruction of the NYU gamma knife facility in October 2012.  The Company currently expects the facility to reopen by March 2014.  Patient revenue and expenses for the six months ended June 30, 2012 were $1,064,000 and $426,000 respectively.

Selling, general and administrative expense of $544,000 for the first six months of 2013 was 12% higher than the $488,000 incurred in the same period during the previous year.  The increase in expenses was mostly due to the increase in professional expenses and insurance costs.

The Company incurred no interest expense in the first six months of 2013 as a result of the early payoff of the lease obligation due to the destruction of the gamma knife and related equipment.

For the six months ended June 30, 2013, the Company reported a loss of $327,000 compared to income of $51,000 for the same period a year earlier.

Liquidity and Capital Resources

At June 30, 2013, the Company had working capital of $1,599,000 as compared to $2,184,000 at December 31, 2012.  This decrease was due to the fact there was no revenue during the first six months of 2013. Cash and cash equivalents at June 30, 2013 were $1,646,000 as compared with $1,450,000 at December 31, 2012.

Net cash used by operating activities for the six months ended June 30, 2013 was $748,000 as compared to the $390,000 provided by operating activities in the same period a year earlier.  Again, these amounts were affected by the activity surrounding the destruction of the NYU gamma knife.  Net loss from operations for the six months ended June 30, 2013 includes no depreciation and amortization as compared to $256,000 the same six month period in 2012.  Accounts receivable decreased $7,000 during the first six months of 2013 as compared to an increase of $65,000 during the same period on 2012, while accounts payable increased $93,000 during the first six months of 2013 as compared to a decrease of $19,000 in the prior period.  Additionally, due from related parties rose during the six months ended June 30, 2013 by $222,000.

With respect to investing activities, the Company received $3,265,000 in insurance proceeds related to the destruction of the NYU gamma knife.  The Company also made a $50,000 investment in Broward Oncology Partners, LLC.  With respect to financing activities, the Company paid $2,271,000 towards its capital lease obligations during the six months ended June 30, 2013 as compared to $264,000 in the same period a year ago. The increased amount was the result of the destruction and subsequent payoff of the gamma knife lease.

Due to the disruption caused by the flooding from Hurricane Sandy, the Company will not receive revenues from the NYU center until it reopens and is able to accept patients for treatment, which is not expected to occur until March 2014.  In addition, the Company will be required to make significant expenditures in connection with the installation of the gamma knife and the construction of the newly relocated facility at NYU.

It is expected that the term of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent cobalt leakage that might occur due to rusting of the equipment.  While the Company is making progress with NYU regarding the reconstruction of the facility, targeting a reopening by March 2014, there can be no assurance that the facility will reopen in a timely manner.  Moreover, even if the Company is successful in reopening the newly relocated center at NYU as currently planned, it may take additional time to achieve the level of patient volume that the center was handling prior to the disruption.

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

The Company operates in a highly competitive and rapidly changing environment and in businesses that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; maintain satisfactory relations with business partners; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2013: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of considering steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 31, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 13, 2013	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer and
Principal Financial Officer of the Registrant