Form 10-Q
period 2013-09-30
US NEUROSURGICAL INC
filed 2013-11-14
CIK 1089815

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 13, 2013 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$1,452,000	$1,450,000
Accounts receivable	-	7,000
Insurance recoveries receivable	-	3,265,000
Due from related parties	492,000	292,000
Other current assets	101,000	33,000
Total current assets	2,045,000	5,047,000

Investment in unconsolidated entities	265,000	246,000

Total assets	$2,310,000	$5,293,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$103,000	$67,000
Obligations under capital lease	-	2,271,000
Asset retirement obligations	485,000	525,000
Total current liabilities	588,000	2,863,000

Deferred income taxes	97,000	362,000

Total liabilities	$685,000	$3,225,000

Commitments and contingencies

Stockholders’ equity:
Common stock	78,000	78,000
Additional paid-in capital	3,101,000	3,100,000
Accumulated deficit	(1,554,000)	(1,110,000)
Total stockholders’ equity	1,625,000	2,068,000

Total liabilities and stockholders' equity	$2,310,000	$5,293,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

Revenue:
Patient revenue	$-	$617,000

Expenses:
Patient expenses	-	187,000
Selling, general and administrative	181,000	279,000

Total	181,000	466,000

Operating income (loss)	(181,000)	151,000

Income (loss) from investments in unconsolidated entities - net	(3,000)	23,000
Interest expense	(5,000)	(53,000)
Interest income	7,000	4,000

Income (loss) before income taxes	(182,000)	125,000

Income tax benefit	69,000	-

Net income (loss)	(113,000)	125,000

Basic and diluted income (loss) per share	$(0.01)	$0.02

Weighted average shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2013	2012

Revenue:
Patient revenue	$-	$1,681,000

Expenses:
Patient expenses	-	613,000
Selling, general and administrative	728,000	767,000

Total	728,000	1,380,000

Operating income (loss)	(728,000)	301,000

Gain from sales of investments in unconsolidated entities	-	24,000
Income (loss) from invesment in unconsolidated entites - net	9,000	8,000
Interest expense	(5,000)	(169,000)
Interest income	16,000	12,000

Income (loss) before income taxes	(708,000)	176,000

Income tax benefit	265,000	-

Net income (loss)	$(443,000)	$176,000

Basic and diluted income (loss) per share	$(0.06)	$0.02

Weighted average shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(443,000)	$176,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	384,000
Gain from sales of investments in unconsolidated entites	-	(24,000)
Income from investments in unconsolidated entites - net	(9,000)	(8,000)
Deferred income taxes	(265,000)	-
Changes in:
Accounts receivable	7,000	(303,000)
Due from related parties	(160,000)	89,000
Other current assets	(68,000)	(16,000)
Accounts payable and accrued expenses	36,000	81,000
Asset retirement obligations	(40,000)	-

Net cash provided (used) by operating activities	(942,000)	379,000

Cash flows from investing activities:
Distribution from unconsolidated entities	-	120,000
Investments in unconsolidated entities	(50,000)	-
Proceeds from insurance recoveries	3,265,000	-

Net cash provided by investing activities	3,215,000	120,000

Cash flows from financing activities:
Repayment of capital lease obligations	(2,271,000)	(400,000)

Net change in cash and cash equivalents	2,000	99,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,450,000	830,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,452,000	$929,000

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$5,000	$169,000

Supplemental disclosure of noncash investing and financing activities
Sales proceeds from sale of member interests in unconsolidated entities included in due from related parties	$-	$112,000
Investment in unconsolidated entities included in due from related parties	$-	$28,000
Distributions from unconsolidated entities included in due from related parties	$40,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note C – The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary USN Corona, Inc. (“USNC”).  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from Neuro Partners, LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of Neuro Partners, LLC and owns 39% of CGK.

USNC is a 20% guarantor on Neuro Partners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $2,456,000 at September 30, 2013.  In 2016, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.

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

The Company has not recorded its share of the income (loss) of Neuro Partners, LLC and CGK due to the fact that the Company’s share of cumulative losses has exceeded its investment in these entities.

The following tables present the aggregation of summarized financial information of Neuro Partners, LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2013	2012

Patient revenue	$856,000	$810,000
Rental income	666,000	666,000
Net sales	$1,522,000	$1,476,000

Net income (loss)	$(72,000)	$3,000

USNC's equity in income (loss) of Neuro Partners, LLC and CGK	$(29,000)	$5,000

	Three Months Ended
	September 30,
	2013	2012

Patient revenue	$253,000	$294,000
Rental income	222,000	222,000
Net sales	$475,000	$516,000

Net loss	$(69,000)	$(95,000)

USNC's equity in loss of Neuro Partners, LLC and CGK	$(23,000)	$(35,000)

Neuro Partners, LLC and CGK Condensed Balance Sheet Information

	September 30,	December 31,
	2013	2012

Current assets	$522,000	$468,000

Noncurrent assets	$1,785,000	$2,261,000

Total assets	$2,307,000	$2,729,000

Current liabilities	$1,159,000	$442,000

Noncurrent liabilities	$1,829,000	$2,896,000

Equity	$(681,000)	$(609,000)

Total liabilities and equity	$2,307,000	$2,729,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $127,000 and $135,000 at September 30, 2013 and December 31, 2012, respectively.

During 2011, FOP entered into a capital lease with Key Bank for approximately $5,600,000. Under the terms of the capital lease, USNC agreed to guarantee 20% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,416,000 at September 30, 2013.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,494,000 at September 30, 2013.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2013	2012

Patient revenue	$2,120,000	$2,322,000
Rental income	$135,000	$45,000
Net sales	$2,255,000	$2,367,000

Net income	$185,000	$375,000

USNC's equity in income of FOP and FOPRE	$37,000	$75,000

	Three Months Ended
	September 30,
	2013	2012

Patient revenue	$651,000	$839,000
Rental income	$45,000	$45,000
Net sales	$696,000	$884,000

Net income	$81,000	$189,000

USNC's equity in income of FOP and FOPRE	$16,000	$38,000

FOP and FOPRE Condensed Balance Sheet Information

	September 30,	December 31,
	2013	2012

Current assets	$879,000	$919,000

Noncurrent assets	$5,958,000	$6,374,000

Total assets	$6,837,000	$7,293,000

Current liabilities	$1,178,000	$965,000

Noncurrent liabilities	$5,104,000	$5,734,000

Equity	$555,000	$594,000

Total liabilities and equity	$6,837,000	$7,293,000

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

The Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment and accordingly the Company has not recognized income or loss for such investment in the periods reported.  The Company’s recorded investment in BOPRE is $111,000 at September 30, 2013 and December 31, 2012.

The following tables present the aggregation of summarized financial information of BOP and BOPRE:

BOP and BOPRE Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2013	2012

Patient revenue	$1,627,000	$8,000

Net loss	$(8,000)	$(445,000)

USNC's equity in loss in BOP and BOPRE	$(1,000)	$(50,000)

	Three Months Ended
	September 30,
	2013	2012

Patient revenue	$508,000	$8,000

Net income (loss)	$86,000	$(300,000)

USNC's equity in income (loss)in BOP and BOPRE	$10,000	$(34,000)

BOP and BOPRE Condensed Balance Sheet Information

	September 30,	December 31,
	2013	2012

Current assets	$248,000	$289,000

Noncurrent assets	$2,591,000	$2,897,000

Total assets	$2,839,000	$3,186,000

Current liabilities	$148,000	$308,000

Noncurrent liabilities	$2,191,000	$2,368,000

Equity	$500,000	$510,000

Total liabilities and equity	$2,839,000	$3,186,000

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

Revenues for BROP through September 30, 2013 were $249,000 and after expenses BROP has reported a loss of $184,000.  The Company recognized a loss of $19,000 for the third quarter of 2013 and its recorded investment in BROP is $27,000.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37% for the three and nine months ending September 30, 2013.  The Company recorded income tax benefit of $69,000 and $265,000 for the three and nine months ended September 30, 2013, respectively, as a result of the losses incurred in those periods.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. and subsidiaries (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2012 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

There was no patient revenue or expenses for the quarter ended September 30, 2013 as a result of the destruction of the NYU gamma knife facility in October 2012. Patient revenue and expenses for the quarter ended September 30, 2012 were $617,000 and $187,000 respectively.

Selling, general and administrative expense of $181,000 for the third quarter of 2013 was 35% less than the $279,000 incurred during the comparable period in 2012.  The decrease in SG&A expenses was primarily due to a decrease in professional expenses and a reimbursement of $61,000 received in 2013 for maintenance and lease payments made with respect to the NYU Gamma Knife in 2012.

The Company incurred $5,000 in interest expense in the third quarter of 2013. The framework for a loan arrangement for the construction of the gamma knife suite has been secured and interest is being paid on the services that have begun, mainly the removal of the destroyed gamma knife and related equipment.

For the three months ended September 30, 2013, the Company reported a net loss of $113,000 as compared to net income of $125,000 for the same period a year earlier.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

There was no patient revenue or expenses for the nine months ended September 30, 2013 as a result of the destruction of the NYU gamma knife facility in October 2012.  The Company currently expects the facility to reopen by March 2014.  Patient revenue and expenses for the nine months ended September 30, 2012 were $1,681,000 and $613,000 respectively.

Selling, general and administrative expense of $728,000 for the first nine months of 2013 was 5% lower than the $767,000 incurred in the same period during the previous year.  The decrease in expenses was mostly due to the decrease in professional expenses, insurance costs and a reimbursement of $61,000 received in 2013 for maintenance and lease payments made with respect to the NYU Gamma Knife in 2012.

The Company incurred minimal interest expense in the first nine months of 2013.

For the nine months ended September 30, 2013, the Company reported a net loss of $443,000 compared to net income of $176,000 for the same period a year earlier.

Liquidity and Capital Resources

At September 30, 2013, the Company had working capital of $1,457,000 as compared to $2,184,000 at December 31, 2012.  This decrease was due to the fact there was no revenue during the first nine months of 2013. Cash and cash equivalents at September 30, 2013 were $1,452,000 as compared to $1,450,000 at December 31, 2012.

Net cash used by operating activities for the nine months ended September 30, 2013 was $942,000 as compared to the $379,000 provided by operating activities in the same period a year earlier.  Again, these amounts were affected by the destruction of the NYU gamma knife.  Net loss from operations for the nine months ended September 30, 2013 includes no depreciation and amortization as compared to $384,000 the same nine month period in 2012.  In addition, net loss from operations reflected an income tax benefit of $265,000 for the nine months ended September 30, 2013 as compared to the comparable period in 2012 in which there were no deferred income tax adjustments.  Accounts receivable decreased $7,000 during the first nine months of 2013 as compared to an increase of $303,000 during the same period in 2012, while accounts payable increased $36,000 during the first nine months of 2013 as compared to an increase of $81,000 in the prior period.  Additionally, due from related parties rose during the nine months ended September 30, 2013 by $160,000 as compared to a repayment of $89,000 in the comparable period in 2012.

With respect to investing activities, the Company received $3,265,000 in insurance proceeds related to the destruction of the NYU gamma knife.  The Company also made a $50,000 investment in Broward Oncology Partners, LLC.  With respect to financing activities, the Company paid $2,271,000 towards its capital lease obligations during the nine months ended September 30, 2013 as compared to $400,000 in the same period a year ago. The increased amount was the result of the destruction and subsequent payoff of the gamma knife lease.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2012, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new gamma knife or other types of cancer treatment centers.  The Company expects to incur losses for the next several quarters due to the destruction of the NYU Gamma Knife.  Should losses continue for an extended period of time, or should the actual construction costs incurred materially exceed forecasts, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

Disclosure Regarding Forward Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward looking information so that investors can better understand a company's future prospects and make informed investment decisions.  This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow.  Words such as "anticipates," "estimates," "expects," "projects," "targets," "intends," "plans," "believes," "will be," "will continue," "will likely result," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  Those forward-looking statements are based on management's present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

In addition, the Company’s overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, construction delays or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2013: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of considering steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: November 14, 2013	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant