Form 10-K
period 2013-12-31
US NEUROSURGICAL INC
filed 2014-04-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of June 28, 2013, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $406,000, based upon the average closing price as reported on the OTCQB marketplace.

As of April 14, 2014, there were outstanding 7,797,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2013

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

General

USN was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing gamma knife technology.  USN currently owns and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company opened a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Community Hospital (“SACH”) in Upland, California.

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

During the fourth quarter of 2007, USN formed a new wholly owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC.  Those subsidiaries were formed to develop and manage the gamma knife center at SACH.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The Company has finalized arrangements with NYU and is in the process of completing the preparation of the new location of the Leksell PERFECTION gamma knife in the Tisch Hospital of NYU Langone Medical Center. It is estimated the center will be open and treating patients by the end of April 2014.

USN believes that, as of December 31, 2013, there were approximately 131 gamma knife treatment centers in the U.S.

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors.  USNC owns a 20% interest in the venture.  The center is located in Miami, Florida and opened in the second quarter of 2011. The Company invested $200,000 in connection with its interest.

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USN Corona, Inc., USN’s subsidiary, owns an 11.25% interest in the venture. The center is located in Boca Raton, Florida, and opened in the third quarter of 2012. In January of 2014, the Company and other partners sold their interest in Boca Oncology Partners, LLC to SFRO Holdings.

In January 2013, the Company formed Broward Oncology Partners, LLC with other outside investors to operate a radiation oncology center in Fort Lauderdale, Florida.  USNC owns a 12.5% interest in the venture.  The center opened in February 2013.

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

The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  The replacement Leksell PERFECTION gamma knife will be located in the Tisch Hospital of NYU Langone Medical Center. It is estimated that the center will be open and treating patients by the end of April 2014.

The Company has a marketing representative to help introduce the gamma knife technology to neurosurgeons in the New York tri-state region.  Pursuant to the facility agreement previously in place with NYU, USN was responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and was reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  NYU pays USN a scheduled fee based on the number of patient procedures performed. For the year ended December 31, 2012, USN derived revenues from the NYU center of approximately $1,942,000 as a result of 224 procedures performed. However, during 2013 the Company had no revenues due to the replacement and rebuilding of the center,  At the end of the contract term, costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at SACH in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $2,013,000 at December 31, 2013.  In 2016, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

NeuroPartners, LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners, LLC and CGK, since it does not have the power to direct the activities that most significantly affect their economic performance, certain disclosures are required rather than consolidation.

During 2012, the Company did not record its share of the income (loss) of NeuroPartners, LLC and CGK due to the fact that the Company’s share of cumulative losses has exceeded its investment in these entities. During 2013, the Company absorbed some of these losses against the total outstanding receivables of $27,000 from NeuroPartners LLC and CGK due to these losses.

Future Gamma Knife Centers

USN is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011.  During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOP RE is  $151,000 and $135,000 at December 31, 2013 and 2012.

During 2011, Florida Oncology Partners, LLC entered into a capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee 25% of the outstanding lease obligation in the event of default.  The outstanding balance on the lease obligation was $4,220,000 at December 31, 2013.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,275 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022. USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,484,000 at December 31, 2013.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially and initially had a 22.5% interest in BOP and BOPRE.

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

Since June 2012, the Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment.. During 2013, the Company absorbed losses against $57,000 of outstanding receivables from BOP. The Company’s recorded investment in BOPRE is $134,000 at December 31, 2013 and  $112,000 at December 31, 2012.

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

Revenues for BROP through December 31, 2013 were $522,000 and after expenses BROP has reported loss of $120,000.  The Company’s recorded investment in BROP is $35,000.

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

Gamma Knife Financing

The gamma knife is an expensive piece of equipment, presently costing from $3.0 to $4.5 million, depending on features.  Therefore, the Company's development of new gamma knife centers is dependent on its ability to secure favorable financing.  In addition, after a number of years of use, the radioactive cobalt contained in the gamma knife requires replacement.  This is also an expensive process.  For example, the cobalt for the previous gamma knife in the NYU facility was reloaded in August 2003 and the costs were approximately $800,000.

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

The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. It is in the process of preparing the new location of the Leksell PERFECTION gamma knife in the Tisch Hospital of NYU Langone Medical Center. It is estimated the center will be open and treating patients by the end of April 2014. Assuming the Company is successful in reopening the facility at NYU, it is likely to incur additional costs, some of which may be substantial and will not be covered by insurance.

In addition to the significant loss reported for 2013, these factors will result in an operating loss for the first quarter of 2014.

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $39,000 per year.  USN occupies about 3,800 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, USN is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to USN for the use of the gamma knife.  USN’s agreement with NYU was extended in 2008 and now expires in 2021.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2012 through December 31, 2013.

Period	High Close	Low Close

January 1 – March 31, 2012	.10	.06
April 1 - June 30, 2012	.14	.05
July 1 – September 30, 2012	.29	.13
October 1 – December 31, 2012	.20	.08

January 1 – March 31, 2013	.11	.08
April 1 - June 30, 2013	.12	.09
July 1 – September 30, 2013	.11	.11
October 1 – December 31, 2013	.13	.09

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 20, 2014, there were approximately 80 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the fourth quarter of 2013, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2013 Compared to 2012

There was no patient revenue in 2013 as compared to $1,956,000 in 2012.  This decrease in patient revenue was due to the destruction of the gamma knife at the NYU center following Hurricane Sandy in October of 2012

There were no patient expenses in 2013 compared to $675,000 in 2012.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The decrease experienced in 2013 over 2012 was due to the fact that the gamma knife was not in service during any part of 2013 and, as a result, there was no maintenance expense during the year.  SG&A decreased 4% to $994,000 in 2013 from $1,034,000 in the previous year.  This decrease in SG&A resulted from lower insurance costs and professional fees realized in 2013. There was interest expense of $15,000 in 2013 down from $199,000 in 2012.  The Company reported net loss of $667,000 in 2013, as compared to net income of $729,000 in the prior year.  This large decrease in income was due to the fact the gamma knife was out of service for the year, and as a result there was no revenue.

The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  The replacement Leksell PERFECTION gamma knife will be located in the Tisch Hospital of NYU Langone Medical Center. The suite is currently under construction and it is estimated that the center will be open and treating patients by the end of April 2014.  Due to this timing, the Company will report a loss for the first quarter of 2014.

Liquidity and capital resources

At December 31, 2013 the Company had working capital of $1,081,000 compared to $2,184,000 at December 31, 2012  This decrease was due to the destruction of the NYU gamma knife and the loss of revenue while the Company was under negotiations and subsequent construction.  Total assets decreased by $3,213,000 from 2012 to 2013, principally as a result of the disposal of the gamma knife and the use of working capital throughout the year. Cash and cash equivalents at December 31, 2013 were $1,414,000 as compared to $1,450,000 at December 31, 2012.

Net cash used by operating activities was $980,000 in 2013 as compared to $861,000 provided by operating activities for 2012 and net cash used in financing activities was $2,271,000 in 2013 as compared to the $431,000 in 2012.  Again, these amounts were affected to a significant degree by the activity surrounding the destruction of the NYU gamma knife and the insurance recovery.  Depreciation and amortization was $0 in 2013 as compared to $426,000 in 2012.

For the year ended December 31, 2013, net cash provided by investing activities was $3,215,000 as compared to $190,000 in 2012.  The 2013 amount included investments in BROP and BOP RE but the majority was due to the proceeds from insurance recoveries. The 2012 amount was due to $190,000 in distributions from FOP and FOPRE.

Due to the disruption caused by the flooding from Hurricane Sandy, and the subsequent move of the facility, the Company will not receive revenues from the NYU center for the first quarter of 2014, and the Company will incur significant expenditures in connection with the installation of the gamma knife and the reopening of the facility.

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

Investments in unconsolidated entities

The Company accounts for its investments in unconsolidated entities by the equity method.  The Company records its share of such earnings (losses) in the consolidated statements of operations as “Income (loss) from investments in unconsolidated entities”.  The carrying value of the Company’s investments in unconsolidated entities is recorded in the consolidated balance sheets.  The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to entities.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management has identified the following material weakness as of December 31, 2013: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements.  Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, income taxes and guarantee obligations.  The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	69	President & Chairman of the Board

William F. Leimkuhler	62	Director

Charles H. Merriman, III	79	Director

Susan Greenwald	68	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2013, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2013, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2013, 2012, and 2011, for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2013	$300,000
President & Chairman	2012	$300,000
of the Board	2011	$300,000

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

Director Compensation

During 2013, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 20, 2014, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

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
______________________

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2013, and 2012,  the Company paid $104,000 and $86,000, respectively, for Audit Fees to Dixon Hughes Goodman LLP. No amounts were billed by Aronson, LLC during 2013 for the 2013 audit.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2013 and 2012, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2013 and 2012, the Company paid $11,000 and $13,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2013 and 2012, the Company did not pay or accrue any amounts for these services.

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

Dated: April 14, 2014

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2014	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 14, 2014	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 14, 2014	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of U.S. NeuroSurgical, Inc. and Subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2013. The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the consolidated financial statements, in October 2012 the Company's facility at New York University Medical Center ("NYU") was totally destroyed as a result of flooding from Hurricane Sandy. The Company derived substantially all of its patient revenue from NYU for the year ended December 31, 2012.  The Company has finalized an agreement with NYU and is in the process of preparing the new facility.

Aronson LLC
Rockville, Maryland
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of U.S. NeuroSurgical, Inc. and Subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America

 As discussed in Note D to the consolidated financial statements, in October 2012 the Company's facility at New York University Medical Center ("NYU") was totally destroyed as a result of flooding from Hurricane Sandy. The Company derived substantially all of its patient revenue from NYU for the year ended December 31, 2012.

Dixon Hughes Goodman LLP
Raleigh, North Carolina
April 1, 2013

Consolidated Balance Sheets
	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,414,000	$1,450,000
Accounts receivable	-	7,000
Insurance recoveries receivable	-	3,265,000
Due from related parties	316,000	292,000
Other current assets	30,000	33,000
Total current assets	1,760,000	5,047,000
Investments in unconsolidated entities	320,000	246,000

	$2,080,000	$5,293,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$154,000	$67,000
Obligations under capital lease	525,000	2,271,000
Asset retirement obligations	-	525,000
Total current liabilities	679,000	2,863,000

Deferred Income taxes	-	362,000
Total liabilities	679,000	3,225,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at December 31, 2013 and 2012	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,777,000)	(1,110,000)
	1,401,000	2,068,000

	$2,080,000	$5,293,000
See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations
	Years Ended December 31,
	2013	2012

Revenue	$-	$1,956,000

Costs and expenses:
Patient expenses	-	675,000
Selling, general and administrative	994,000	1,034,000

	994,000	1,709,000

Operating (loss) income	(994,000)	247,000

Interest expense	(15,000)	(199,000)
Interest income	11,000	29,000
Gain from sales of investments in unconsolidated entities	-	24,000
(Loss) income from investments in unconsolidated entities	(31,000)	60,000
Gain on disposal of gamma knife	-	930,000

(Loss) income before income taxes	(1,029,000)	1,091,000

Provision for income tax benefit (expense)	362,000	(362,000)

Net (loss) income	$(667,000)	$729,000

Basic and diluted net (loss) income per share	$(0.09)	$0.09

Weighted average common shares outstanding	7,797,185	7,797,185

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number		Additional
	of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2011	7,797,185	$78,000	$3,100,000	$(1,839,000)	$1,339,000

Net income for the year ended
December 31, 2012	-	-	-	729,000	729,000
Balance - December 31, 2012	7,797,185	$78,000	$3,100,000	$(1,110,000)	$2,068,000

Net loss for the year ended
December 31, 2013	-	-	-	(667,000)	(667,000)
Balance - December 31, 2013	7,797,185	$78,000	$3,100,000	$(1,777,000)	$1,401,000

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(667,000)	$729,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	426,000
Loss (income) from investment in unconsolidated entities	31,000	(60,000)
Gain from sales of member interests in unconsolidated entities	-	(24,000)
Gain on disposal of gamma knife	-	(930,000)
Deferred income taxes	(362,000)	362,000
Changes in:
Accounts receivable	7,000	306,000
Due from related parties	(79,000)	34,000
Other current assets	3,000	(26,000)
Accounts payable and accrued expenses	87,000	44,000
Net cash (used in) provided by operating activities	(980,000)	861,000

Cash flows from investing activities:
Investment in unconsolidated entities	(50,000)	-
Distributions from unconsolidated entities	-	190,000
Proceeds from insurance recoveries	3,265,000	-
Net cash provided by investing activities	3,215,000	190,000

Cash flows from financing activity:
Repayment of capital leases	(2,271,000)	(431,000)
Net cash used in financing activity	(2,271,000)	(431,000)

Net change in cash and cash equivalents	(36,000)	620,000
Cash and cash equivalents - beginning of year	1,450,000	830,000
Cash and cash equivalents - end of year	$1,414,000	$1,450,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,000	$199,000

Supplemental disclosures of noncash investing and financing activities:
Distribution from unconsolidated entities included in due from related parties	$40,000	$50,000
Sales proceeds from sales of member interests in unconsolidated entities included in due from related parties - net	$-	$112,000
Advances to unconsolidated entities converted to capital contribution	$23,000	$44,000
Settlement of asset retirement obligations funded by increase in capital lease obligation	$525,000	$-

See Note D for additional discussion on the gain on disposal of gamma knife

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note A – Organization and Business

U.S. NeuroSurgical, Inc. (“USN” or the “Company”), a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN owned one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN owned the gamma knife unit, and was reimbursed by the facility where it was housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Community Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners in partnership with local physicians and other investors. USNC owns a 20% interest in the venture. The center is located in Miami and opened in the second quarter of 2011. (See Note C[2])

In 2011, the Company formed Boca Oncology Partners, in partnership with local physicians and other investors. USNC initially owned a 22.5% interest in the venture. Following a sale of 50% of the Company’s interest in 2012 the Company’s interest in Boca Oncology Partners decreased to 11.25%. The center is located in Boca Raton, Florida, and was opened in the third quarter of 2012. (See Note C[3])

In early 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  The facility is undergoing renovation and continues to operate on a limited basis during construction.
 (See Note C[4])

On October 29, 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. It is in the process of preparing the new location of the Leksell PERFECTION gamma knife in the Tisch Hospital of NYU Langone Medical Center. It is estimated the center will be open and treating patients by the end of April 2014.  (See Note D)

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets.  The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities.  As such, the recorded balance of Corona Gamma Knife, LLC, NeuroPartners, LLC and Boca Oncology Partners. LLC have been taken to zero.

[4]	Revenue recognition:

Patient revenue is recognized when the gamma knife procedure is rendered.

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knife was being depreciated on the straight-line method over an estimated useful life of seven years.  The related costs incurred to reload the cobalt were being amortized on a straight-line method over an estimated useful life of five years.  Leasehold improvements were being amortized on the straight-line method over 7 to 20 years, the shorter of useful life, or the life of the leases.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2013 and 2012 was $0 and $414,000, respectively.  Amortization expense for 2013 and 2012 was $0 and  $12,000, respectively.

[7]	Capital leases:

Capital lease obligations are amortized ratably over the original term of the lease agreement, beginning with the earlier of the date the leased assets are placed in service or the effective date of the lease as defined in the lease agreement.

[8]	Guarantees:

The Company recognizes a liability at the fair value of the obligation at the inception of a financial guarantee contract. The initial liability is subsequently reduced as the Company is released from exposure under the guarantee. The Company amortizes the guarantee liability to the related income statement line item over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. If it becomes probable that the Company will have to perform on a guarantee, a separate liability is accrued if it is reasonably estimable, based on the facts and circumstances at that time. The Company reverses the fair value liability only when there is no further exposure under the guarantee.

[9]	Income taxes:

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2013 and 2012.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[10]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2013 and 2012, and therefore, no potential dilution for the periods presented.

[11]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2013 and 2012.

[12]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses.

[13]	Estimates and assumptions:

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

[14]	Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2013 and 2012 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2013 and 2012.

[15]	Credit risk:

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

[16]	Asset retirement obligations:

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated fair value of such liabilities.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.

[17]	Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note C - Investment in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Community Hospital (“SACH”) in Upland, California.  The Company participates in the ownership and operation of the center through USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SACH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.  Subsequently, in the first quarter of 2012, USNC sold a portion of its ownership to a new member, resulting in a decrease in its ownership in CGK to 39%.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.  The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance; certain disclosures are required rather than consolidation.  During 2013, the Company absorbed losses against the total outstanding receivables of $27,000 from NeuroPartners LLC and CGK due to these losses.  Amounts due from NeuroPartners LLC and CGK included in due from related parties total $0 and $3,000 at December 31, 2013 and 2012, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended
	December 31,
	2013	2012

Patient revenue	$1,040,000	$1,023,000

Net loss	$(180,000)	$(108,000)

USNC's equity in loss of Neuro Partners LLC and CGK	$(75,000)	$(34,000)

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2013	2012

Current assets	$521,000	$468,000

Noncurrent assets	1,626,000	2,261,000

Total assets	$2,147,000	$2,729,000

Current liabilities	$1,272,000	$442,000

Noncurrent liabilities	1,664,000	2,896,000

Equity	(789,000)	(609,000)

Total liabilities and equity	$2,147,000	$2,729,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s investment in FOP and FOPRE is $151,000 and $135,000 at December 31, 2013 and 2012.  Amounts due from FOP and FOPRE included in due from related parties total $40,000 and $83,000 at December 31, 2013 and 2012, respectively.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Combined Condensed Income Statement Information

	Year Ended December 31,
	2013	2012

Patient revenue	$2,836,000	$3,251,000

Net income	$281,000	$530,000

USNC's equity in income of FOP
and FOPRE	$56,000	$106,000

FOP and FOPRE Combined Condensed Balance Sheet Information

	December 31,
	2013	2012

Current assets	$653,000	$919,000

Noncurrent assets	5,795,000	6,374,000

Total assets	$6,448,000	$7,293,000

Current liabilities	$893,000	$965,000

Noncurrent liabilities	4,881,000	5,734,000

Equity	674,000	594,000

Total liabilities and equity	$6,448,000	$7,293,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC (Boca West IMP), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC invested $225,000 initially and had a 22.5% interest in BOP and BOPRE.  In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP as a 5 year note at 7% interest. The remaining 88.75% is owned by other outside investors.  In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP. Then the members of BOPRE sold 31.5% of their interests in BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%.

Although the Company reduced its investment to 11.25% of BOP and 15.4% of BOPRE, the Company continues to account for these investments under the equity method due to its participation in the management of the administration and accounting functions of BOP and BOPRE. Due to the outstanding loans made to BOP, BOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of BOP, since it does not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

Since June 2012, the Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment.  During 2013, the Company absorbed losses against $57,000 of outstanding receivables from BOP.   Amounts due from BOP and BOPRE included in due from related parties total $200,000 and $207,000 at December 31, 2013 and 2012, respectively. The Company’s recorded investment in BOPRE is $134,000 and $112,000 at December 31, 2013 and 2012 respectively.

In February 2014, the Company and other members sold their interests in BOP (Note K).

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of BOP and BOPRE:

BOP and BOPRE Combined Condensed Income Statement Information

	Year Ended December 31,
	2013	2012

Patient revenue	$2,386,000	$261,000

Net loss	$(207,000)	$(578,000)

USNC's equity in loss of BOP and BOPRE	$(23,000)	$(65,000)

BOP and BOPRE Combined Condensed Balance Sheet Information

	December 31,
	2013	2012

Current assets	$772,000	$289,000

Noncurrent assets	2,538,000	2,897,000

Total assets	$3,310,000	$3,186,000

Current liabilities	$730,000	$308,000

Noncurrent liabilities	2,126,000	2,368,000

Equity	454,000	510,000

Total liabilities and equity	$3,310,000	$3,186,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[4]	Broward Oncology Partners

In early 2013, the Company formed  Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  The facility is undergoing renovation and continues to operate on a limited basis during construction.

Revenues for BROP through December 31, 2013 were $522,000 and after expenses BROP has reported a loss of $120,000.  The Company’s recorded investment in BROP is $35,000. The Company accounts for this investment under the equity method since it exercises significant influence over BROP.  Amounts due from BROP included in due from related parties total $63,000 at December 31, 2013.

The following table represents the summarized financial information for BROP:

Broward Oncology Partners, LLC Condensed Income Statement Information

Year Ended
December 31,
2013

Patient revenue	$522,000

Net loss	$(120,000)

USNC's equity in loss of Broward Oncology Partners	$(15,000)

Broward Oncology Partners, LLC Condensed Balance Sheet Information

December 31,
2013

Current assets	$360,000

Noncurrent assets	239,000

Total assets	$599,000

Current liabilities	$319,000

Equity	280,000

Total liabilities and equity	$599,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note D - Agreement With New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (NYU agreement) with NYU for a period of seven years (the term), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $0 and $1,942,000, for 2013 and 2012 respectively.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment.  The emergency removal cost was $525,000.  The Company paid a lease settlement of the outstanding principal balance only and received from insurance coverage $930,000 above the lease principal payments and emergency removal costs.  The Company has finalized an agreement with NYU and is in the process of preparing the new location of the Leksell PERFEXION gamma knife in the Tisch Hospital of NYU Langone Medical Center. In early 2014, the Company has also entered into a modification of its original capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.5 million to be repaid over 72 months.  It is estimated the center will be open and treating patients by the end of April 2014.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The Company incurred the following income statement items in relation to Hurricane Sandy which are included in the other income/expense section:

2012

Insurance recovery income	$3,265,000

Damaged gamma knife equipment due to flooding	1,910,000
Costs related to disposal of gamma knife equipment	425,000

2,335,000

Net gain on disposal	$930,000

Note E - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.5 million to be repaid over 72 months. The lease terms will be finalized, and the lease payments will commence once the new facility has opened.  The remaining removal costs of the old equipment of $525,000 were reclassified to the capital lease obligation at December 31, 2013 since they were paid by Elekta Capital (Note F).

The obligations under the capital leases are as follows:

	December 31,
	2013	2012

Capital leases - Gamma Knife	$525,000	$2,271,000

Less current portion	(525,000)	(2,271,000)

	$-	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note F – Asset Retirement Obligations

During 2003, the Company recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of gamma knives, disposal of regulated materials and the restoration of facilities at NYU and RMC.  Such liabilities have been measured historically using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the gamma knives.  The Company was amortizing such costs over the lives of the respective useful lives from inception.  During 2011, when the Company sold the equipment at RMC, the asset retirement obligation was reduced to $100,000.  During the last quarter of 2012, the Company increased the liability by $425,000 due to projected costs for the emergency removal of the NYU gamma knife destroyed by flooding from Hurricane Sandy. In 2013, the Company modified its original capital lease agreement to finance the new NYU gamma knife and its related construction as well as the remaining costs to remove the old equipment (Note D).  Therefore, the asset retirement obligation at December 31, 2013 was reclassified to capital lease obligations (Note E).

	2013	2012

Asset retirement obligations, beginning of year	$525,000	$100,000
Liabilities reclassified to capital lease obligations	(525,000)
Increase in obligations during the year	-	425,000

Asset retirement of obligations, end of the year	$-	$525,000

Note G - Concentrations

For the year ended December 31, 2012, the Company derived substantially all of its revenue from NYU. Due to the destruction of the gamma knife at NYU the Company received no revenue during 2013. As of March 2014 the new gamma knife has been installed and the facility is due to begin treating patients in April 2014.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note H – Taxes

A reconciliation of the tax (benefit) provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2013	2012

Income tax at the federal statutory rate	$(350,000)	$371,000
State income tax, net of federal taxes	(34,000)	37,000
Other	(30,000)	10,000
Change in valuation allowance	52,000	(56,000)

Income tax (benefit) provision	$(362,000)	$362,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax asset:
Net operating loss	$866,000	$313,000
Asset retirement obligations	159,000	159,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense and accounts payable	8,000	-
	1,033,000	472,000
Deferred tax liability:
Basis difference in unconsolidated entities	(70,000)	-
Deferred gain on disposal of gamma knife	(911,000)	(834,000)
	52,000	(362,000)
Valuation allowance	(52,000)	-
Net deferred tax liability	$-	$(362,000)

A full valuation allowance had been provided at December 31, 2013, due principally to the evidence that it was more likely than not that the deferred tax assets would not be realized because certain loss carryforwards would not be utilized prior to expiration. The changes in the valuation allowance are as follows:

	Beginning Balance	Additions	Deductions	Ending Balance

December 31, 2013	$-	$52,000	$-	$52,000
December 31, 2012	$56,000	$-	$(56,000)	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

At December 31, 2013, the Company had loss carryforwards of $2,320,000, which may be offset against future taxable income.  If not used, the carryforwards will begin to expire in 2025.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2010.

Note I– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed March 2013, and expires March 2018.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2013, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2014	$39,000
2015	40,000
2016	42,000
2017	43,000
2018	11,000
$175,000

Rent expense was approximately $40,000 and $47,000 for 2013 and 2012, respectively.

[2]	Gamma Knives:

In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, were financed through a seven-year lease arrangement.  This PERFEXION equipment was recorded as a total loss as a result of flooding from Hurricane Sandy.  See Notes D and E.

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

[4]	Guarantee of Lease Obligations:

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SACH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $2,013,000 and $2,896,000 at December 31, 2013 and 2012, respectively.  In 2014, NeuroPartners, LLC has the option to purchase the gamma knife for $490,000.

USN is also a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease with respect to the oncology equipment at its West Kendall, Florida cancer center.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The outstanding balance on the lease obligation was $4,220,000 and $4,977,000 at December 31, 2013 and 2012, respectively.

USNC is also a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at Boca Raton, Florida cancer center. The outstanding balance on the lease obligation was $1,321,000 and $1,607,000 at December 31, 2013 and 2012, respectively.  Upon the sale of BOP, which occurred in February 2014 (Note K), USNC was indemnified by the buyer from any losses arising from the guarantee.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and expects any amounts arising from these guarantees to be insignificant.

[5]	Guarantee of Mortgages:

USN is a 20% guarantor on FOPRE’s ten-year mortgage.  This mortgage had an original balance of $1,534,000 and is secured by the commercial condominiums in which FOP operates. The outstanding balance on the mortgage is $1,484,000 and $1,514,000 at December 31, 2013 and 2012, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,823,000 and $2,911,000 at December 31, 2013 and 2012, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

[6]	Product liability:

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note J - Employees' IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for both 2013 and 2012.

Note K – Subsequent Events

In February 2014, the Company and certain other investors sold their interest in Boca Oncology Partners, LLC to SFRO Holdings.  All obligations related to the capital lease and related guarantee were fully indemnified by the new owner.  All loans made by the Company to Boca Oncology Partners, LLC were paid in full.  Boca Onology Partners, LLC received $1,251,255 from SFRO.  After partner equity in the company as well as various loans made to the Company were repaid, the proceed from the sale was $470,000. The Company’s estimated gain from the sale of Boca Oncology Partners, LLC is $106,000.

On March 1, 2014, the Company received approximately $460,000 from certain other investors as short term construction loans. The loans are repayable within one year at an interest rate of 10% per annum.

In April of 2014 the new gamma knife center is due to open at the NYU facility.  In early 2014, the Company entered into a modification of its original capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.5 million to be repaid over 72 months (Notes D and E).