Form 10-Q
period 2014-03-31
US NEUROSURGICAL INC
filed 2014-05-15
CIK 1089815

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15, 2014 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,697,000	$1,414,000
Due from related parties	117,000	316,000
Other current assets	27,000	30,000
Total current assets	1,841,000	1,760,000
Investments in unconsolidated entities	331,000	320,000

Leasehold improvements	440,000	-

	$2,612,000	$2,080,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$330,000	$154,000
Obligations under capital lease	525,000	525,000
Short-term loans	462,000	-
Total liabilities	1,317,000	679,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at March 31, 2014 and December 31, 2013.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,883,000)	(1,777,000)
Total stockholders' equity	1,295,000	1,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,612,000	$2,080,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	259,000	227,000

Total	259,000	227,000

Operating loss	(259,000)	(227,000)

Interest expense	(13,000)	-
Interest income	-	9,000
Gain from sales of investments in unconsolidated entity	205,000	-
Loss from investments in unconsolidated entities	(39,000)	(7,000)

Loss before income taxes	(106,000)	(225,000)

Provision for income tax benefit	-	84,000

Net loss	$(106,000)	$(141,000)

Basic and diluted net (loss) income per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(106,000)	$(141,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated entities, net	39,000	7,000
Gain from sale of member interests in unconsolidated entities	(205,000)	-
Deferred income taxes	-	(84,000)
Changes in:
Other current assets	3,000	(14,000)
Accounts payable and accrued expenses	37,000	30,000
Asset retirement obligations	-	(40,000)
Net cash used in operating activities	(232,000)	(242,000)

Cash flows from investing activities:
Proceeds from insurance recoveries	-	3,265,000
Proceeds from sale of investment	156,000	-
Purchase of leasehold improvements	(301,000)	-
Decrease (increase) in due from related parties	198,000	(298,000)
Net cash provided by investing activities	53,000	2,967,000

Cash flows from financing activities:
Repayment of capital lease obligations	-	(2,271,000)
Proceeds from short-term loans	462,000	-
Net cash provided by (used in) financing activities	462,000	(2,271,000)

Net change in cash and cash equivalents	283,000	454,000
Cash and cash equivalents - beginning of period	1,414,000	1,450,000
Cash and cash equivalents - end of period	$1,697,000	$1,904,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,000	$-

Supplemental disclosure of of noncash investing and financing activities:
Purchase of leasehold improvements included in accounts payable	$139,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at March 31, 2014, and 2013, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Certain amounts in the March 31, 2013 condensed consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications have no effect on the previously reported net loss.

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

The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The new location, of the Leksell PERFECTION gamma knife in the Tisch Hospital of NYU Langone Medical Center, opened and treated its first patient on April, 29, 2014.

The terms of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site. The lease is in the process of being finalized by the Lessor and has not been signed.

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

USNC is a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $2,145,000 at March 31, 2014.  In 2016, NeuroPartners LLC has the option to purchase the gamma knife for $490,000. The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and expects any amounts arising from this guarantee to be insignificant.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance; certain disclosures are required rather than consolidation.  During the three months ended March 31, 2014, the Company absorbed losses against the total outstanding receivables of $38,000 from NeuroPartners LLC and CGK. This comprised $14,000 of losses incurred during the period and $24,000 of losses from prior periods applied to new advances made by the Company to CGK and NeuroPartners LLC during the three months ended March 31, 2014.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Three Months Ended
	March 31,
	2014	2013

Patient revenue	$264,000	$358,000

Net loss	$(24,000)	$63,000

USNC's equity in loss of Neuro Partners, LLC and CGK	$(14,000)	$22,000

Neuro Partners, LLC and CGK Condensed Balance Sheet Information

	March 31,	December 31,
	2014	2013

Current assets	$635,000	$521,000

Noncurrent assets	1,467,000	1,626,000

Total assets	$2,102,000	$2,147,000

Current liabilities	$1,323,000	$1,272,000

Noncurrent liabilities	1,594,000	1,664,000

Equity	(815,000)	(789,000)

Total liabilities and equity	$2,102,000	$2,147,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $130,000 and $151,000 at March 31, 2014 and December 31, 2013, respectively. Amounts due from FOP and FOP RE included in due from related parties total $50,000 and $40,000 at March 31, 2014 and December 31, 2013 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $4,022,000 at March 31, 2014. The Company expects any potential obligations from this guarantee to be reduced by the recoveries of the respective collateral and expects any amounts arising from this guarantee to be insignificant.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,472,000 at March 31, 2014. The Company expects any potential obligations from these guarantees to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2014	2013

Patient revenue	$487,000	$612,000

Net loss	$(107,000)	$(35,000)

USNC's equity in loss of FOP and FOPRE	$(21,000)	$(7,000)

FOP and FOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2014	2013

Current assets	$642,000	$653,000

Noncurrent assets	5,559,000	5,795,000

Total assets	$6,201,000	$6,448,000

Current liabilities	$980,000	$893,000

Noncurrent liabilities	4,655,000	4,881,000

Equity	566,000	674,000

Total liabilities and equity	$6,201,000	$6,448,000

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

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP as a 5 year note at 7% interest. The remaining 88.75% was owned by other outside investors.  In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West IMP. Then the members of BOPRE sold 31.5% of their interests in BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%.

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

In February 2014, the Company and other members sold their interests in BOP.  Three members provided short-term loans to the Company of $462,000 from their sales proceeds.  The Company’s proceeds from the sale of BOP were allocated as follows:

Proceeds from sale	$407,000
Payoff of loans to BOP	202,000
Net proceeds	$205,000
Less: Investment in BOP	-
Gain from sale	$205,000

The Company’s recorded investment in BOPRE is $134,000 at March 31, 2014 and December 31, 2013.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,800,000 at March 31, 2014.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

USNC was a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at the Boca Raton, Florida cancer center. Upon the sale of BOP, which occurred in 2014, USNC was indemnified by the buyer from any losses arising from the guarantee.

The following tables present the summarized financial information of BOP and BOPRE:

BOP Condensed Income Statement Information

	Three Months Ended March 31,
	2014	2013

Patient revenue	$115,000	$519,000

Net income	$(108,000)	$13,000

USNC's equity in (loss) income in BOP	$(12,000)	$1,000

BOP Condensed Balance Sheet Information

	March 31,	December 31,
	2014	2013

Current assets	$-	$640,000

Noncurrent assets	-	1,831,000

Total assets	$-	$2,471,000

Current liabilities	$-	$730,000

Noncurrent liabilities	-	2,126,000

Equity	-	(385,000)

Total liabilities and equity	$-	$2,471,000

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2014	2013

Rental Income	$-	$-

Net income (loss)	$-	$-

USNC's equity in income in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2014	2013

Current assets	$103,000	$132,000

Noncurrent assets	736,000	707,000

Total assets	$839,000	$839,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	839,000	839,000

Total liabilities and equity	$839,000	$839,000

Note F – Broward Oncology Partners

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

The Company’s recorded investment in BROP is $67,000 and $35,000 at March 31, 2014 and December 31, 2013 respectively. The Company accounts for this investment under the equity method since it exercises significant influence over BROP.  Amounts due from BROP included in due from related parties total $67,000 and $63,000 at March 31, 2014 and December 31, 2013 respectively.

In May 2014, the Company and other members sold their interests in BROP. The Company is in the process of determining any gain or loss arising on disposal.

The following tables present the summarized financial information of BROP:

BROP Condensed Income Statement Information

	Three Months Ended March 31,
	2014	2013

Patient revenue	$505,000	$-

Net income	$255,000	$-

USNC's equity in income in BROP	$32,000	$-

BROP Condensed Balance Sheet Information

	March 31,	December 31,
	2014	2013

Current assets	$749,000	$360,000

Noncurrent assets	282,000	239,000

Total assets	$1,031,000	$599,000

Current liabilities	$496,000	$319,000

Equity	535,000	280,000

Total liabilities and equity	$1,031,000	$599,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37% for the three months ending March 31, 2014.  The Company recorded a full valuation allowance against its estimated deferred tax benefit for the three months ended March 31, 2014.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. and subsidiaries (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2013 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

There was no patient revenue or expenses for the quarters ended March 31, 2014 and 2013 as a result of the destruction of the NYU gamma knife facility in October 2012.

Selling, general and administrative expenses of $259,000 for the first quarter of 2014 was 14% more than the $227,000 incurred during the comparable period in 2013.  The increase in SG&A expenses was primarily due to an increase in audit fees related to the change of accountants.

The Company incurred $13,000 in interest expense in the first quarter of 2014. The framework for a loan arrangement for the construction of the gamma knife suite has been secured and interest is being paid on the amounts expended to date on the Company’s behalf, mainly for the removal of the destroyed gamma knife and related equipment. Interest is also being paid on short term construction loans from outside investors.

During the first quarter of 2014, the Company recognized a gain of $168,000 and received $37,000 in settlement of past management fees from the sale of its interest in BOP.

For the three months ended March 31, 2014, the Company reported a net loss of $106,000 as compared to net loss of $141,000 for the same period a year earlier.

Liquidity and Capital Resources

At March 31, 2014, the Company had working capital of $524,000 as compared to $1,081,000 at December 31, 2013.  This decrease was due to additional construction and leasehold improvements recorded in connection with the reopening of the Company’s NYU gamma knife center.  Cash and cash equivalents at March 31, 2014 were $1,697,000 as compared to $1,414,000 at December 31, 2013.

Net cash used in operating activities for the three months ended March 31, 2014 was $232,000 as compared to $242,000 used in operating activities in the same period a year earlier. Accounts payable and accrued expenses increased $37,000, excluding amounts relating to leasehold improvements, during the first three months of 2014 as compared to an increase of $30,000 in the prior period.

With respect to investing activities, the Company sold its interest in BOP in the first quarter of 2014 for proceeds after allocation towards repayment of the Company’s intercompany loans to BOP and management fees of $156,000.  The Company received $3,265,000 in insurance proceeds related to the destruction of the NYU gamma knife during the first quarter of 2013.  Additionally, due from related parties of $198,000 were repaid primarily in connection with the sale of BOP compared to an increase in due from related parties of $298,000 in the comparable period in 2013.  With respect to financing activities, the Company borrowed $462,000 in short-term loans from outside investors. The Company paid $2,271,000 towards its capital lease obligations during the three months ended March 31, 2013.

Due to the disruption caused by the flooding from Hurricane Sandy, the Company has not received revenues from the NYU facility for the first quarter of 2014. The center reopened in late April and is now accepting patients for treatment.

The term of the agreement with NYU will remain the same, terminating at the end of March 2021.  The Company has obtained a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment as well as the cost of the construction required at the relocated site. This financing agreement is in the process of being finalized.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2013, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent cobalt leakage that might occur due to rusting of the equipment.  While the Company has reopened the facility as of this report date, the facility was closed for approximately 18 months. It may take additional time to achieve the level of patient volume that the center was handling prior to the disruption.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2014: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, income taxes and guarantee obligations. The Company is in the process of developing plans to remediate this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 15, 2014	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer of the Registrant