Form 10-Q
period 2014-06-30
US NEUROSURGICAL INC
filed 2014-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 13, 2014 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,094,000	$1,414,000
Accounts receivable	725,000	-
Due from related parties	-	316,000
Other current assets	31,000	30,000
Total current assets	1,850,000	1,760,000

Investments in unconsolidated entities	295,000	320,000

Gamma knife (net of accumulated depreciation of $142,000 in 2014)	3,737,000	-
Leasehold improvements (net of accumulated depreciation of $55,000 in 2014)	1,483,000	-
	5,220,000	-

	$7,365,000	$2,080,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$718,000	$525,000
Short-term loans	462,000	-
Accounts payable and accrued expenses	81,000	154,000
Total current liabilities	1,261,000	679,000

Obligations under capital lease - net of current portion	4,146,000	-
Asset retirement obligations	431,000	-
Total liabilities	5,838,000	679,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at June 30, 2014 and December 31, 2013.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,651,000)	(1,777,000)
Total stockholders' equity	1,527,000	1,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,365,000	$2,080,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013

Revenue	$737,000	$-

Costs and expenses:
Patient expenses	204,000	-
Selling, general and administrative	309,000	322,000

Total	513,000	322,000

Operating income (loss)	224,000	(322,000)

Interest expense	(52,000)	-
Interest income	-	3,000
Gain from sales of investments in unconsolidated entities	33,000	-
Income from investments in unconsolidated entities	27,000	19,000

Income (loss) before income taxes	232,000	(300,000)

Provision for income tax benefit	-	112,000

Net income (loss)	$232,000	$(188,000)

Basic and diluted net income (loss) per share	$0.03	$(0.02)

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013

Revenue	$737,000	$-

Costs and expenses:
Patient expenses	204,000	-
Selling, general and administrative	568,000	544,000

Total	772,000	544,000

Operating loss	(35,000)	(544,000)

Interest expense	(65,000)	-
Interest income	-	9,000
Gain from sales of investments in unconsolidated entities	238,000	-
(Loss) income from investments in unconsolidated entities	(12,000)	12,000

Income (loss) before income taxes	126,000	(523,000)

Provision for income tax benefit	-	196,000

Net income (loss)	$126,000	$(327,000)

Basic and diluted net income (loss) per share	$0.02	$(0.04)

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$126,000	$(327,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	197,000	-
Loss (income) from investment in unconsolidated entities, net	12,000	(12,000)
Gain from sales of investments in unconsolidated entities	(238,000)	-
Accrued interest from capital lease obligations	42,000	-
Deferred income taxes	-	(196,000)
Changes in:
Accounts receivable	(725,000)	7,000
Other current assets	(1,000)	(51,000)
Accounts payable and accrued expenses	(73,000)	93,000
Asset retirement obligations	-	(40,000)
Net cash used in operating activities	(660,000)	(526,000)

Cash flows from investing activities:
Proceeds from insurance recoveries	-	3,265,000
Proceeds from sale of investments	256,000	-
Purchase of leasehold improvements	(689,000)	-
Investments in unconsolidated entities	-	(50,000)
Repayment of (advances to) related parties	311,000	(222,000)
Net cash (used in) provided by investing activities	(122,000)	2,993,000

Cash flows from financing activities:
Repayment of capital lease obligations	-	(2,271,000)
Proceeds from short-term loans	462,000	-
Net cash provided by (used in) financing activities	462,000	(2,271,000)

Net change in cash and cash equivalents	(320,000)	196,000
Cash and cash equivalents - beginning of period	1,414,000	1,450,000
Cash and cash equivalents - end of period	$1,094,000	$1,646,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$21,000	$-

Supplemental disclosure of of noncash investing and financing activities:
Purchase of gamma knife and related leasehold improvements through capital lease obligation	$4,297,000	$-
Increase in fixed assets due to capitalization of asset retirement obligation	$431,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical and subsidiaries (“USN” or the “Company”) at June 30, 2014, and 2013, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Certain amounts in the June 30, 2013 condensed consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications have no effect on the previously reported net loss.

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

The terms of the agreement with NYU remained the same, terminating at the end of March 2021.  The Company entered into a six year lease in the amount of $4.6 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 is due on September 1, 2014, and the final payment is due on May 1, 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 is due on November 1, 2014, and the final payment is due on July 1, 2016.

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

USNC is a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $1,987,000 at June 30, 2014.  In 2016, NeuroPartners LLC has the option to purchase the gamma knife for $490,000. The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and expects any amounts arising from this guarantee to be insignificant.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance; certain disclosures are required rather than consolidation.  During the six months ended June 30, 2014, the Company absorbed losses against the total outstanding receivables of $42,000 from NeuroPartners LLC and CGK. This comprised $18,000 of losses incurred during the period and $24,000 of losses from prior periods applied to new advances made by the Company to CGK and NeuroPartners LLC during the six months ended June 30, 2014.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Six Months Ended
	June 30,
	2014	2013

Patient revenue	$562,000	$603,000

Net loss	$(25,000)	$(3,000)

USNC's equity in loss of Neuro Partners, LLC and CGK	$(18,000)	$(6,000)

	Three Months Ended
	June 30,
	2014	2013

Patient revenue	$298,000	$245,000

Net loss	$(1,000)	$(66,000)

USNC's equity in loss of Neuro Partners, LLC and CGK	$(4,000)	$(28,000)

Neuro Partners, LLC and CGK Condensed Balance Sheet Information

	June 30,	December 31,
	2014	2013

Current assets	$670,000	$521,000

Noncurrent assets	1,308,000	1,626,000

Total assets	$1,978,000	$2,147,000

Current liabilities	$1,477,000	$1,272,000

Noncurrent liabilities	1,315,000	1,664,000

Equity	(814,000)	(789,000)

Total liabilities and equity	$1,978,000	$2,147,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $161,000 and $151,000 at June 30, 2014 and December 31, 2013, respectively. Amounts due from FOP and FOP RE included in due from related parties total $0 and $40,000 at June 30, 2014 and December 31, 2013 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $3,818,000 at June 30, 2014. The Company expects any potential obligations from this guarantee to be reduced by the recoveries of the respective collateral and expects any amounts arising from this guarantee to be insignificant.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,466,000 at June 30, 2014. The Company expects any potential obligations from these guarantees to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2014	2013

Patient revenue	$1,235,000	$1,469,000

Net income	$48,000	$81,000

USNC's equity in income of FOP and FOPRE	$10,000	$16,000

	Three Months Ended
	June 30,
	2014	2013

Patient revenue	$748,000	$812,000

Net income	$155,000	$116,000

USNC's equity in income of FOP and FOPRE	$31,000	$23,000

FOP and FOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2014	2013

Current assets	$740,000	$653,000

Noncurrent assets	5,396,000	5,795,000

Total assets	$6,136,000	$6,448,000

Current liabilities	$989,000	$893,000

Noncurrent liabilities	4,425,000	4,881,000

Equity	722,000	674,000

Total liabilities and equity	$6,136,000	$6,448,000

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

Although the Company reduced its investment to 11.25% of BOP and 15.4% of BOPRE, the Company continues to account for these investments under the equity method due to its participation in the management of the administration and accounting functions of BOP and BOPRE. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it does not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.  Three members provided short-term loans to the Company of $462,000 from their sales proceeds.  The Company has accrued $15,000 in interest expense related to these loans.

The Company’s recorded investment in BOPRE is $134,000 at June 30, 2014 and December 31, 2013.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,800,000 at June 30, 2014.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

USNC was a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at the Boca Raton, Florida cancer center. Upon the sale of BOP, which occurred in 2014, USNC was indemnified by the buyer from any losses arising from the guarantee.

The following tables present the summarized financial information of BOP and BOPRE:

BOP Condensed Income Statement Information

	Six Months Ended
	June 30,
	2014	2013

Patient revenue	$115,000	$1,119,000

Net loss	$(108,000)	$(89,000)

USNC's equity in loss in BOP	$(12,000)	$(11,000)

Three Months Ended June 30,
2013

Patient revenue	$600,000

Net loss	$(102,000)

USNC's equity in loss in BOP	$(11,000)

BOP Condensed Balance Sheet Information

December 31,
2013

Current assets	$640,000

Noncurrent assets	1,831,000

Total assets	$2,471,000

Current liabilities	$730,000

Noncurrent liabilities	2,126,000

Equity	(385,000)

Total liabilities and equity	$2,471,000

BOPRE Condensed Income Statement Information

Six Months Ended
June 30,
	2014	2013

Rental Income	$-	$-

Net income (loss)	$-	$-

USNC's equity in income in BOPRE	$-	$-

Three Months Ended
June 30,
	2014	2013

Rental Income	$-	$-

Net income (loss)	$-	$-

USNC's equity in income in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2014	2013

Current assets	$88,000	$132,000

Noncurrent assets	751,000	707,000

Total assets	$839,000	$839,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	839,000	839,000

Total liabilities and equity	$839,000	$839,000

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

BROP had no income recorded for the second quarter of 2014 and in May 2014, the Company and other members sold their interests in BROP. The Company’s proceeds from the sale of BROP were allocated as follows:

Proceeds from sale	$160,000
Payoff of loans to BROP	60,000
Net proceeds	100,000
Less: Investment in BROP	(67,000)
Gain from sale	$33,000

The following tables present the summarized financial information of BROP:

BROP Condensed Income Statement Information
	Six Months Ended
	June 30,
	2014	2013

Patient revenue	$505,000	$-

Net income (loss)	$255,000	$(100,000)

USNC's equity in income (loss) in BROP	$32,000	$(13,000)

Three Months Ended June 30,
2013

Patient revenue	$-

Net loss	$(100,000)

USNC's equity in loss in BROP	$(13,000)

BROP Condensed Balance Sheet Information

December 31,
2013

Current assets	$360,000

Noncurrent assets	239,000

Total assets	$599,000

Current liabilities	$319,000

Equity	280,000

Total liabilities and equity	$599,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37% for the three and six months ending June 30, 2014.  Prior reserved net operating losses have been reversed during the three months ended June 30, 2014 to offset current taxable income.  The Company recorded a full valuation allowance against its estimated deferred tax benefit for the three and six months ended June 30, 2014.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. and subsidiaries (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2013 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Patient revenue and expenses for the three months ended June 30, 2014 were $737,000 and $204,000 respectively, compared to none the previous year due to the center being closed in 2013 as a result of the destruction of the NYU gamma knife facility in October 2012.

Selling, general and administrative expense of $309,000 for the second quarter of 2014 was 4% lower than the $322,000 incurred during the comparable period in 2013.  The decrease in SG&A expenses was mostly due to lower audit expenses and a decrease in insurance costs.

The Company incurred $52,000 of interest expense in the second quarter of 2014 related to the new capital lease and the short term construction loan. There was no interest during the same period in 2013 as a result of the early payoff of the Company’s previous capital lease due to the destruction of the gamma knife and related equipment and receipt of associated insurance proceeds in early 2013.

During the three months ended June 30, 2014, the Company recognized a gain on sale of investments of $33,000 in settlement from the sale of its interest in BROP.  There were no sales of investments during the three months ended June 30, 2013.

During the three months ended June 30, 2014, the Company did not recognize a provision for income taxes as compared to an income tax benefit of $112,000 for the same period a year earlier.

For the three months ended June 30, 2014, the Company reported a net income of $232,000 as compared to a net loss of $188,000 for the same period a year earlier.

Six months ended June 30, 2014 Compared to Six months ended June 30, 2013

Patient revenue and expenses for the six months ended June 30, 2014 were $737,000 and $204,000 respectively, compared to none the previous year due to the center being closed in 2013 as a result of the destruction of the NYU gamma knife facility in October 2012.

Selling, general and administrative expenses of $568,000 for the six months ended June 30, 2014 were 4% more than the $544,000 incurred during the comparable period in 2013.  The increase in SG&A expenses was primarily due to an increase of expenses related to opening the new facility.

The Company incurred $65,000 in interest expense in the six months ended June 30, 2014 related to the new capital lease and the short term construction loans.

During the six months ended June 30, 2014, the Company recognized a gain on sale of investments of $238,000 from the sale of its interest in BOP and BROP.  There were no sales of investments or settlement of past management fees during the six months ended June 30, 2013.

During the six months ended June 30, 2014, the Company did not recognize a provision for income taxes as compared to an income tax benefit of $196,000 for the same period a year earlier.

For the six months ended June 30, 2014, the Company reported a net income of $126,000 as compared to net loss of $327,000 for the same period a year earlier.

Liquidity and Capital Resources

At June 30, 2014, the Company had working capital of $589,000 as compared to $1,081,000 at December 31, 2013.  This decrease was due to the cost of additional construction and leasehold improvements recorded in connection with the reopening of the Company’s NYU gamma knife center.  Cash and cash equivalents at June 30, 2014 were $1,094,000 as compared to $1,414,000 at December 31, 2013.

Net cash used in operating activities for the six months ended June 30, 2014 was $660,000 as compared to $526,000 used in operating activities in the same period a year earlier. Accounts receivable increased $725,000 for the six months ended June 30, 2014 as compared to none the previous year due to the reopening of the NYU gamma knife facility.

With respect to investing activities, the Company sold its interest in BOP in the first quarter of 2014 for proceeds of $156,000 after allocation towards repayment of the Company’s intercompany loans to BOP.  The Company sold its interest in BROP in the second quarter of 2014 for proceeds of $100,000 after allocation towards repayment of the Company’s intercompany loans to BROP.  The Company received $3,265,000 in insurance proceeds related to the destruction of the NYU gamma knife during the previous year.  Additionally, due from related parties of $311,000 were repaid primarily in connection with the sale of BOP and BROP compared to an increase in due from related parties of $222,000 the previous year.  With respect to financing activities, the Company borrowed $462,000 in short-term loans from outside investors in the first quarter of 2014. The Company paid $2,271,000 towards its capital lease during the previous year.

Due to the disruption caused by the flooding from Hurricane Sandy, the Company did not receive revenues from the NYU facility until late April 2014 when the center reopened and began accepting patients for treatment.

The terms of the agreement with NYU remained the same, terminating at the end of March 2021.  The Company entered into a six year lease in the amount of $4.6 million for the purchase of the replacement equipment. The first payment of $78,000 is due on September 1, 2014, and the final payment is due on May 1, 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 is due on November 1, 2014, and the final payment is due on July 1, 2016.

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

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  The gamma knife had to be removed to prevent cobalt leakage that might occur due to rusting of the equipment.  While the Company reopened the facility in late April 2014, the facility was closed for approximately 18 months. It may take additional time to achieve and sustain the level of patient volume that the center was handling prior to the disruption.

The Company entered into a commitment for lease financing in the amount of $4.6 million for the purchase of the replacement equipment and for some construction and other costs associated with the damaged machine removal and new machine installation.

The Company anticipates that these factors may result in significant operating losses for the next several quarters.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new gamma knife or other types of cancer treatment centers.  The Company expects to incur net cash outflows from operating activities for the next several quarters due to the destruction of the NYU Gamma Knife.  Should net cash outflows continue for an extended period of time, or should the actual construction costs incurred materially exceed forecasts, we will be required to seek additional capital to support continued operations and the development of new centers, but we cannot assure you, however, that we will be able to raise such additional capital as and when required.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2014: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, income taxes and guarantee obligations. The Company is in the process of developing plans to remediate this material weakness.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: August 14, 2014	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer of the Registrant