Form 10-K
period 2014-12-31
US NEUROSURGICAL INC
filed 2015-03-31
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes  ☐     No  ☒

As of June 30, 2014, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $771,000, based upon the closing price as reported on the OTCQB marketplace for that day.

As of March 27, 2015, there were outstanding 7,797,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2014

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

Disclosure Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the timing and ultimate collectability of accounts receivable for gamma knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation and malpractice liability.  Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are included in Item 1A, Risk Factors, and may also be identified from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

Restatement of Prior Year Financial Statements

We have restated our Consolidated Financial Statements for the year ended December 31, 2013 as a result of previously unrecorded assets and liabilities in connection with construction costs related to our new gamma knife installation at New York University Medical Center.  Of the total construction costs incurred during 2013 and 2014, we determined that our leasing company paid $2,880,000 additional in 2013 and charged us interest expense of $69,000, which should also have been capitalized.  These amounts were financed by our capital lease obligation.  We erroneously did not record this additional asset and liability of $2,949,000 until 2014 when the capital lease payment schedule was finalized.

The specific information relating to this error was discovered during the process of finalizing the audit for our 2014 fiscal year.

The Company has corrected the accounting errors in the Consolidated Financial Statements, which have been adjusted as follows:

•	At December 31, 2013, the Company increased long-term assets for capital lease asset under construction by $2,949,000.
•	To correctly allocate the associated capital lease obligation, current liabilities were decreased by $260,000 and long-term liabilities were increased by $3,209,000.
•	There was no change to previously reported accumulated deficit, stockholders’ equity, net loss, or net cash flows.

General

USN was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing gamma knife technology.  USN currently owns and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company opened a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital (“SARH”) in Upland, California.

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

During the fourth quarter of 2007, USN formed a new wholly owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC.  Those subsidiaries were formed to develop and manage the gamma knife center at SARH.

USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the gamma knife.  As it has with its NYU and SARH gamma knife centers, if circumstances support the opening of additional centers, USN would seek cooperative ventures with these facilities.

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The location of the restored center, with the new Leksell PERFECTION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center reopened and the first patient was treated on April, 29, 2014.

USN believes that, as of December 31, 2014, there were approximately 120 gamma knife treatment centers in the U.S.

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

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USN Corona, Inc., USN’s subsidiary, owned an 11.25% interest in the venture. The center is located in Boca Raton, Florida, and opened in the third quarter of 2012. In February of 2014, the Company and other partners sold their interest in Boca Oncology Partners, LLC to SFRO Holdings.

In January 2013, the Company formed Broward Oncology Partners, LLC with other outside investors to operate a radiation oncology center in Fort Lauderdale, Florida.  USNC owned a 12.5% interest in the venture.  The center opened in February 2013.  In May 2014, the Company and other members sold their interests in Broward Oncology Partners, LLC.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and its long term contract with NYU.  The Company’s new facility, with the replacement Leksell PERFECTION gamma knife, is located in the Tisch Hospital of NYU Langone Medical Center.  The facility reopened and began receiving patients at the end of April 2014.

The Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. In addition, the Company prepaid its January 2015 capital lease payment during the year. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016.

The major terms of the agreement with NYU continue in effect, terminating at the end of March 2021.  The Company is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and is reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  At the end of the contract term, costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

NYU pays USN a scheduled fee based on the number of patient procedures performed. During 2013 the Company had no revenues due to the replacement and rebuilding of the center. From the reopening of the new facility at the end of April through December 31, 2014 there have been 326 patients treated at the facility, resulting in total revenue of $2,607,000.

The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at SARH in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  The outstanding balance on the lease obligations was $1,660,000 at December 31, 2014.  In 2016, Neuro Partners, LLC has the option to purchase the gamma knife for $490,000.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral and expects any amounts arising from this guarantee to be insignificant.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners, LLC and CGK, NeuroPartners, LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners, LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners, LLC’s and CGK’s economic performance, certain disclosures are required rather than consolidation.

During 2014, the Company absorbed losses against the total outstanding receivables of $45,000 from NeuroPartners, LLC and CGK. For the year ended December 31, 2014, the Company’s equity in income of NeuroPartners, LLC and CGK was $14,000. This income has not yet offset the Company’s portion of the total accumulated deficit of $1,084,000.

Future Gamma Knife Centers

USN is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011.  During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is  $190,000 and $151,000 at December 31, 2014 and 2013, respectively.   Amounts due from FOP and FOPRE included in due from related parties total $8,000 and $40,000 at December 31, 2014 and 2013, respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $3,398,000 at December 31, 2014.  The Company expects any potential obligations from this guarantee would be reduced by the recoveries of the respective collateral and expects any amounts arising from this guarantee to be insignificant.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,447,000 at December 31, 2014.  The Company expects any potential obligations from these guarantees would be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC, invested $225,000 initially and had a 22.5% interest in BOP and BOPRE.

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP as a 5 year note at 7% interest. The remaining 88.75% was owned by other outside investors. In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor, bringing its total interest to 23.75%.  BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West IMP.  Then the members of BOPRE sold 31.5% of BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%.

Although the Company reduced its investment to 11.25% of BOP and 15.4% of BOPRE, the Company continues to account for these investments under the equity method due to its participation in the management of the administration and accounting functions of BOP and BOPRE. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it did not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.

The center opened and the first patient was treated in August 2012.  In February 2014, the Company and other members sold their interests in BOP.  Three members provided short-term loans to the Company of $462,000 from their sales proceeds.  During 2014, the Company had incurred $26,000 in interest expense related to these loans. During the year ended December 31, 2014, the Company repaid all of the loan balance and associated interest.

The Company’s recorded investment in BOPRE is $134,000 at December 31, 2014.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,730,000 at December 31, 2014.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

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

Dependence on Hospital, Healthcare Organizations and Others

In establishing new gamma knife centers, USN must reach an arrangement with a hospital or other medical center for the installation and operation of a gamma knife facility and then to purchase the gamma knife equipment and construct and operate the facility.  Before entering into such an agreement, USN must make an assessment of the economic feasibility of operating the gamma knife at that location.  The Company retains no control or influence over the medical staff or decisions regarding the treatment of patients.  In that regard, USN’s economic success is highly dependent on its initial determinations of the viability of the gamma knife’s location.  Should the medical center or the physicians at that medical center ultimately use the gamma knife facility for significantly fewer patients than initially projected, the Company could be required to operate the gamma knife center at a loss for an extended period of time.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFECTION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  All of the Company’s revenue for 2014 resulted from patients treated at this facility.

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $42,000 per year.  USN occupies about 3,800 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, USN is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to USN for the use of the gamma knife.  USN’s agreement with NYU was extended in 2008 and now expires in 2021.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2013 through December 31, 2014.

Period	High Close	Low Close

January 1 – March 31, 2013	.11	.08
April 1 - June 30, 2013	.12	.09
July 1 – September 30, 2013	.11	.11
October 1 – December 31, 2013	.13	.09

January 1 – March 31, 2014	.28	.10
April 1 - June 30, 2014	.19	.14
July 1 – September 30, 2014	.35	.11
October 1 – December 31, 2014	.55	.22

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 27, 2015, there were approximately 76 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2014, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2014 Compared to 2013

Patient revenue in 2014 was $2,607,000 as compared to no revenue in 2013. This increase in patient revenue was due to the reopening of the facility in April 2014, after the destruction of the gamma knife at the NYU center following Hurricane Sandy in October of 2012.

Patient expenses in 2014 were $692,000 as compared to none in 2013.  Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2014 over 2013 was due to the fact that the gamma knife was not in service during any part of 2013 and, as a result, there was no depreciation, maintenance or other fixed expenses during the year.  SG&A increased 19% from $994,000 in 2013 to $1,179,000 in 2014.  This increase in SG&A resulted from higher insurance costs and professional fees realized in 2014. There was interest expense of $184,000 in 2014 up from $15,000 in 2013.  The Company reported net income of $561,000 as compared to a loss of $667,000 in 2013, in the prior year.  This large increase in income was due to the fact the gamma knife was out of service for the year ended 2013, and as a result there was no revenue. As a result, the Company incurred a deferred income tax charge of $242,000 in 2014 compared with a deferred tax benefit of $362,000 in 2013.

The Company has finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  The location of the new facility, with the new Leksell PERFECTION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center opened and the first patient was treated on April, 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021.

Liquidity and capital resources

At December 31, 2014 the Company had working capital of $455,000 at December 31, 2014 as compared to $1,341,000  at December 31, 2013.  This decrease was due to the outlay of cash to complete construction on the new gamma knife facility, after the destruction of the NYU gamma knife. Total assets increased by $2,422,000 from 2013 to 2014, principally as a result of the new gamma knife. Cash and cash equivalents at December 31, 2014 were $1,053,000 as compared to $1,414,000 at December 31, 2013.

Net cash provided by operating activities was $951,000 in 2014 as compared to $980,000 of net cash used in operating activities for 2013.  Net cash used in financing activities was $340,000 in 2014 as compared to the $2,271,000 used in 2013.  Again, the 2013 amounts were affected to a significant degree by the activity surrounding the destruction of the NYU gamma knife and the insurance recovery.  Depreciation and amortization was $672,000 in 2014 as compared to $0 in 2013.

For the year ended December 31, 2014, net cash used in investing activities was $972,000 compared to 2013 when the company had $3,215,000 provided by investing activities.  The 2013 amount included investments in BROP and BOPRE but the majority was due to the proceeds from insurance recoveries.

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

Revenue Recognition

The Company’s agreement with NYU is an operating lease, and patient revenue from the use of the gamma knife is lease income.  There are no minimum lease payments from NYU.  The NYU agreement provides for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds.  The Company recognizes the contingent rental income on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year, which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000,  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The estimated present value of the asset retirement obligation is $431,000.

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

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  In addition, as a result of the recently discovered errors leading to our decision to restate the Company’s prior year financial statements, management is reevaluating the effectiveness of the Company’s internal controls as they relate to the operations that gave rise to these recording errors.

A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management has identified the following material weakness as of December 31, 2014: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements.  Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as lease financing, investments in unconsolidated entities, income taxes and guarantee obligations.  The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	70	President & Chairman of the Board

William F. Leimkuhler	63	Director

Charles H. Merriman, III	80	Director

Susan Greenwald	69	Vice President and Secretary

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

William F. Leimkuhler has served as director of USN since May 1999.  He currently serves as Lead Director of USN’s Board of Directors.  He also served as a director of GHS since its inception in 1984 through November 1999.  Mr. Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999.  He also acts as a consultant on corporate and business development matters to several emerging growth companies.  From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Argan, Inc. and Northern Power Systems Corp.

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2014, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2014, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2014, 2013, and 2012 for the President of the Company.

Summary Compensation Table

Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2014	$300,000
President & Chairman	2013	$300,000
of the Board	2012	$300,000

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

Director Compensation

During 2014, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2015, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2) 2400 Research Blvd. Rockville, MD 20850	1,140,246	14.6%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	100,000	1.3%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	1.7%

Stanley S. Shuman (3) 711 Fifth Avenue New York, NY 10022	2,367,734	30.4%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,578,489	20.2%

All Directors and officers of USN as a group (2) (four persons)	1,370,918	17.6%
________________

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2014, and 2013, the Company paid $140,000 and $104,000, respectively, for Audit Fees.  For 2014, the fees to Dixon Hughes Goodman LLP were $16,000 and to Aronson, LLC were $124,000.  All of the fees for 2013 were paid to Dixon Hughes Goodman LLP.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2013 and 2012, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2014 and 2013, the Company paid $21,000 and $11,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2014 and 2013, the Company did not pay or accrue any amounts for these services.

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

Dated: March 31, 2015

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

March 31, 2015	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 31, 2015	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct a misstatement.

Aronson LLC
Rockville, Maryland
March 31, 2015

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS		(As Restated)
Current assets:
Cash and cash equivalents	$1,053,000	$1,414,000
Accounts receivable	277,000	-
Due from related parties	8,000	316,000
Elekta refund due	115,000	-
Other current assets	72,000	30,000
Total current assets	1,525,000	1,760,000

Investments in unconsolidated entities	323,000	320,000

Capital lease asset under construction	-	2,949,000
Gamma knife (net of accumulated depreciation of $475,000 in 2014)	3,960,000	-
Leasehold improvements (net of accumulated amortization of $197,000 in 2014)	1,643,000	-
	5,603,000	2,949,000

TOTAL ASSETS	$7,451,000	$5,029,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$821,000	$265,000
Deferred tax liability- current portion	92,000	-
Accounts payable and accrued expenses	96,000	154,000
Deferred revenue	48,000	-
Due to related parties	13,000	-
Total current liabilities	1,070,000	419,000

Obligations under capital lease - net of current portion	3,838,000	3,209,000
Deferred tax liability - net of current portion	150,000	-
Asset retirement obligations	431,000	-
Total liabilities	5,489,000	3,628,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at December 31, 2014 and 2013.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,216,000)	(1,777,000)
Total stockholders' equity	1,962,000	1,401,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,451,000	$5,029,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
		(As Restated)

Revenue	$2,607,000	$-

Costs and expenses:
Patient expenses	692,000	-
Selling, general and administrative	1,179,000	994,000

Total	1,871,000	994,000

Operating income (loss)	736,000	(994,000)

Interest expense	(184,000)	(15,000)
Interest income	-	11,000
Gain from sales of investments in unconsolidated entities	237,000	-
Income (loss) from investments in unconsolidated entities	14,000	(31,000)

Income (loss) before income taxes	803,000	(1,029,000)

Provision for income tax (expense) benefit	(242,000)	362,000

Net income (loss)	$561,000	$(667,000)

Basic and diluted net income (loss) per share	$0.07	$(0.09)

Weighted average common shares outstanding	7,797,185	7,797,185

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - December 31, 2012	7,797,185	$78,000	$3,100,000	$(1,110,000)	$2,068,000

Net loss for the year ended December 31, 2013	-	-	-	(667,000)	(667,000)
Balance - December 31, 2013	7,797,185	$78,000	$3,100,000	$(1,777,000)	$1,401,000
(As Restated)
Net income for the year ended December 31, 2014	-	-	-	561,000	561,000
Balance - December 31, 2014	7,797,185	$78,000	$3,100,000	$(1,216,000)	$1,962,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$561,000	$(667,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	672,000	-
(Income) loss from investment in unconsolidated entities, net	(14,000)	31,000
Gain from sales of investments in unconsolidated entities	(237,000)	-
Accrued interest from capital lease obligations	56,000	-
Deferred income taxes	242,000	(362,000)
Changes in:
Accounts receivable	(277,000)	7,000
Due from related parties	-	(79,000)
Other current assets	(42,000)	3,000
Accounts payable and accrued expenses	(58,000)	87,000
Deferred revenue	48,000	-
Net cash provided by (used in) operating activities	951,000	(980,000)

Cash flows from investing activities:
Proceeds from insurance recoveries	-	3,265,000
Proceeds from sale of investments	256,000	-
Purchase of leasehold improvements	(1,541,000)	-
Investments in unconsolidated entities	-	(50,000)
Repayment of due from related parties	313,000	-
Net cash (used in) provided by investing activities	(972,000)	3,215,000

Cash flows from financing activities:
Repayment of capital lease obligations	(340,000)	(2,271,000)
Repayment of short-term loans	(462,000)	-
Proceeds from short-term loans	462,000	-
Net cash used in financing activities	(340,000)	(2,271,000)

Net change in cash and cash equivalents	(361,000)	(36,000)
Cash and cash equivalents - beginning of year	1,414,000	1,450,000
Cash and cash equivalents - end of year	$1,053,000	$1,414,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$128,000	$15,000

Supplemental disclosure of of noncash investing and financing activities:
Purchase of gamma knife and related leasehold improvements through capital lease obligation	$1,354,000	$2,949,000
Increase in fixed assets due to capitalization of asset retirement obligation	$431,000	$-
Distributions from unconsolidated entities included in due from related parties	$-	$40,000
Advances to unconsolidated entities converted to capital contribution	$-	$23,000
Settlement of asset retirement obligations funded by increase in capital lease obligation	$-	$525,000
Elekta refund due financed by capital lease obligation	$115,000	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical, Inc. (“USN” or the “Company”), a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN owns one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN holds an interest in the gamma knife unit, and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors. USNC owns a 20% interest in the venture. The center is located in Miami and opened in the second quarter of 2011. (See Note C[2])

In 2011, the Company formed Boca Oncology Partners, LLC in partnership with local physicians and other investors. USNC initially owned a 22.5% interest in the venture. Following a sale of 50% of the Company’s interest in 2012 the Company’s interest in Boca Oncology Partners decreased to 11.25%. The center is located in Boca Raton, Florida, and was opened in the third quarter of 2012. In February 2014, the Company and other members sold their interests in BOP. (See Note C[3])

In early 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  The facility is undergoing renovation and continues to operate on a limited basis during construction. In May 2014, the Company and other members sold their interests in BROP. (See Note C[4])

On October 29, 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  During 2014, the Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The location of the restored facility, with the new Leksell PERFECTION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center reopened, and the first patient was treated on April, 29, 2014.  (See Note D)

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

The consolidated financial statements include the accounts of USN and its wholly-owned subsidiary, USNC. All significant intercompany balances and transactions have been eliminated in consolidation.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[3]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets.  The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities.  As such, the recorded balance of Corona Gamma Knife, LLC and NeuroPartners, LLC have been taken to zero.

[4]	Revenue recognition:

The Company’s agreement with NYU is an operating lease, and patient revenue from the use of the gamma knife is lease income.  There are no minimum lease payments from NYU.  The NYU agreement provides for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds.  The Company recognizes the contingent rental income on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knife is being depreciated on the straight-line method over an estimated useful life of 7 years.  Leasehold improvements are being amortized on the straight-line method over 7 years, the shorter of useful life, or the life of the NYU Agreement.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2014 and 2013 was $475,000 and $0, respectively.  Amortization expense for 2014 and 2013 was $197,000 and $0, respectively.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2014 and 2013. Tax years from January 1, 2011 to the current year remain open for examination by federal and state tax authorities.

[10]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2014 and 2013, and therefore, no potential dilution for the periods presented.

[11]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2014 and 2013.

[12]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses. The Company considers all accounts receivable to be collectible at December 31, 2014.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2014 and 2013 because of the short maturity of these financial instruments.  The carrying values of the obligations under capital leases approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2014 and 2013.

[15]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist primarily of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2014, all of the Company’s accounts receivable were due from one customer, NYU.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[16]	Asset retirement obligations:

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis

Note C - Investment in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital (“SARH”) in Upland, California.  The Company participates in the ownership and operation of the center through USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC. USNC also owned initially 27% of CGK, but increased its ownership to 44% during 2011 to accommodate a member who desired to transfer his interest.  Subsequently, in the first quarter of 2012, USNC sold a portion of its ownership to a new member, resulting in a decrease in its ownership in CGK to 39%.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

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

During 2014 and 2013, the Company absorbed losses against the total outstanding receivables of $45,000 and $27,000, respectively, from NeuroPartners LLC and CGK due to these losses.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2014	2013

Patient revenue	$1,223,000	$1,040,000

Net income (loss)	$74,000	$(180,000)

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$14,000	$(75,000)

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2014	2013

Current assets	$92,000	$521,000

Noncurrent assets	991,000	1,626,000

Total assets	$1,083,000	$2,147,000

Current liabilities	$829,000	$1,272,000

Noncurrent liabilities	969,000	1,664,000

Equity	(715,000)	(789,000)

Total liabilities and equity	$1,083,000	$2,147,000

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s investment in FOP and FOPRE is $190,000 and $151,000 at December 31, 2014 and 2013.  Amounts due from FOP and FOPRE included in due from related parties total $8,000 and $40,000 at December 31, 2014 and 2013, respectively.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Combined Condensed Income Statement Information
	Year Ended December 31,
	2014	2013

Patient revenue	$2,631,000	$2,836,000

Net income	$197,000	$281,000

USNC's equity in income of FOP and FOPRE	$39,000	$56,000

FOP and FOPRE Combined Condensed Balance Sheet Information

	December 31,
	2014	2013

Current assets	$606,000	$653,000

Noncurrent assets	5,070,000	5,795,000

Total assets	$5,676,000	$6,448,000

Current liabilities	$858,000	$893,000

Noncurrent liabilities	3,947,000	4,881,000

Equity	871,000	674,000

Total liabilities and equity	$5,676,000	$6,448,000

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies approximately 6,000 square feet of the 32,000 square foot building.  The Company’s wholly-owned subsidiary, USNC invested $225,000 initially and had a 22.5% interest in BOP and BOPRE.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Although the Company reduced its investment to 11.25% of BOP and 15.4% of BOPRE, the Company continues to account for these investments under the equity method due to its participation in the management of the administration and accounting functions of BOP and BOPRE. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it did not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

Since June 2012, the Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment.  During 2013, the Company absorbed losses against $57,000 of outstanding receivables from BOP.   Amounts due from BOP and BOPRE included in due from related parties total $0 and $200,000 at December 31, 2014 and 2013 respectively. Amounts due to BOPRE included in due to related parties total $12,000 and $0 at December 31, 2014 and 2013 respectively.

The Company’s recorded investment in BOPRE is $134,000 at December 31, 2014 and 2013.

In February 2014, the Company and other members sold their interests in BOP, resulting in a gain of $204,000.  Three members provided short-term loans to the Company of $462,000 from their sales proceeds.  The Company had accrued $26,000 in interest expense related to these loans. During the year ended December 31, 2014, the Company repaid all of the loan balance and related interest.

The following tables present the summarized financial information of BOP and BOPRE:

BOP Condensed Income Statement Information

	Years Ended December 31,
	2014	2013

Patient revenue	$115,000	$2,386,000

Net loss	$(108,000)	$(206,000)

USNC's equity in loss in BOP	$(12,000)	$(23,000)

BOP Condensed Balance Sheet Information

		December 31, 2013

Current assets		$640,000

Noncurrent assets		1,831,000

Total assets		$2,471,000

Current liabilities		$730,000

Noncurrent liabilities		2,126,000

Equity		(385,000)

Total liabilities and equity		$2,471,000

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2014	2013

Rental Income	$-	$-

Net loss	$(4,000)	$(1,000)

USNC's equity in loss in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	December 31,
	2014	2013

Current assets	$61,000	$132,000

Noncurrent assets	786,000	707,000

Total assets	$847,000	$839,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	847,000	839,000

Total liabilities and equity	$847,000	$839,000

[4]	Broward Oncology Partners

In early 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  In May 2014, the Company and other members sold their interests in BROP, resulting in a gain of $33,000.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
The following table represents the summarized financial information for BROP:

Broward Oncology Partners, LLC Condensed Income Statement Information

	Year Ended December 31,
	2014	2013

Patient revenue	$505,000	$522,000

Net income (loss)	$255,000	$(120,000)

USNC's equity in income (loss) of Broward Oncology Partners	$32,000	$(15,000)

Broward Oncology Partners, LLC Condensed Balance Sheet Information

		December 31, 2013

Current assets		$360,000

Noncurrent assets		239,000

Total assets		$599,000

Current liabilities		$319,000

Equity		280,000

Total liabilities and equity		$599,000

Note D - Agreement with New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (the “NYU agreement”) with NYU for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN may negotiate the purchase price and upon failure of the parties to agree may request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $2,607,000 and $0, for 2014 and 2013 respectively. The NYU agreement is accounted for as an operating lease.

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

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The Company finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU. The Company’s new facility, with the Leksell PERFECTION gamma knife, is located in the Tisch Hospital of NYU Langone Medical Center. The facility reopened and began receiving patients at the end of April 2014.

The Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016.

The major terms of the agreement with NYU continue in effect, terminating at the end of March 2021.  The Company is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and is reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  At the end of the contract term, costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

Note E - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.7 million to be repaid over 72 months with no payments for the first three months. The remaining removal costs of the old equipment of $525,000 were reclassified to the capital lease obligation at December 31, 2013 since they were paid by Elekta Capital (Note F). The Company entered into another capital lease in 2014 to finance a further $250,000 of installation and construction costs. The balance is to be repaid over 24 months with no payments for the first three months.

The obligations under the capital leases are as follows:

	December 31,
	2014	2013
		(As Restated)
Capital leases - Gamma Knife	$4,659,000	$3,474,000

Less current portion	(821,000)	(265,000)

	$3,838,000	$3,209,000

As further described in Note K, we have restated the Consolidated Financial Statements to record an additional $2,880,000 of construction costs related to our new gamma knife, which were paid by our leasing company during 2013, as well as $69,000 of associated capitalized interest. The $2,949,000 asset has been included in the restated consolidated balance sheet as a capital lease asset under construction. The $3,474,000 liability at December 31, 2013 includes the $525,000 of costs to remove the old equipment, plus the $2,949,000 of additional costs incurred in 2013.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

The following is an analysis of the leased assets included in property and equipment:

	2014	2013
		(As Restated)
Capitalized costs	$4,303,000	$2,949,000

Less - accumulated depreciation	(461,000)	-

Capitalized lease equipment and improvements- reported as property and equipment - net	$3,842,000	$2,949,000

Depreciation expense for assets under capital leases totaled $461,000 and $0 for the years ended December 31, 2014 and 2013.  During the years ended December 31, 2014 and 2013 respectively, $51,000 and $69,000 of interest was capitalized.
`
Future payments as of December 31, 2014 on the equipment leases and loans are as follows:

Year Ending December 31,

2015	$997,000
2016	1,025,000
2017	938,000
2018	938,000
2019	938,000
Thereafter	391,000
5,227,000
Less interest	(568,000)
Present value of net minimum obligation	$4,659,000

Note F – Asset Retirement Obligations

During 2003, the Company recorded asset retirement obligations of $200,000 based upon estimated amounts, consisting principally of removal of gamma knives, disposal of regulated materials and the restoration of facilities at NYU and a second center in Kansas City (“RMC”).  Such liabilities have been measured historically using current information, current assumptions and current interest rates and have been recorded with a corresponding increase in the carrying value of the gamma knives.  The Company was amortizing such costs over the lives of the respective useful lives from inception.  During 2011, when the Company sold the equipment at RMC, the asset retirement obligation was reduced to $100,000.  During the last quarter of 2012, the Company increased the liability by $425,000 due to projected costs for the emergency removal of the NYU gamma knife destroyed by flooding from Hurricane Sandy. In 2013, the Company modified its original capital lease agreement to finance the new NYU gamma knife and its related construction as well as the remaining costs to remove the old equipment (Note D).  Therefore, the asset retirement obligation at December 31, 2013 was reclassified to capital lease obligations (Note E).

When the NYU agreement was finalized, the Company estimated the cost to remove the gamma knife at the end of the agreement to be approximately $620,000. The estimated present value of this liability is $431,000.

	2014	2013

Asset retirement obligations, beginning of year	$-	$525,000
Liabilities reclassified to capital lease obligations	-	(525,000)
Asset retirement obligations for new gamma knife	431,000	-

Asset retirement of obligations, end of the year	$431,000	$-

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

Note G - Concentrations

The Company derives substantially all of its revenue from NYU. Due to the destruction of the gamma knife at NYU the Company received no revenue during 2013. The new location, of the Leksell PERFEXION gamma knife in the Tisch Hospital of NYU Langone Medical Center, opened and treated its first patient on April, 29, 2014.  (See Note D)

Note H – Taxes

A reconciliation of the tax (benefit) provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2014	2013

Income tax at the federal statutory rate	$273,000	$(350,000)
State income tax, net of federal taxes	26,000	(34,000)
Permanent differences	11,000	-
Other	(16,000)	(30,000)
Change in valuation allowance	(52,000)	52,000

Income tax (benefit) provision	$242,000	$(362,000)

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss	$667,000	$866,000
Asset retirement obligations	-	159,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense and accounts payable	-	8,000
	667,000	1,033,000
Deferred tax liability:
Basis difference in unconsolidated entities	(61,000)	(70,000)
Deferred gain on disposal of gamma knife	(716,000)	(911,000)
Excess of depreciation over book depreciation	(40,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense and accounts payable	(92,000)	-
Valuation allowance	-	(52,000)
Net deferred tax liability	$(242,000)	$-

A full valuation allowance had been provided at December 31, 2013, due principally to the evidence that it was more likely than not that the deferred tax assets would not be realized because certain loss carryforwards would not be utilized prior to expiration. The changes in the valuation allowance are as follows:

	Beginning Balance	Additions	Deductions	Ending Balance

December 31, 2014	$52,000	$-	$(52,000)	$-
December 31, 2013	$-	$52,000	$-	$52,000

At December 31, 2014, the Company had loss carryforwards of $1,788,000, which may be offset against future taxable income.  If not used, the carryforwards will begin to expire in 2025.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2011.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
Note I– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed in March 2013, and expires March 2018.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2014, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2015	$40,000
2016	42,000
2017	43,000
2018	11,000
$136,000

Rent expense was approximately $43,000 and $40,000 for 2014 and 2013, respectively.

[2]	Gamma Knives:

In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, were financed through a seven-year lease arrangement.  This PERFEXION equipment was recorded as a total loss as a result of flooding from Hurricane Sandy.  See Notes D and E.

In early 2014, the Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020.

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs. The first payment of $12,468 was made November 1, 2014, including $1,000 of interest. The final payment is due on July 1, 2016.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

[3]	Maintenance Contract:

In September 2010, the Company entered into a maintenance agreement with Elekta, the supplier of the gamma knife PERFEXION model, for 5 years. The monthly payment for this maintenance agreement is $20,000.  As of December 2012, this maintenance agreement had been cancelled due to the total loss of the NYU equipment as a result of flooding from Hurricane Sandy.

The new gamma knife installed in April 2014 includes a one year warranty. The new maintenance agreement will begin in April of 2015. The monthly payment will remain around $20,000 and is in effect for 5 years.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES

[4]	Guarantee of Lease Obligations:

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SARH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $1,660,000 and $2,013,000 at December 31, 2014 and 2013, respectively.  In 2016, NeuroPartners, LLC has the option to purchase the gamma knife for $490,000.

USN is also a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease with respect to the oncology equipment at its West Kendall, Florida cancer center.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The outstanding balance on the lease obligation was $3,398,000 and $4,220,000 at December 31, 2014 and 2013, respectively.

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

USN is a 20% guarantor on FOPRE’s ten-year mortgage.  This mortgage had an original balance of $1,534,000 and is secured by the commercial condominiums in which FOP operates. The outstanding balance on the mortgage is $1,447,000 and $1,484,000 at December 31, 2014 and 2013, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,730,000 and $2,823,000 at December 31, 2014 and 2013, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

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

Note J - Employees' IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for both 2014 and 2013.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
Note K – Restatement of Prior Year Financial Statements

We have restated our Consolidated Financial Statements for the year ended December 31, 2013 as a result of previously unrecorded assets and liabilities in connection with construction costs related to our new gamma knife installation at NYU.  Of the total construction costs incurred during 2013 and 2014, we determined that our leasing company paid $2,880,000 additional in 2013 and charged us interest expense of $69,000, which should also have been capitalized.  These amounts were financed by our capital lease obligation.  We erroneously did not record this additional asset and liability of $2,949,000 until 2014 when the capital lease payment schedule was finalized.

The Company has corrected the accounting errors in the Consolidated Financial Statements, which have been adjusted as follows:

At December 31, 2013, the Company increased long-term assets for capital lease asset under construction by $2,949,000.  To correctly allocate the associated capital lease obligation, current liabilities were decreased by $260,000 and long-term liabilities were increased by $3,209,000. There was no change to previously reported accumulated deficit, stockholders’ equity, net loss, or net cash flows.

The following table presents the effects of the aforementioned adjustments:

	Amount Previously Reported	Amount As Restated
Year ended December 31, 2013:

Balance Sheet
Capital lease asset under construction	$-	$2,949,000
Obligations under capital lease - current portion	$525,000	$265,000
Obligations under capital lease - less current portion	$-	$3,209,000
Total assets	$2,080,000	$5,029,000
Total liabilities	$679,000	$3,628,000