Form 10-Q
period 2015-03-31
US NEUROSURGICAL INC
filed 2015-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 8, 2015 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,104,000	$1,053,000
Accounts receivable	638,000	277,000
Due from related parties	32,000	8,000
Elekta refund due	115,000	115,000
Other current assets	50,000	72,000
Total current assets	1,939,000	1,525,000

Investments in unconsolidated entities	338,000	323,000

Gamma knife (net of accumulated depreciation of $634,000 in 2015 and $475,000 in 2014)	3,801,000	3,960,000
Leasehold improvements (net of accumulated amortization of $276,000 in 2015 and $197,000 in 2014)	1,904,000	1,643,000
	5,705,000	5,603,000

TOTAL ASSETS	$7,982,000	$7,451,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$903,000	$821,000
Deferred tax liability- current portion	136,000	92,000
Accounts payable and accrued expenses	455,000	96,000
Deferred revenue	207,000	48,000
Due to related parties	13,000	13,000
Total current liabilities	1,714,000	1,070,000

Obligations under capital lease - net of current portion	3,609,000	3,838,000
Deferred tax liability - net of current portion	154,000	150,000
Guarantee liability	15,000	-
Asset retirement obligations	448,000	431,000
Total liabilities	5,940,000	5,489,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at March 31, 2015 and December 31, 2014.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,136,000)	(1,216,000)
Total stockholders' equity	2,042,000	1,962,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,982,000	$7,451,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenue	$809,000	$-

Costs and expenses:
Patient expenses	255,000	-
Selling, general and administrative	349,000	259,000

Total	604,000	259,000

Operating income (loss)	205,000	(259,000)

Interest expense	(54,000)	(13,000)
Gain from sale of investments in unconsolidated entity	-	205,000
Other income	13,000	-
Loss from investments in unconsolidated entities	(36,000)	(39,000)
	.
Income (loss) before income taxes	128,000	(106,000)

Provision for income tax expense	(48,000)	-

Net income (loss)	$80,000	$(106,000)

Basic and diluted net income (loss) per share	$0.01	$(0.01)

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$80,000	$(106,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	238,000	-
Loss from investment in unconsolidated entities, net	36,000	39,000
Gain from sale of investments in unconsolidated entities	-	(205,000)
Accretion of asset retirement obligations	17,000	-
Amortization of guarantee liability	2,000
Deferred income taxes	48,000	-
Changes in:
Accounts receivable	(361,000)	-
Other current assets	22,000	3,000
Accounts payable and accrued expenses	18,000	37,000
Deferred revenue	159,000	-
Net cash provided by (used in) operating activities	259,000	(232,000)

Cash flows from investing activities:
Proceeds from sale of investments	-	156,000
Purchase of leasehold improvements	-	(301,000)
(Increase in) decrease of due from related parties	(61,000)	198,000
Net cash (used in) provided by investing activities	(61,000)	53,000

Cash flows from financing activities:
Repayment of capital lease obligations	(147,000)	-
Proceeds from short-term loans	-	462,000
Net cash (used in) provided by financing activities	(147,000)	462,000

Net change in cash and cash equivalents	51,000	283,000
Cash and cash equivalents - beginning of period	1,053,000	1,414,000
Cash and cash equivalents - end of period	$1,104,000	$1,697,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$54,000	$13,000

Supplemental disclosure of of noncash investing and financing activities:
Purchase of gamma knife and related leasehold improvements included in accounts payable	$341,000	$139,000
Increase in investment in unconsolidated entities through recording of guarantee liability	$22,000	$-
Increase in guarantee liability recorded	$13,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical, Inc. and subsidiaries (“USN” or the “Company”) at March 31, 2015, and 2014, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

The Company finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU in early 2014. The Company’s new facility, with the Leksell PERFEXION gamma knife, is located in the Tisch Hospital of NYU Langone Medical Center. The facility reopened and began receiving patients at the end of April 2014.

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

USNC is a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SACH.  The outstanding balance on the lease obligations was $1,493,000 at March 31, 2015.  In 2016, NeuroPartners LLC has the option to purchase the gamma knife for $490,000. The Company expects any potential obligations from these guarantees would be reduced by the recoveries of the respective collateral and has recorded a liability of $2,000 associated with this guarantee at March 31, 2015.

Construction of the SACH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SACH center, its investment to date in the SACH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, certain disclosures are required rather than consolidation.  During the three months ended March 31, 2015, the Company absorbed losses against the total outstanding receivables of $37,000 from NeuroPartners LLC and CGK. For the three months ended March 31, 2015, the Company’s equity in loss of NeuroPartners LLC and CGK was $33,000.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

	Three Months Ended March 31,
	2015	2014

Patient revenue	$203,000	$264,000

Net loss	$(70,000)	$(24,000)

USNC's equity in loss of Neuro Partners, LLC and CGK	$(33,000)	$(14,000)

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	March 31, 2015	December 31, 2014

Current assets	$87,000	$92,000

Noncurrent assets	849,000	991,000

Total assets	$936,000	$1,083,000

Current liabilities	$869,000	$829,000

Noncurrent liabilities	854,000	969,000

Equity	(787,000)	(715,000)

Total liabilities and equity	$936,000	$1,083,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% is owned by other outside investors. In January of 2015, one of the investors was removed from the entities, and his ownership interest was distributed among the remaining members in relationship to the percentage they owned. This distribution resulted in an increase of ownership interest for the company of 4% in each entity. As of January 1, 2015, the Company has a 24% ownership in both FOP and FOPRE.

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $205,000 and $190,000 at March 31, 2015 and December 31, 2014, respectively. Amounts due from FOP and FOPRE included in due from related parties total $32,000 and $8,000 at March 31, 2015 and December 31, 2014 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $3,210,000 at March 31, 2015. The Company expects any potential obligations from this guarantee would be reduced by the recoveries of the respective collateral and has recorded a liability of $13,000 associated with this guarantee at March 31, 2015.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,435,000 at March 31, 2015. The Company expects any potential obligations from these guarantees would be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2015	2014

Patient revenue	$584,000	$487,000

Net loss	$(38,000)	$(107,000)

USNC's equity in loss of FOP and FOPRE	$(8,000)	$(21,000)

FOP and FOPRE Condensed Balance Sheet Information

	March 31, 2015	December 31, 2014

Current assets	$557,000	$606,000

Noncurrent assets	4,907,000	5,070,000

Total assets	$5,464,000	$5,676,000

Current liabilities	$1,538,000	$858,000

Noncurrent liabilities	3,145,000	3,947,000

Equity	781,000	871,000

Total liabilities and equity	$5,464,000	$5,676,000

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

Although the Company reduced its investment to 11.25% of BOP and 15.4% of BOPRE, the Company continues to account for these investments under the equity method due to its participation in the management of the administration and accounting functions of BOP and BOPRE. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it does not have the power to direct the operating activities that most significantly affect BOP’s economic performance, certain disclosures are required rather than consolidation.  The center opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $133,000 and $134,000 at March 31, 2015 and December 31, 2014.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,706,000 at March 31, 2015.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

USNC was a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at the Boca Raton, Florida cancer center. Upon the sale of BOP, which occurred in 2014, USNC was indemnified by the buyer from any losses arising from the guarantee.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2015	2014

Rental Income	$-	$-

Net income (loss)	$-	$-

USNC's equity in income in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31, 2015	December 31, 2014

Current assets	$36,000	$61,000

Noncurrent assets	811,000	786,000

Total assets	$847,000	$847,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	847,000	847,000

Total liabilities and equity	$847,000	$847,000

Note F – Broward Oncology Partners

In early 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services.BROP began operations in February 2013. In May 2014, the Company and other members sold their interests in BROP.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 38%, for the three months ended March 31, 2015. The Company recorded a tax charge of $48,000 for the three months ended March 31, 2015.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical, Inc. and subsidiaries (“USN” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2014 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Patient revenue and expenses for the three months ended March 31, 2015 were $809,000 and $255,000 respectively, compared to none the previous year due to the center being closed during the first quarter of 2014, as a result of the destruction of the NYU gamma knife facility in October 2012.

Selling, general and administrative expense of $349,000 for the first quarter of 2015 was 35% higher than the $259,000 incurred during the comparable period in 2014.  The increase in SG&A expenses was mostly due to higher insurance expenses including a new flood policy and reinstated liability policy due to the reopening of the center.

The Company incurred $54,000 of interest expense in the first quarter of 2015 related to the new capital lease. Interest expense for the same period in 2014 was $13,000 as a result of periodic interest payments made on the new capital lease agreement.

During the three months ended March 31, 2015, the Company recognized an income tax charge of $48,000. The 2015 tax expense is due to the Company commencing operations at NYU during 2014.

For the three months ended March 31, 2015, the Company reported a net income of $80,000 as compared to a net loss of $106,000 for the same period a year earlier.

Liquidity and Capital Resources

At March 31, 2015, the Company had working capital of $225,000 as compared to $455,000 at December 31, 2014.  This decrease was due to accrual of accounts payable for the improvements of the gamma knife center. Cash and cash equivalents at March 31, 2015 were $1,104,000 as compared to $1,053,000 at December 31, 2014.

Net cash provided by operating activities for the three months ended March 31, 2015 was $259,000 as compared to $232,000 used in operating activities in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable increased $361,000 for the three months ended March 31, 2015 as compared to none the previous year due to the reopening of the NYU gamma knife facility.

With respect to financing activities, the Company paid $147,000 towards its capital lease during the first three months of 2015, compared with net borrowings from short-term loans of $462,000 in the same period a year earlier.

The terms of the agreement with NYU remain the same, terminating at the end of March 2021.  The Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2014, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2015: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as lease financing, investments in unconsolidated entities, income taxes and guarantee obligations. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, management is in the process of developing plans to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical, Inc.
(Registrant)

Date: May 15, 2015	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer and
Principal Financial Officer of the Registrant