Form 10-Q
period 2015-09-30
U.S. NeuroSurgical Holdings, Inc.
filed 2015-11-16
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                     to                     .

Commission file number:  0-15586

U.S. Neurosurgical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-5370333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 13, 2015 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,070,000	$1,053,000
Accounts receivable	142,000	277,000
Due from related parties	53,000	8,000
Elekta refund due	-	115,000
Deferred tax asset	11,000	-
Short term loan receivable	35,000	-
Other current assets	60,000	72,000
Total current assets	1,371,000	1,525,000

Notes receivable	210,000	-
Investments in unconsolidated entities	428,000	323,000
Total other assets	638,000	323,000

Gamma knife (net of accumulated depreciation of $941,000 in 2015 and $475,000 in 2014)	3,450,000	3,960,000
Leasehold improvements (net of accumulated amortization of $432,000 in 2015 and $197,000 in 2014)	1,748,000	1,643,000
	5,198,000	5,603,000

TOTAL ASSETS	$7,207,000	$7,451,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$818,000	$821,000
Deferred tax liability- current portion	-	92,000
Accounts payable and accrued expenses	109,000	96,000
Deferred revenue	112,000	48,000
Due to related parties	13,000	13,000
Total current liabilities	1,052,000	1,070,000

Obligations under capital lease - net of current portion	3,144,000	3,838,000
Deferred tax liability - net of current portion	373,000	150,000
Guarantee liability	15,000	-
Asset retirement obligations	460,000	431,000
Total liabilities	5,044,000	5,489,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at September 30, 2015 and December 31, 2014.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(1,015,000)	(1,216,000)
Total stockholders' equity	2,163,000	1,962,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,207,000	$7,451,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2015	2014

Revenue	$772,000	$1,016,000

Costs and expenses:
Patient expenses	314,000	203,000
Selling, general and administrative	291,000	308,000

Total	605,000	511,000

Operating income	167,000	505,000

Interest expense	(47,000)	(73,000)
Other expense	(13,000)	-
Income from investments in unconsolidated entities	36,000	8,000

Income before income taxes	143,000	440,000

Provision for income tax expense	(53,000)	(170,000)

Net income	$90,000	$270,000

Basic and diluted net income per share	$0.01	$0.03

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Revenue	$2,253,000	$1,753,000

Costs and expenses:
Patient expenses	875,000	407,000
Selling, general and administrative	958,000	876,000

Total	1,833,000	1,283,000

Operating income	420,000	470,000

Interest expense	(137,000)	(138,000)
Gain from sales of investments in unconsolidated entities	-	238,000
Other income	13,000	-
Income (loss) from investments in unconsolidated entities	25,000	(4,000)
	.
Income before income taxes	321,000	566,000

Provision for income tax expense	(120,000)	(170,000)

Net income	$201,000	$396,000

Basic and diluted net income per share	$0.03	$0.05

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$201,000	$396,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	701,000	400,000
(Income) loss from investments in unconsolidated entities	(25,000)	4,000
Gain from sale of investments in unconsolidated entities	-	(238,000)
Accretion of asset retirement obligations	29,000	-
Accrued interest from capital lease obligations	-	83,000
Deferred income taxes	120,000	170,000
Changes in:
Accounts receivable	135,000	(687,000)
Elekta refund due	115,000	-
Other current assets	12,000	(49,000)
Accounts payable and accrued expenses	13,000	(99,000)
Deferred revenue	64,000	-
Net cash provided by (used in) operating activities	1,365,000	(20,000)

Cash flows from investing activities:
Proceeeds from sale of investments	-	256,000
Advances - short term receivable and note receivable	(245,000)	-
Purchase of leasehold improvements	(341,000)	(689,000)
Investment in unconsolidated entity	(7,000)	-
(Increase in) decrease of due from related parties	(103,000)	297,000
Net cash used in investing activities	(696,000)	(136,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(652,000)	(116,000)
Repayment of short-term loans	-	(262,000)
Proceeds from short-term loans	-	462,000
Net cash (used in) provided by financing activities	(652,000)	84,000

Net change in cash and cash equivalents	17,000	(72,000)
Cash and cash equivalents - beginning of period	1,053,000	1,414,000
Cash and cash equivalents - end of period	$1,070,000	$1,342,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$159,000	$52,000

Supplemental disclosure of of noncash investing and financing activities:
Increase in investment in unconsolidated entities through recording of guarantee liability	$25,000	$-
Increase in guarantee liability recorded	$15,000	$-
Purchase of gamma knife and related leasehold improvements through captial lease obligation	$-	$4,297,000
Increase in fixed assets due to capitalization of asset retirement obligations	$-	$431,000
Purchase of gamma knife included in accounts payable	$-	$181,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2015 and 2014, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Holding Company Structure

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among U.S. NeuroSurgical, Inc. (“USN”), U.S. NeuroSurgical Holdings, Inc. (“Holdings”) and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

The holding company organizational structure was effected by a merger (the “Merger”) conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations.  Because the holding company organizational structure occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not be affected by this transaction.

In order to effect the Merger, USN formed Holdings as its wholly owned subsidiary and Holdings formed Merger Sub as its wholly owned subsidiary.  Under the terms of the Merger Agreement, Merger Sub merged with and into USN, with USN surviving the merger and becoming a direct, wholly owned subsidiary of Holdings.   Immediately prior to the Merger, Holdings had no assets, liabilities or operations.

Pursuant to the Merger Agreement, all of the outstanding capital stock of USN was converted, on a share for share basis, into capital stock of Holdings.  As a result, each former stockholder of USN became the owner of an identical number of shares of capital stock of Holdings, evidencing the same proportional interests in Holdings and having the same designations, rights, powers and preferences, qualifications, limitations and restrictions, as those that the stockholder held in USN.

Following the Merger, Holdings’ common stock continued to trade on the over-the-counter market and continued to be quoted on the OTCQB marketplace under the same symbol, “USNU.”  The conversion of shares of capital stock under the Merger Agreement occurred without an exchange of physical certificates.  Accordingly, physical certificates formerly representing shares of outstanding capital stock of USN are deemed to represent the same number of shares of capital stock of Holdings.

Pursuant to Section 251(g) of the DGCL, the provisions of the certificate of incorporation and bylaws of Holdings are substantially identical to those of USN prior to the date on which the Merger Agreement took effect.  The authorized capital stock of Holdings, the designations, rights, powers and preferences of such capital stock, and the qualifications, limitations and restrictions thereof are also substantially identical to those of the capital stock of USN immediately prior to the date of the Merger.  Further, the directors and executive officers of Holdings are the same individuals who were directors and executive officers, respectively, of USN immediately prior to the date of the Merger.

Note C – Destruction of Gamma Knife at NYU Medical Center; Replacement and Restoration

USN opened its New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.  USN installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  In connection with this upgrade, USN modified its arrangement with NYU to extend the term for 12 years from March 2009.

In October 2012, USN’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment. The removal cost was $525,000. USN paid a lease settlement of the outstanding principal balance only and received from insurance coverage $930,000 above the lease principal payments and removal costs.

USN finalized arrangements with NYU regarding the restored gamma knife center and USN’s long term contract with NYU in early 2014. USN’s new facility, with the Leksell PERFEXION gamma knife, is located in the Tisch Hospital of NYU Langone Medical Center. The facility reopened and began receiving patients at the end of April 2014.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. USN entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016.

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

Note D – The Southern California Regional Gamma Knife Center

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

USNC is a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  The outstanding balance on the lease obligations was $1,148,000 at September 30, 2015.  In 2016, NeuroPartners LLC has the option to purchase the gamma knife for $490,000. The Company expects any potential obligations from these guarantees would be reduced by the recoveries of the respective collateral and has recorded a liability of $2,000 associated with this guarantee at September 30, 2015.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, certain disclosures are required rather than consolidation.  During the nine months ended September 30, 2015, the Company absorbed losses against the total outstanding receivables of $58,000 from NeuroPartners LLC and CGK. For the nine months ended September 30, 2015, the Company’s equity in loss of NeuroPartners LLC and CGK was $78,000.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Nine Months Ended September 30,
	2015	2014

Patient revenue	$683,000	$986,000

Net (loss) income	$(153,000)	$92,000

USNC's equity in (loss) income of Neuro Partners, LLC and CGK	$(78,000)	$26,000

	Three Months Ended September 30,
	2015	2014

Patient revenue	$185,000	$424,000

Net (loss) income	$(84,000)	$117,000

USNC's equity in (loss) income of Neuro Partners, LLC and CGK	$(39,000)	$44,000

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	September 30, 2015	December 31, 2014

Current assets	$156,000	$92,000

Noncurrent assets	515,000	991,000

Total assets	$671,000	$1,083,000

Current liabilities	$1,223,000	$829,000

Noncurrent liabilities	316,000	969,000

Equity	(868,000)	(715,000)

Total liabilities and equity	$671,000	$1,083,000

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

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $291,000 and $190,000 at September 30, 2015 and December 31, 2014, respectively. Amounts due from FOP and FOPRE included in due from related parties total $53,000 and $8,000 at September 30, 2015 and December 31, 2014 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $2,734,000 at September 30, 2015. The Company expects any potential obligations from this guarantee would be reduced by the recoveries of the respective collateral and has recorded a liability of $13,000 associated with this guarantee at September 30, 2015.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  USNC is the guarantor of 20% of the outstanding balance of this loan, which was $1,416,000 at September 30, 2015. The Company expects any potential obligations from these guarantees would be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Nine Months Ended September 30,
	2015	2014

Patient revenue	$2,074,000	$1,908,000

Net income	$310,000	$90,000

USNC's equity in income of FOP and FOPRE	$75,000	$18,000

	Three Months Ended September 30,
	2015	2014

Patient revenue	$811,000	$673,000

Net income	$157,000	$42,000

USNC's equity in income of FOP and FOPRE	$38,000	$8,000

FOP and FOPRE Condensed Balance Sheet Information

	September 30, 2015	December 31, 2014

Current assets	$732,000	$606,000

Noncurrent assets	4,708,000	5,070,000

Total assets	$5,440,000	$5,676,000

Current liabilities	$1,660,000	$858,000

Noncurrent liabilities	2,651,000	3,947,000

Equity	1,129,000	871,000

Total liabilities and equity	$5,440,000	$5,676,000

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

The Company’s recorded investment in BOPRE is $137,000 and $133,000 at September 30, 2015 and December 31, 2014.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,656,000 at September 30, 2015.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

USNC was a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at the Boca Raton, Florida cancer center. Upon the sale of BOP, which occurred in 2014, USNC was indemnified by the buyer from any losses arising from the guarantee.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended September 30,
	2015	2014

Rental Income	$-	$-

Net loss	$(2,000)	$(3,000)

USNC's equity in income in BOPRE	$-	$-

	Three Months Ended September 30,
	2015	2014

Rental Income	$-	$-

Net loss	$(1,000)	$(3,000)

USNC's equity in income in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	September 30, 2015	December 31, 2014

Current assets	$37,000	$61,000

Noncurrent assets	837,000	786,000

Total assets	$874,000	$847,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	874,000	847,000

Total liabilities and equity	$874,000	$847,000

NoteG – Broward Oncology Partners

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

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37%, for the three and nine months ended September 30, 2015. The Company recorded a tax charge of $120,000 for the nine months ended September 30, 2015.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2014 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Patient revenue for the three months ended September 30, 2015 was $772,000, a decrease of 24% compared to $1,016,000 the previous year. This decrease in revenue was due to a new reimbursement agreement with NYU. Patient expenses for the three months ended September 30, 2015 were $314,000, an increase of 55% as compared to the $203,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to increased depreciation and a new maintenance agreement, which went into effect as of April 1, 2015. The first year of maintenance was included in the installation of the equipment.

Selling, general and administrative expense of $291,000 for the third quarter of 2015 was 6% lower than the $308,000 incurred during the comparable period in 2014.  The decrease in SG&A expenses was mostly due to lower legal fees, in the third quarter of 2015 compared to the same period the previous year.

The Company incurred $47,000 of interest expense in the third quarter of 2015 related to the capital lease. Interest expense for the same period in 2014 was $73,000. The lower interest expense in 2015 is primarily due to the repayment of a construction loan balance in late 2014.

During the three months ended September 30, 2015, the Company recognized an income tax charge of $53,000. The 2015 tax expense is due to the Company commencing operations at NYU during 2014, and reducing net operating losses from prior years.  In 2014, the Company had recorded a valuation allowance against certain deferred tax assets.

For the three months ended September 30, 2015, the Company reported a net income of $90,000 as compared to a net income of $270,000 for the same period a year earlier. The lower net income is primarily due to lower revenue as a result of the revised operating agreement with NYU.

Nine months ended September 30, 2015 Compared to nine months ended September 30, 2014

Patient revenue for the nine months ended September 30, 2015 was $2,253,000 an increase of 29% compared to $1,753,000 for the comparable period in the previous year. The increase in revenue is due to the fact that the center was not open during the first quarter of 2014. Patient expenses for the nine months ended September 30, 2015 were $875,000, an increase of 115% as compared to $407,000 reported for the same period a year earlier. This increase in expenses is largely due to the center not being open during the first quarter of the prior year.

Selling, general and administrative expense of $958,000 for the nine months ended September 30, 2015 was 9% higher than the $876,000 incurred during the comparable period in 2014.  The increase in SG&A expenses was mostly due to higher insurance expenses including a new flood policy and reinstated liability policy due to the reopening of the center.

The Company incurred $137,000 of interest expense in the first nine months of 2015 related to the new capital lease. Interest expense for the same period in 2014 was $138,000. During the second quarter of 2015, the leasing company amended the loan documents to correct an overstatement of interest previously charged. Overall, however, interest expense was similar to the same period a year earlier.

During the nine months ended September 30, 2015, the Company recognized an income tax charge of $120,000. The 2015 tax expense is due to the Company commencing operations at NYU during 2014 and reducing net operating losses from prior years.  In 2014, the Company had recorded a valuation allowance against certain deferred tax assets.

For the nine months ended September 30, 2015, the Company reported a net income of $201,000 as compared to a net income of $396,000 for the same period a year earlier.

Liquidity and Capital Resources

At September 30, 2015, the Company had working capital of $319,000 as compared to $455,000 at December 31, 2014.  This decrease was primarily due to a lower accounts receivable balance at September 30, 2015, due to lower monthly billings. Cash and cash equivalents at September 30, 2015 were $1,070,000 as compared to $1,053,000 at December 31, 2014.

With respect to the notes receivable of $210,000 at September 30, 2015, the Company has been in discussions with one of the borrowers regarding the possible future conversion of one of the notes in the principal amount of $172,500 into an equity interest in a future business activity.  As a result, that note receivable has been classified as a non-current asset.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $1,365,000 as compared to $20,000 used in operating activities in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable decreased $135,000 for the nine months ended September 30, 2015 as compared to an increase the previous year due to the reopening of the NYU gamma knife facility.

With respect to financing activities, the Company paid $652,000 towards its capital lease obligations during the first nine months of 2015, compared with $116,000 in 2015 and net borrowings from short-term loans of $200,000 in the same period a year earlier.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement Leksell PERFXION gamma knife at the NYU Medical Center. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020. USN entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016. The agreement with NYU to operate the gamma knife facility continues through March 2021.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2015: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as lease financing, investments in unconsolidated entities, income taxes and guarantee obligations. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. Neurosurgical Holdings, Inc.
(Registrant)

Date: November 16, 2015	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer and
Principal Financial Officer
of the Registrant