Form 10-K
period 2015-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2016-03-30
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .

Commission file number:  0-15586

U.S. NeuroSurgical Holdings, Inc.
(Name of small business issuer in its charter)

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
Yes  ☐     No  ☒

As of June 30, 2015, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $771,000, based upon the closing price as reported on the OTCQB marketplace for that day.

As of March 27, 2016, there were outstanding 7,797,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2015

PART I

Item 1.	Business.

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "Holdings" means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.

USN, a Delaware corporation, was formed in July 1993.  Until September 1999, USN was a wholly owned subsidiary of GHS, Inc. (“GHS”).  Effective  September 17, 1999, GHS distributed its shares of USN to the stockholders of GHS.

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

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

Following the Merger, Holdings’ common stock continued to trade on the over-the-counter market and continued to be quoted on the OTC Pink marketplace under the same symbol, “USNU.”  The conversion of shares of capital stock under the Merger Agreement occurred without an exchange of physical certificates.  Accordingly, physical certificates formerly representing shares of outstanding capital stock of USN are deemed to represent the same number of shares of capital stock of Holdings.

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

General

The Company and its predecessors have owned and operated stereotactic radiosurgery centers, utilizing gamma knife technology since 1993. The Company currently owns and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company opened a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital (“SARH”) in Upland, California.

Management continues to explore opportunities to organize and participate in additional gamma knife centers.  The Company's business strategy is to provide cost-effective approaches that allow hospitals, physicians, and patients access to gamma knife treatment capability, a high capital cost item.  The Company provides the gamma knife to medical facilities on a "cost per treatment" basis.  The Company’s business model is to own, or hold an interest in, the gamma knife units, and charge the medical facility, where the unit is housed and maintained, based on utilization.

During the fourth quarter of 2007, the Company formed a new wholly owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC.  Those business units were formed to develop and manage the gamma knife center at SARH.

The Company's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the gamma knife.  As it has with its NYU and SARH gamma knife centers, if circumstances support the opening of additional centers, the Company would seek cooperative ventures with these facilities.

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The location of the restored center, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center reopened and the first patient was treated on April, 29, 2014.

The Company estimates that, as of December 31, 2015, there were approximately 120 gamma knife treatment centers in the U.S.

During 2010, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  The center is located in Miami, Florida and opened in the second quarter of 2011. The Company invested $200,000 in connection with its interest.

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USNC, owned an 11.25% interest in the venture. The center, located in Boca Raton, Florida, opened in the third quarter of 2012. In February of 2014, the Company and the other partners sold their interest in Boca Oncology Partners, LLC to SFRO Holdings.

In January 2013, the Company formed Broward Oncology Partners, LLC with other outside investors to operate a radiation oncology center in Fort Lauderdale, Florida.  USNC owned a 12.5% interest in the venture.  The center opened in February 2013.  In May 2014, the Company and other members sold their interests in Broward Oncology Partners, LLC.

The Company is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

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

New York Gamma Knife Center

The Company’s New York gamma knife treatment center was opened in July 1997 on the campus of NYU Medical Center.  The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.

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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April, 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021.

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

The major terms of the agreement with NYU continue in effect, terminating at the end of March 2021.  The Company is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and is reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  At the end of the contract term, costs associated with closing and restoring the NYU facility to its original condition are the responsibility of the Company.

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 474 patients treated during the year ended December 31, 2015, whereas in the prior year, while the center was only open from April to December, there were 326 patients treated at the facility. Total revenue in 2015 was $2,944,000 as opposed to total revenue of $2,607,000 in 2014.

The Southern California Regional Gamma Knife Center

During 2007, the Company managed the formation of the Southern California Regional Gamma Knife center at SARH in Upland, California.  The Company participates in the ownership and operation of the center through its wholly-owned subsidiary, USNC.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leases the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  The outstanding balance on the lease obligations was $970,000 at December 31, 2015. In February 2016, NeuroPartners, negotiated a new lease to fund the reloading of cobalt and the necessary construction to do so. The new lease of $1,663,000 includes the balance of the lease obligations. This loan will be paid over 60 months. The first payment is due on April 1, 2016.

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

During 2015 the Company absorbed losses against the total outstanding receivables of $62,000 from NeuroPartners LLC and CGK. For the year ended December 31, 2015, the Company’s equity in loss of NeuroPartners, LLC and CGK was $84,000. The Company’s portion of the total accumulated deficit is $412,000.

Future Gamma Knife Centers

The Company is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% was owned by other outside investors. The center opened and treated its first patient in May 2011.  During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  In January of 2015, one of the investors was removed from the entities, and his ownership interest was distributed among the remaining members in relationship to the percentage they owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each entity. As of January 1, 2015, the Company has a 24% ownership in both FOP and FOPRE.

During 2011, FOP entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USNC agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022. In December 2015, FOPRE sold the building, for a gain on sale of $577,000. The Company’s share of the gain was $139,000. The related mortgage was repaid upon closing of the sale.

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the purchase of FOP’s Varian machine and other medical equipment. 21st Century Oncology paid FOP $1,000,000 as a down payment for the machine and other medical equipment and is currently making monthly payments of $171,000 for the machine until such time as the sale is finalized.

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

The Company’s recorded investment in BOPRE is $139,000 at December 31, 2015.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,632,000 at December 31, 2015.  The Company expects any potential obligations from this guarantee would be fully satisfied out of the proceeds of the liquidation of the real estate and thus believes that as a practical matter its exposure in connections with the guarantee is not material.

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

In the future, the Company may establish additional gamma knife or other types of cancer treatment centers.  Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities.  The Food and Drug Administration has issued the requisite pre-market approval for the gamma knife utilized by the Company.  In addition, many states require hospitals to obtain a Certificate of Need (“CON”) before they can acquire a significant piece of medical equipment.  Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that CONs will be granted.  In addition, the Nuclear Regulatory Commission (the “NRC”) must issue a permit to the Company to permit loading the cobalt at each gamma knife site.  While the Company believes that it can obtain a NRC permit for each gamma knife unit, there is no assurance that it will.

Liability Insurance

Although the Company does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. THE COMPANY’s professional medical liability and general liability policies have limits of $3 million each.  The Company believes that its insurance is adequate for providing treatment facilities and non-medical services, although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

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

Gamma Knife Supply and Servicing

To date, the Company has purchased all of its gamma knife equipment from Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden.  Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment.  the Company arranges for maintenance services for its gamma knife units, including the necessary services related to cobalt replacement, through Elekta.  Any interruption in the supply of equipment or services from Elekta would adversely affect the Companys ability to maintain its gamma knife treatment centers.

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

Dependence on Hospital, Healthcare Organizations and Others

In establishing new gamma knife centers, the Company must reach an arrangement with a hospital or other medical center for the installation and operation of a gamma knife facility and then to purchase the gamma knife equipment and construct and operate the facility.  Before entering into such an agreement, the Company must make an assessment of the economic feasibility of operating the gamma knife at that location.  The Company retains no control or influence over the medical staff or decisions regarding the treatment of patients.  In that regard, the Company’s economic success is highly dependent on its initial determinations of the viability of the gamma knife’s location.  Should the medical center or the physicians at that medical center ultimately use the gamma knife facility for significantly fewer patients than initially projected, the Company could be required to operate the gamma knife center at a loss for an extended period of time.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  Substantially all of the Company’s revenue for 2015 and 2014 resulted from patients treated at this facility.

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $42,000 per year.  the Company occupies about 3,800 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, the Company is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to the Company for the use of the gamma knife. the Company’s agreement with NYU was extended in 2008 and now expires in 2021.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2014 through December 31, 2015.

Period	High Close	Low Close

January 1 – March 31, 2014	.28	.10
April 1 - June 30, 2014	.19	.14
July 1 – September 30, 2014	.35	.11
October 1 – December 31, 2014	.55	.22

January 1 – March 31, 2015	.71	.41
April 1 - June 30, 2015	.60	.30
July 1 – September 30, 2015	.60	.22
October 1 – December 31, 2015	.27	.08

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 27, 2016, there were approximately 76 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2015, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2015 Compared to 2014

Patient revenue in 2015 was $2,971,000 as compared to $2,607,000 in 2014. This increase in patient revenue was due to the partial year the facility was opened in 2014, after the destruction of the gamma knife at the NYU center following Hurricane Sandy in October of 2012.

Patient expenses in 2015 were $1,195,000 as compared to $692,000 in 2014. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2015 over 2014 was due to the fact that the gamma knife was not in service during part of 2014 and, as a result, there was less depreciation, maintenance and other fixed expenses during the year.  SG&A increased 4% from $1,179,000 in 2014 to $1,232,000 in 2015.  This increase in SG&A resulted from higher insurance costs and professional fees realized in 2015. There was interest expense of $181,000 in 2015 down from $184,000 in 2014.  The Company reported net income of $396,000 as compared to $561,000 in the prior year.  This decrease in income was due largely to the maintenance contract for the gamma knife at NYU, which began April 2015, additional depreciation, and due to lower rates per procedure performed as a result of the revised operating agreement with NYU. As a result, the Company incurred a deferred income tax charge of $252,000 in 2015 as compared to $242,000 in 2014.

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU.  The location of the new facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center opened and the first patient was treated on April, 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021.

Liquidity and capital resources

At December 31, 2015 the Company had working capital of $549,000 as compared to $455,000  at December 31, 2014.  This increase was due mostly to increase of revenue received from procedures.  Total assets decreased by $65,000 from 2014 to 2015 principally as a result of additional accumulated depreciation offset by an increase in accounts receivable at the end of the period. Cash and cash equivalents at December 31, 2015 were $1,068,000 as compared to $1,053,000 at December 31, 2014.

Net cash provided by operating activities was $1,158,000 in 2015 as compared to $951,000 in 2014.  Net cash used in financing activities was $803,000 in 2015 as compared to $340,000 in 2014.  Depreciation and amortization was $935,000 in 2015 as compared to $672,000 in 2014

For the year ended December 31, 2015, net cash used in investing activities was $340,000 as compared to $972,000 in 2014.  The 2014 amount included the amount paid for leasehold improvements related to the new gamma knife.

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

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000,  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The estimated present value of the asset retirement obligation is $466,000.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2015: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	71	President & Chairman of the Board

William F. Leimkuhler	64	Director

Charles H. Merriman, III	81	Director

Susan Greenwald	70	Vice President and Secretary

Alan Gold has served as President and Chairman of the Board of the Company since 1996. Mr. Gold has also been a director of the Company since its formation in 1993. Mr. Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983.  From 1981 to 1983, he served as Executive Vice President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

William F. Leimkuhler has served as director of the Company since May 1999.  He currently serves as Lead Director of the Company’s Board of Directors.  He also served as a director of GHS since its inception in 1984 through November 1999.  Mr. Leimkuhler is currently General Counsel & Director of Business Development for Paice Corporation, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999.  He also acts as a consultant on corporate and business development matters to several emerging growth companies.  From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Argan, Inc. and Northern Power Systems Corp.

Charles H. Merriman, III has served as a director of the Company since May 1999. He also served as a director of GHS from October 1997 to November 1999. Mr. Merriman retired at the close of the year 2001 from service as Senior Vice President and Managing Director of BB&T Capital Markets ("BB&T"), an investment banking enterprise, where he was employed in various capacities since 1972 by BB&T and its predecessor. Mr. Merriman has extensive knowledge of the Company’s primary focus on healthcare and technology.

Susan Greenwald has served as Vice President of Marketing Communications and as Secretary of the Company since May 1999. She performed services for GHS in the same capacity from its inception in 1983 through May 1999. Ms. Greenwald was one of the founders of Global Health Systems, the predecessor of GHS, and served as its Vice President of Marketing Communications since 1983. From 1981 through 1983 she was the Proposal Manager for Libra Technology and Global Health Foundation, sister companies engaged in federal contracting and private enterprise, respectively, in the healthcare information technology business. From July 1997 through February 1998, Ms. Greenwald was an employee of Health Management Systems.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2015, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2015, 2014, and 2013 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2015	$300,000
President & Chairman	2014	$300,000
of the Board	2013	$300,000

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

Director Compensation

During 2015, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2016, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2) 2400 Research Blvd. Rockville, MD 20850	1,140,246	14.6%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	100,000	1.3%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	1.7%

Stanley S. Shuman (3) 711 Fifth Avenue New York, NY 10022	2,367,734	30.4%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,578,489	20.2%

All Directors and officers of the Company as a group (2) (four persons)	1,370,918	17.6%

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2015, and 2014, the Company paid $128,000 and $140,000, respectively, for Audit Fees.  For 2015, the fees to Dixon Hughes Goodman LLP were $13,000 and to Aronson, LLC were $115,000.  For 2014, the fees to Dixon Hughes Goodman LLP were $16,000 and to Aronson, LLC were $124,000.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2015 and 2014, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2015 and 2014, the Company paid $16,000 and $21,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2015 and 2014, the Company did not pay or accrue any amounts for these services.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

By	/s/ Alan Gold
Alan Gold
President & Chairman of the Board
and Principal Financial Officer

Dated:	March 30, 2016

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

March 30, 2016	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 30, 2016	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Aronson LLC
Rockville, Maryland
March 30, 2016

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,068,000	$1,053,000
Accounts receivable	626,000	277,000
Due from related parties	21,000	8,000
Elekta refund due	-	115,000
Short term loan receivable	35,000	-
Other current assets	98,000	72,000
Total current assets	1,848,000	1,525,000

Other assets:
Notes receivable	210,000	-
Investments in unconsolidated entities	364,000	323,000
Total other assets	574,000	323,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $1,097,000 in 2015 and $475,000 in 2014)	3,294,000	3,960,000
Leasehold improvements (net of accumulated amortization of $510,000 in 2015 and $197,000 in 2014)	1,670,000	1,643,000

Total property and equipment	4,964,000	5,603,000

TOTAL ASSETS	$7,386,000	$7,451,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$866,000	$821,000
Deferred tax liability- current portion	191,000	92,000
Accounts payable and accrued expenses	80,000	96,000
Deferred revenue	149,000	48,000
Due to related parties	13,000	13,000
Total current liabilities	1,299,000	1,070,000

Obligations under capital lease - net of current portion	2,945,000	3,838,000
Deferred tax liability - net of current portion	303,000	150,000
Guarantee liability	15,000	-
Asset retirement obligations	466,000	431,000
Total liabilities	5,028,000	5,489,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at December 31, 2015 and 2014.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(820,000)	(1,216,000)
Total stockholders' equity	2,358,000	1,962,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,386,000	$7,451,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenue	$2,971,000	$2,607,000

Costs and expenses:
Patient expenses	1,195,000	692,000
Selling, general and administrative	1,232,000	1,179,000

Total	2,427,000	1,871,000

Operating income	544,000	736,000

Interest expense	(181,000)	(184,000)
Gain from sales of investments in unconsolidated entites	-	237,000
Income from investments in unconsolidated entities	285,000	14,000

Income before income taxes	648,000	803,000

Provision for income tax expense	(252,000)	(242,000)

Net income	$396,000	$561,000

Basic and diluted net income per share	$0.05	$0.07

Weighted average common shares outstanding	7,797,185	7,797,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2013	7,797,185	$78,000	$3,100,000	$(1,777,000)	$1,401,000

Net income for the year ended December 31, 2014	-	-	-	561,000	561,000

Balance - December 31, 2014	7,797,185	$78,000	$3,100,000	$(1,216,000)	$1,962,000

Net income for the year ended December 31, 2015	-	-	-	396,000	396,000

Balance - December 31, 2015	7,797,185	$78,000	$3,100,000	$(820,000)	$2,358,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$396,000	$561,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935,000	672,000
Income from investment in unconsolidated entities, net	(285,000)	(14,000)
Gain from sales of investments in unconsolidated entities	-	(237,000)
Accretion of asset retirement obligations	35,000	-
Accrued interest from capital lease obligations	(42,000)	56,000
Deferred income taxes	252,000	242,000
Changes in:
Accounts receivable	(349,000)	(277,000)
Elekta refund due	115,000
Other current assets	(26,000)	(42,000)
Accounts payable and accrued expenses	26,000	(58,000)
Deferred revenue	101,000	48,000
Net cash provided by operating activities	1,158,000	951,000

Cash flows from investing activities:
Distributions from unconsolidated entities	312,000	-
Proceeds from sale of investments	-	256,000
Advances- short term receivable and note receivable	(245,000)	-
Purchase of leasehold improvements	(341,000)	(1,541,000)
Investments in unconsolidated entities	(6,000)	-
(Increase in) decrease of due from related parties	(60,000)	313,000
Net cash used in investing activities	(340,000)	(972,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(803,000)	(340,000)
Repayment of short-term loans	-	(462,000)
Proceeds from short-term loans	-	462,000
Net cash used in financing activities	(803,000)	(340,000)

Net change in cash and cash equivalents	15,000	(361,000)
Cash and cash equivalents - beginning of year	1,053,000	1,414,000
Cash and cash equivalents - end of year	$1,068,000	$1,053,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$189,000	$128,000

Supplemental disclosure of of noncash investing and financing activities:

Increase in guarantee liability recorded	$15,000	$-
Purchase of gamma knife and related leasehold improvements through capital lease obligation	$-	$1,354,000
Increase in fixed assets due to capitalization of asset retirement obligation	$-	$431,000
Elekta refund due financed by capital lease obligation	$-	$115,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "Holdings" means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.

U.S. NeuroSurgical, Inc. a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN owns one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN holds an interest in the gamma knife unit, and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. The center is located in Miami and opened in the second quarter of 2011. (See Note C[2])

In 2011, the Company formed Boca Oncology Partners, LLC in partnership with local physicians and other investors. USNC initially owned a 22.5% interest in the venture. Following a sale of 50% of the Company’s interest in 2012 the Company’s interest in Boca Oncology Partners decreased to 11.25%. The center is located in Boca Raton, Florida, and was opened in the third quarter of 2012. In February 2014, the Company and other members sold their interests in Boca Oncology Partners, LLC. (See Note C[3])

In early 2013, the Company formed Broward Oncology Partners, LLC (“BROP”) with other outside investors. The Company invested $50,000 for a 12.5% ownership interest in BROP.  BROP operates a radiation oncology center in Fort Lauderdale, Florida under a lease from Tenet Health Services. BROP began operations in February 2013.  In May 2014, the Company and other members sold their interests in BROP. (See Note C[4])

On October 29, 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  During 2014, the Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center reopened, and the first patient was treated on April, 29, 2014.  (See Note D)

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among U.S. NeuroSurgical, Inc., U.S. NeuroSurgical Holdings, Inc. (“Holdings”) and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

The holding company organizational structure was effected by a merger (the “Merger”) conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations.  Because the holding company organizational structure occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not affected by this transaction.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, USN, USNC and US NeuroSurgical Physics, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

The gamma knife is being depreciated on the straight-line method over an estimated useful life of 7 years.  Leasehold improvements are being amortized on the straight-line method over 7 years, the shorter of useful life, or the life of the NYU Agreement.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2015 and 2014 was $622,000 and $475,000 respectively.  Amortization expense for 2015 and 2014 was $313,000 and $197,000 respectively.

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2015 and 2014. Tax years from January 1, 2012 to the current year remain open for examination by federal and state tax authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[10]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2015 and 2014, and therefore, no potential dilution for the periods presented.

[11]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2015 and 2014.

[12]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses. The Company considers all accounts receivable to be collectible at December 31, 2015 and 2014.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2015 and 2014 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under capital leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2015 and 2014.

[15]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist primarily of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2015 and 2014, substantially all of the Company’s accounts receivable were due from one customer, NYU.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

During 2015 and 2014, the Company absorbed losses against the total outstanding receivables from NeuroPartners LLC and CGK of $62,000 and $45,000, respectively, due to these losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended
	December 31,
	2015	2014

Patient revenue	$912,000	$1,223,000

Net (loss) income	$(184,000)	$74,000

USNC's equity in (loss) income of Neuro Partners LLC and CGK	$(84,000)	$14,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2015	2014

Current assets	$66,000	$92,000

Noncurrent assets	394,000	991,000

Total assets	$460,000	$1,083,000

Current liabilities	$1,359,000	$829,000

Noncurrent liabilities	-	969,000

Equity	(899,000)	(715,000)

Total liabilities and equity	$460,000	$1,083,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE, increasing its investment to 24% in January of 2015 when another investor’s shares were diluted. The remaining 76% is owned by other outside investors. The center opened and treated its first patient in May 2011. During 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s investment in FOP and FOPRE is $225,000 and $190,000 at December 31, 2015 and 2014.  Amounts due from FOP and FOPRE included in due from related parties total $21,000 and $8,000 at December 31, 2015 and 2014, respectively. During 2015, FOPRE sold the building it owned and recognized a gain of $577,000.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Combined Condensed Income Statement Information

	Year Ended December 31,
	2015	2014

Revenue	$3,157,000	$2,631,000

Net income	$1,344,000	$197,000

USNC's equity in income of FOP and FOPRE	$323,000	$39,000

FOP and FOPRE Combined Condensed Balance Sheet Information

	December 31,
	2015	2014

Current assets	$1,024,000	$606,000

Noncurrent assets	3,066,000	5,070,000

Total assets	$4,090,000	$5,676,000

Current liabilities	$1,848,000	$858,000

Noncurrent liabilities	1,529,000	3,947,000

Equity	713,000	871,000

Total liabilities and equity	$4,090,000	$5,676,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

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

Since June 2012, the Company’s share of cumulative losses associated with its investment in BOP has exceeded its investment. The Company’s recorded investment in BOPRE is $139,000 and $134,000 at December 31, 2015 and 2014.

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

The following tables present the summarized financial information of BOP and BOPRE:

BOP Condensed Income Statement Information

Year Ended December 31,
2014

Patient revenue	$115,000

Net loss	$(108,000)

USNC's equity in loss in BOP	$(12,000)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2015	2014

Rental Income	$3,000	$-

Net income (loss)	$3,000	$(4,000)

USNC's equity in loss in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	December 31,
	2015	2014

Current assets	$40,000	$61,000

Noncurrent assets	837,000	786,000

Total assets	$877,000	$847,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	877,000	847,000

Total liabilities and equity	$877,000	$847,000

[4]	Broward Oncology Partners

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

Broward Oncology Partners, LLC Condensed Income Statement Information

Year Ended December 31, 2014

Patient revenue	$505,000

Net income (loss)	$255,000

USNC's equity in income (loss) of Broward Oncology Partners	$32,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note D - Agreement with New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (the “NYU agreement”) with NYU for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN had the ability to negotiate the purchase price and upon failure of the parties to agree could request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $2,944,000 and $2,607,000, for 2015 and 2014 respectively. The NYU agreement is accounted for as an operating lease.

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

Note E - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.7 million to be repaid over 72 months with no payments for the first three months. The remaining removal costs of the old equipment of $525,000 were reclassified to the capital lease obligation at December 31, 2013 since they were paid by Elekta Capital (Note F). The Company entered into another capital lease in 2014 to finance a further $250,000 of installation and construction costs. The balance is being repaid over 24 months with the final payment due April 2016.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The obligations under the capital leases are as follows:

	December 31,
	2015	2014

Capital leases - Gamma Knife	$3,811,000	$4,659,000

Less current portion	(866,000)	(821,000)

	$2,945,000	$3,838,000

The following is an analysis of the leased assets included in property and equipment:

	December 31,
	2015	2014

Capitalized costs	$4,303,000	$4,303,000

Less - accumulated depreciation	(1,076,000)	(461,000)

Capitalized lease equipment and improvements- reported as property and equipment - net	$3,227,000	$3,842,000

Depreciation expense for assets under capital leases totaled $615,000 and $461,000 for the years ended December 31, 2015 and 2014. During the year ended December 31, 2014, $51,000 of interest was capitalized.

Future payments as of December 31, 2015 on the equipment leases and loans are as follows:

Year Ending December 31,

2016	$1,019,000
2017	931,000
2018	931,000
2019	931,000
2020	388,000
4,200,000
Less interest	(389,000)
Present value of net minimum obligation	$3,811,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note F – Asset Retirement Obligations

When the NYU agreement was finalized, the Company estimated the cost to remove the gamma knife at the end of the agreement to be approximately $620,000. The estimated present value of this liability is $466,000 at December 31, 2015 and $431,000 at December 31, 2014.

	2015	2014

Asset retirement obligations, start of year	$431,000	$-

Asset retirement obligation for new gamma knife		431,000

Accretion of liability	35,000	-

Asset retirement of obligations, end of the year	$466,000	$431,000

Note G - Concentrations

The Company derives substantially all of its revenue from NYU. Due to the destruction of the gamma knife at NYU the Company received no revenue from January 1, 2014 through April 28, 2014. The new location, of the Leksell PERFEXION gamma knife in the Tisch Hospital of NYU Langone Medical Center, opened and treated its first patient on April, 29, 2014.  (See Note D)

Note H – Taxes

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2015	2014

Income tax at the federal statutory rate	$220,000	$273,000
State income tax, net of federal taxes	21,000	26,000
Permanent differences	14,000	11,000
Other	(3,000)	(16,000)
Change in valuation allowance	-	(52,000)

Income tax (benefit) provision	$252,000	$242,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss	$463,000	$667,000
Basis difference in unconsolidated entities	32,000	-
	495,000	667,000

Deferred tax liability:
Basis difference in unconsolidated entities	-	(61,000)
Deferred gain on disposal of gamma knife	(716,000)	(716,000)
Excess of depreciation over book depreciation	(82,000)	(40,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	(191,000)	(92,000)
Net deferred tax liability	$(494,000)	$(242,000)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

At December 31, 2015, the Company had loss carryforwards of $1,239,000, which may be offset against future taxable income.  If not used, the carryforwards will begin to expire in 2025.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2012.

Note I– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed in March 2013, and expires March 2018.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2015, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2016	$42,000
2017	43,000
2018	11,000
$96,000

Rent expense was approximately $41,000 and $43,000 for 2015 and 2014, respectively.

[2]	Gamma Knives:

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

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs. The first payment of $12,468 was made November 1, 2014. The final payment is due on July 1, 2016.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

[3]	Maintenance Contract:

The new gamma knife installed in April 2014 includes a one year warranty. The new maintenance agreement began in April of 2015. The monthly payment has remained at $20,000 and is in effect for 5 years.

[4]	Guarantee of Lease Obligations:

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SARH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $970,000 and $1,660,000 at December 31, 2015 and 2014, respectively.  In February of 2016, NeuroPartners negotiated a new lease to fund the reloading of cobalt and the necessary construction to do so. The new lease of $1,663,000 includes the balance of the lease obligations. This lease will be paid over 60 months. The first payment is due on April 1, 2016.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

USNC is also a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The outstanding balance on the lease obligation was $2,502,000 and $3,398,000 at December 31, 2015 and 2014, respectively.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and expects any liabilities arising from these guarantees to be insignificant.

[5]	Guarantee of Mortgages:

USN was a 20% guarantor on FOPRE’s ten-year mortgage.  This mortgage had an original balance of $1,534,000 and was secured by the commercial condominiums in which FOP operates. In December of 2015, FOPRE sold the building and repaid the mortgage with the sales proceeds.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,632,000 and $2,730,000 at December 31, 2015 and 2014, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

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

Note J - Employees' IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for both 2015 and 2014.