Form 10-Q
period 2016-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2016-05-12
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                               Yes  ☐         No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 11, 2016 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,480,000	$1,068,000
Accounts receivable	728,000	626,000
Due from related parties	45,000	21,000
Short term loan receivable	35,000	35,000
Other current assets	82,000	98,000
Total current assets	2,370,000	1,848,000

Other assets:
Notes receivable	210,000	210,000
Investments in unconsolidated entities	395,000	364,000
Total other assets	605,000	574,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $1,254,000 in 2016 and $1,097,000 in 2015)	3,137,000	3,294,000
Leasehold improvements (net of accumulated amortization of $588,000 in 2016 and $510,000 in 2015)	1,592,000	1,670,000
Total property and equipment	4,729,000	4,964,000

TOTAL ASSETS	$7,704,000	$7,386,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$774,000	$866,000
Deferred tax liability - current portion	116,000	191,000
Accounts payable and accrued expenses	112,000	80,000
Deferred revenue	407,000	149,000
Due to related parties	13,000	13,000
Total current liabilities	1,422,000	1,299,000

Obligations under capital lease - net of current portion	2,745,000	2,945,000
Deferred tax liability - net of current portion	496,000	303,000
Guarantee liability	13,000	15,000
Asset retirement obligations	472,000	466,000
Total liabilities	5,148,000	5,028,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,797,185 shares issued and outstanding at March 31, 2016 and December 31, 2015.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(622,000)	(820,000)
Total stockholders' equity	2,556,000	2,358,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,704,000	$7,386,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenue	$832,000	$809,000

Costs and expenses:
Patient expenses	324,000	255,000
Selling, general and administrative	310,000	349,000

Total	634,000	604,000

Operating income	198,000	205,000

Interest expense	(41,000)	(54,000)
Other income	4,000	13,000
Income (loss) from investments in unconsolidated entities	155,000	(36,000)

Income before income taxes	316,000	128,000

Provision for income tax expense	(118,000)	(48,000)

Net income	$198,000	$80,000

Basic and diluted net income per share	$0.03	$0.01

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$198,000	$80,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,000	238,000
(Income) loss from investment in unconsolidated entities, net	(155,000)	36,000
Accretion of asset retirement obligations	6,000	17,000
Change in guarantee liability	(2,000)	2,000
Deferred income taxes	118,000	48,000
Changes in:
Accounts receivable	(102,000)	(361,000)
Other current assets	16,000	22,000
Accounts payable and accrued expenses	32,000	18,000
Deferred revenue	258,000	159,000
Net cash provided by operating activities	604,000	259,000

Cash flows from investing activities:
Increase in due from related parties	(24,000)	(61,000)
Distributions from, investments in unconsolidated entities	124,000	-
Net cash provided by (used in) investing activities	100,000	(61,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(292,000)	(147,000)
Net cash used in financing activities	(292,000)	(147,000)

Net change in cash and cash equivalents	412,000	51,000
Cash and cash equivalents - beginning of period	1,068,000	1,053,000
Cash and cash equivalents - end of period	$1,480,000	$1,104,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$41,000	$54,000

Supplemental disclosure of of noncash investing and financing activities:
Purchase of gamma knife and related leasehold improvements included in accounts payable	$-	$341,000
Increase in investment in unconsolidated entities through recording of guarantee liability	$-	$22,000
Increase in guarantee liability recorded	$-	$13,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Following the Merger, Holdings’s common stock continued to trade on the over-the-counter market and continued to be quoted on the OTCQB marketplace under the same symbol, “USNU.”  The conversion of shares of capital stock under the Merger Agreement occurred without an exchange of physical certificates.  Accordingly, physical certificates formerly representing shares of outstanding capital stock of USN are deemed to represent the same number of shares of capital stock of Holdings.

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

USNC was a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners, negotiated a new five- year lease to fund the reloading of cobalt and the necessary construction to do so. The new lease of $1,663,000 includes a balance of $668,000 from the prior lease obligations. This new lease will be paid over 60 months. The first payment of $31,000 was paid on April 1, 2016 and the final payment will be due on March 1, 2021. The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral and expects any amounts arising from this guarantee to be insignificant.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, certain disclosures are required rather than consolidation.  During the three months ended March 31, 2016, the Company absorbed losses against the total outstanding receivables of $1,000 from NeuroPartners LLC and CGK. For the three months ended March 31, 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $18,000, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Three Months Ended
	March 31,
	2016	2015

Patient revenue	$305,000	$203,000

Net income (loss)	$123,000	$(70,000)

USNC's equity in earnings (loss) of Neuro Partners, LLC and CGK	$18,000	$(33,000)

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	March 31, 2016	December 31, 2015

Current assets	$68,000	$66,000

Noncurrent assets	1,028,000	394,000

Total assets	$1,096,000	$460,000

Current liabilities	$209,000	$1,359,000

Noncurrent liabilities	1,663,000	-

Equity	(776,000)	(899,000)

Total liabilities and equity	$1,096,000	$460,000

Note E – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% was owned by other outside investors. In January of 2015, one of the investors was removed from the entities, and his ownership interest was distributed among the remaining members in relationship to the percentage they owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each entity. As of January 1, 2015, the Company has a 24% ownership in both FOP and FOPRE.

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $256,000 and $225,000 at March 31, 2016 and December 31, 2015, respectively. Amounts due from FOP and FOPRE included in due from related parties total $45,000 and $21,000 at March 31, 2016 and December 31, 2015 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $2,267,000 at March 31, 2016. The Company expects any potential obligations from this guarantee would be reduced by the recoveries of the respective collateral and has recorded a liability of $13,000 associated with this guarantee at March 31, 2016.

In June 2012, FOPRE completed the financing agreement to purchase the building that is occupied by FOP.  The amount of the loan was $1,534,000 and was to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022. In December 2015, FOPRE sold the building, for a gain on sale of $577,000. The Company’s share of the gain was $139,000. The related mortgage was repaid upon closing of the sale.

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the purchase of FOP’s Varian machine and other medical equipment. 21st Century Oncology paid FOP $1,000,000 as a down payment for the machine and other medical equipment and is currently making monthly payments of $172,000 for the machine, and making all monthly payments due under the capital lease, until such time as the sale is finalized. These payments have been recorded as rental income under an operating lease.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2016	2015

Patient revenue	$-	$584,000

Rental Income	$1,013,000	$-

Net income (loss)	$634,000	$(38,000)

USNC's equity in income (loss) of FOP and FOPRE	$155,000	$(8,000)

FOP and FOPRE Condensed Balance Sheet Information

	March 31, 2016	December 31, 2015

Current assets	$986,000	$1,024,000

Noncurrent assets	2,750,000	3,066,000

Total assets	$3,736,000	$4,090,000

Current liabilities	$1,620,000	$1,848,000

Noncurrent liabilities	1,272,000	1,529,000

Equity	844,000	713,000

Total liabilities and equity	$3,736,000	$4,090,000

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

The Company’s recorded investment in BOPRE is $138,000 and $139,000 at March 31, 2016 and December 31, 2015.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,606,000 at March 31, 2016.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

USNC was a 14.06% guarantor on BOP’s five-year lease with respect to the oncology equipment at the Boca Raton, Florida cancer center. Upon the sale of BOP, which occurred in 2014, USNC was indemnified by the buyer from any losses arising from the guarantee.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2016	2015

Rental Income	$-	$-

Net income	$-	$-

USNC's equity in earnings in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31, 2016	December 31, 2015

Current assets	$40,000	$40,000

Noncurrent assets	837,000	837,000

Total assets	$877,000	$877,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	877,000	877,000

Total liabilities and equity	$877,000	$877,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37%, for the three months ended March 31, 2016. The Company recorded a tax charge of $118,000 for the three months ended March 31, 2016.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2015 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Patient revenue for the three months ended March 31, 2016 was $832,000, a increase of 3% compared to $809,000 the previous year. This increase in revenue was simply due to an increased number of procedures at NYU. Patient expenses for the three months ended March 31, 2016 were $324,000, an increase of 27% as compared to the $255,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to a new maintenance agreement, which went into effect as of April 1, 2015. The first year of maintenance was included in the installation of the equipment.

Selling, general and administrative expense of $310,000 for the first quarter of 2016 was 11% lower than the $349,000 incurred during the comparable period in 2015.  The decrease in SG&A expenses was mostly due to lower travel costs and commercial property insurance, in the first quarter of 2016 compared to the same period the previous year.

The Company incurred $41,000 of interest expense in the first quarter of 2016 related to the capital lease. Interest expense for the same period in 2015 was $54,000. The lower interest expense in 2016 is primarily due the amortization of the gamma knife and leasehold improvement leases.

During the three months ended March 31, 2016, the Company recognized an income tax charge of $118,000. The 2016 tax expense is due to the Company’s successful operations at NYU during 2016, and higher income from investments in unconsolidated entities.  In 2016, the Company had recorded a valuation allowance against certain deferred tax assets.

For the three months ended March 31, 2016, the Company reported a net income of $198,000 as compared to a net income of $80,000 for the same period a year earlier. The increase in net income is primarily due to successful operations at NYU and higher income from investments in unconsolidated entities.

Liquidity and Capital Resources

At March 31, 2016, the Company had working capital of $948,000 as compared to $549,000 at December 31, 2015.  This increase was primarily due to the successful operations at NYU. Cash and cash equivalents at March 31, 2016 were $1,480,000 as compared to $1,068,000 at December 31, 2015.

With respect to the notes receivable of $210,000 at March 31, 2016, the Company has been in discussions with one of the borrowers regarding the possible future conversion of one of the notes in the principal amount of $172,500 into an equity interest in a future business activity.  As a result, that note receivable has been classified as a non-current asset.

Net cash provided by operating activities for the three months ended March 31, 2016 was $604,000 as compared to $259,000 in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable increased $102,000 for the three months ended March 31, 2016 as compared to an increase of $361,000 the previous year.

With respect to financing activities, the Company paid $292,000 towards its capital lease obligations during the first three months of 2016, compared with $147,000 in 2015.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement Leksell PERFEXION gamma knife at the NYU Medical Center. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020. USN entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment is due on July 1, 2016. The agreement with NYU to operate the gamma knife facility continues through March 2021.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2015, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2016: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016, management is in the process of developing plans to remediate the material weakness identified above.

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

101           Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Neurosurgical Holdings, Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant