Form 10-Q
period 2016-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2016-08-12
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                               Yes  ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 11, 2016 was 7,797,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,193,000	$1,068,000
Accounts receivable	148,000	626,000
Due from related parties	-	21,000
Deferred tax asset	93,000	-
Short term loan receivable	35,000	35,000
Other current assets	80,000	98,000
Total current assets	2,549,000	1,848,000

Other Assets:
Notes receivable	210,000	210,000
Investments in unconsolidated entities	375,000	364,000
Equipment deposit	248,000	-
Total other assets	833,000	574,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $1,412,000 in 2016 and $1,097,000 in 2015)	2,980,000	3,294,000
Leasehold improvements (net of accumulated amortization of $666,000 in 2016 and $510,000 in 2015)	1,514,000	1,670,000
Total property and equipment	4,494,000	4,964,000

TOTAL ASSETS	$7,876,000	$7,386,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$810,000	$866,000
Income tax payable	92,000	-
Deferred tax liability - current portion	-	191,000
Accounts payable and accrued expenses	52,000	80,000
Deferred revenue	427,000	149,000
Due to related parties	13,000	13,000
Total current liabilities	1,394,000	1,299,000

Obligations under capital lease - net of current portion	2,542,000	2,945,000
Deferred tax liability - net of current portion	718,000	303,000
Guarantee liability	11,000	15,000
Asset retirement obligations	478,000	466,000
Total liabilities	5,143,000	5,028,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized;7,797,185 shares issued and outstanding at June 30, 2016 and December 31, 2015.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(445,000)	(820,000)
Total stockholders' equity	2,733,000	2,358,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,876,000	$7,386,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June30,
	2016	2015

Revenue	$775,000	$672,000

Costs and expenses:
Patient expenses	288,000	306,000
Selling, general and administrative	351,000	318,000

Total	639,000	624,000

Operating income	136,000	48,000

Interest expense	(39,000)	(36,000)
Other income	2,000	13,000
Income from investments in unconsolidated entities	183,000	25,000
	.	.
Income before income taxes	282,000	50,000

Provision for income tax expense	(105,000)	(19,000)

Net income	$177,000	$31,000

Basic and diluted net income per share	$0.02	$0.00

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Revenue	$1,607,000	$1,481,000

Costs and expenses:
Patient expenses	612,000	561,000
Selling, general and administrative	661,000	667,000

Total	1,273,000	1,228,000

Operating income	334,000	253,000

Interest expense	(80,000)	(90,000)
Other income	6,000	26,000
Income (loss) from investments in unconsolidated entities	338,000	(11,000)

Income before income taxes	598,000	178,000

Provision for income tax expense	(223,000)	(67,000)

Net income	$375,000	$111,000

Basic and diluted net income per share	$0.05	$0.01

Weighted average common shares outstanding	7,797,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$375,000	$111,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471,000	466,000
(Income) loss from investment in unconsolidated entities	(338,000)	11,000
Accretion of asset retirement obligations	12,000	23,000
Change in guarantee liability	(4,000)	-
Deferred income taxes	131,000	67,000
Changes in:
Accounts receivable	478,000	5,000
Elekta refund due	-	115,000
Income tax payable	92,000	-
Other current assets	18,000	(9,000)
Accounts payable and accrued expenses	(28,000)	49,000
Deferred revenue	278,000	402,000
Net cash provided by operating activities	1,485,000	1,240,000

Cash flows from investing activities:
Repayment of amounts advanced to uncosolidated entities	20,000	-
Advances - short term receivable and note receivable	-	(245,000)
Deposit for gamma knife equipment	(248,000)	-
Purchase of leasehold improvements	-	(341,000)
Decrease (increase) in due from related parties	21,000	(94,000)
Distributions from, investments in unconsolidated entities	306,000	-
Net cash provided by (used in) investing activities	99,000	(680,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(459,000)	(353,000)
Net cash used in financing activities	(459,000)	(353,000)

Net change in cash and cash equivalents	1,125,000	207,000
Cash and cash equivalents - beginning of period	1,068,000	1,053,000
Cash and cash equivalents - end of period	$2,193,000	$1,260,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$80,000	$96,000

Supplemental disclosure of of noncash investing and financing activities:
Increase in investment in unconsolidated entities through recording of guarantee liability	$-	$25,000
Increase in guarantee liability recorded	$-	$15,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. USN entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment was paid on July 1, 2016.

In April of 2016 USN paid a deposit of $248,000 to Elekta for the installation of new ICON imaging technology in the NYU Gamma Knife equipment. This ICON technology is scheduled to be installed during the month of July 2016 and will be completed on or about August 1, 2016. The company will finance an additional amount of approximately $725,000 at an interest rate of approximately 4.5%. The monthly lease payment will be about $20,000. A monthly maintenance agreement will commence a year after the installation date and is estimated to be about $6,000 per month.

In July of 2016 USN entered into an agreement with NYU regarding the installation of the new ICON technology.  Following the installation, NYU will adjust the monthly fee structure by adding $30,000 to the monthly payment for the remaining term of the agreement. Afinal payment of $17,000 will be made for the partial month of operations in March 2021.

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

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, certain disclosures are required rather than consolidation.  During the three months ended June 30, 2016, the Company received $20,000 of repayments of amounts previously advanced to NeuroPartners LLC and GCK. Those repayments reduce the amount of loses incurred on prior advances to NeruoPartners LLC and CGK and are included as additional income from investments in unconsolidated entities for the three and six months ended June 30, 2016. The Company has $116,000 of remaining advances to NeuroPartners LLC and CGK at June 30, 2016.  For the three months ended June 30, 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $9,000, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners, LLC and CGK Condensed Income Statement Information

	Six Months Ended June 30,
	2016	2015

Patient revenue	$516,000	$498,000

Net income (loss)	$176,000	$(69,000)

USNC's equity in earnings (loss) of Neuro Partners, LLC and CGK	$9,000	$(38,000)

	Three Months Ended June 30,
	2016	2015

Patient revenue	$211,000	$295,000

Net income	$50,000	$1,000

USNC's equity in loss of Neuro Partners, LLC and CGK	$(9,000)	$(5,000)

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	June 30, 2016	December 31, 2015

Current assets	$143,000	$66,000

Noncurrent assets	980,000	394,000

Total assets	$1,123,000	$460,000

Current liabilities	$567,000	$1,359,000

Noncurrent liabilities	1,281,000	-

Deficit	(725,000)	(899,000)

Total liabilities and equity	$1,123,000	$460,000

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

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $236,000 and $225,000 at June 30, 2016 and December 31, 2015, respectively. Amounts due from FOP and FOPRE included in due from related parties total $0 and $21,000 at June 30, 2016 and December 31, 2015 respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP.  The outstanding balance on the lease obligation was $2,026,000 at June 30, 2016. The Company expects any potential obligations from this guarantee would be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000 associated with this guarantee at June 30, 2016.

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

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the purchase of FOP’s Varian machine and other medical equipment. 21st Century Oncology paid FOP $1,000,000 as a down payment for the machine and other medical equipment and is currently making monthly payments of $172,000 for the machine, and making all monthly payments due under the capital lease, until such time as the sale is finalized. 21st Century has not to date satisfied all of the terms of the rental agreement and since May 1, 2016 has been paying an additional $30,000 in penalties each month. These payments have been recorded as rental income under an operating lease.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2016	2015

Patient revenue	$-	$1,263,000

Rental Income	$2,087,000	$-

Net income	$1,314,000	$153,000

USNC's equity in income of FOP and FOPRE	$318,000	$38,000

	Three Months Ended June 30,
	2016	2015

Patient revenue	$-	$679,000

Rental Income	$1,073,000	$-

Net income	$680,000	$191,000

USNC's equity in income of FOP and FOPRE	$163,000	$46,000

FOP and FOPRE Condensed Balance Sheet Information

	June 30, 2016	December 31, 2015

Current assets	$774,000	$1,024,000

Noncurrent assets	2,435,000	3,066,000

Total assets	$3,209,000	$4,090,000

Current liabilities	$1,385,000	$1,848,000

Noncurrent liabilities	1,009,000	1,529,000

Equity	815,000	713,000

Total liabilities and equity	$3,209,000	$4,090,000

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

The Company’s recorded investment in BOPRE is $139,000 at June 30, 2016 and December 31, 2015.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,580,000 at June 30, 2016.  The Company expects any potential obligations from this guarantee would be reduced by the recovery of the real estate and expects any amounts arising from this guarantee to be insignificant.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three and Six Months Ended June 30,
	2016	2015

Rental Income	$-	$-

Net loss	$(1,000)	$(1,000)

USNC's equity in earnings in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2016	December 31, 2015

Current assets	$39,000	$40,000

Noncurrent assets	837,000	837,000

Total assets	$876,000	$877,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	876,000	877,000

Total liabilities and equity	$876,000	$877,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 37%, for the six months ended June 30, 2016. The Company recorded a tax charge of $223,000 for the six months ended June 30, 2016.

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

Results of Operation

Three months ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Patient revenue for the three months ended June 30, 2016 was $775,000, a increase of 15% compared to $672,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU and a true up to the effective rate procedure for the corresponding period. Patient expenses for the three months ended June 30, 2016 were $288,000, an decrease of 6% as compared to the $306,000 reported for the comparable period in the previous year. This decrease in patient expenses was largely due to reduced maintenance expenses.

Selling, general and administrative expense of $351,000 for the second quarter of 2016 was 10% higher than the $318,000 incurred during the comparable period in 2015.  The increase in SG&A expenses was mostly due to higher travel fees, tax and auto costs in the second quarter of 2016 compared to the same period the previous year.

The Company incurred $39,000 of interest expense in the second quarter of 2016 related to the capital lease. Interest expense for the same period in 2015 was $36,000.

During the three months ended June 30, 2016, the Company recognized an income tax charge of $105,000. The 2016 tax expense is due to the Company’s successful operations at NYU during 2016, and higher income from investments in unconsolidated entities.

For the three months ended June 30, 2016, the Company reported a net income of $177,000 as compared to a net income of $31,000 for the same period a year earlier. The increase in net income is primarily due to successful operations at NYU and higher income from investments in unconsolidated entities.

Six months ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Patient revenue for the six months ended June 30, 2016 was $1,607,000, a increase of 9% compared to $1,481,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU and a true up to the effective rate procedure for the corresponding period. Patient expenses for the six months ended June 30, 2016 were $612,000, an increase of 9% as compared to the $561,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to a new maintenance agreement, which went into effect as of April 1, 2015. The first year of maintenance was included in the installation of the equipment.

Selling, general and administrative expense of $661,000 for the first six months of 2016 was 1% lower than the $667,000 incurred during the comparable period in 2015.  The decrease in SG&A expenses was mostly due to lower travel costs.

The Company incurred $80,000 of interest expense in the first half of 2016 related to the capital lease. Interest expense for the same period in 2015 was $90,000. The lower interest expense in 2016 is primarily due the amortization of the gamma knife and leasehold improvement leases.

During the six months ended June 30, 2016, the Company recognized an income tax charge of $223,000. The 2016 tax expense is due to the Company’s successful operations at NYU during 2016, and higher income from investments in unconsolidated entities.

For the six months ended June 30, 2016, the Company reported a net income of $375,000 as compared to a net income of $111,000 for the same period a year earlier. The increase in net income is primarily due to successful operations at NYU and higher income from investments in unconsolidated entities.

Liquidity and Capital Resources

At June 30, 2016, the Company had working capital of $1,155,000 as compared to $549,000 at December 31, 2015.  This increase was primarily due to the successful operations at NYU. Cash and cash equivalents at June 30, 2016 were $2,193,000 as compared to $1,068,000 at December 31, 2015.

With respect to the notes receivable of $210,000 at June 30, 2016, the Company has been in discussions with one of the borrowers regarding the possible future conversion of one of the notes in the principal amount of $172,500 into an equity interest in a future business activity.  As a result, that note receivable has been classified as a non-current asset.

Net cash provided by operating activities for the six months ended June 30, 2016 was $1,485,000 as compared to $1,240,000 in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable decreased $478,000 for the six months ended June 30, 2016 as compared to an decrease of $5,000 the previous year.

With respect to financing activities, the Company paid $459,000 towards its capital lease obligations during the first six months of 2016, compared with $353,000 in 2015.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement Leksell PERFEXION gamma knife at the NYU Medical Center. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020. USN entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment which was due on July 1, 2016, has been made. The agreement with NYU to operate the gamma knife facility continues through March 2021.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2016: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 12, 2016	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant