Form 10-K
period 2016-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2017-03-31
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $731,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of March 27, 2017, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2016

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

The Company estimates that, as of December 31, 2016, there were approximately 120 gamma knife treatment centers in the U.S.

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

In 2015 Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”) USNC was not initially a member of MOP as it was legally not able to participate due to the fact that USNC was not a physician. Paperwork was filed for a waiver and on December 22, 2016 USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP.

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

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 513 patients treated during the year ended December 31, 2016, whereas in the prior year there were 474 patients treated at the facility. Total revenue in 2016 from NYU was $3,212,000 as opposed to total revenue of $2,944,000 in 2015.

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

USNC was a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners, LLC negotiated a new five year lease to fund the reloading of cobalt and the related construction services. The new lease of $1,663,000 includes a balance of $668,000 from the prior lease obligations. This lease will be paid over 60 months, with the first payment of $31,000 being paid on April 1, 2016, and the final payment being due on March 1, 2021. The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral and thus expects any exposure from this guarantee to be remote.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners, LLC and CGK, NeuroPartners, LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners, LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners, LLC’s and CGK’s economic performance, these entities are not consolidated, but certain disclosures are provided herein.

During the year ended December 31, 2016, the Company received $70,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK.  Those repayments reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as additional income from investments in unconsolidated entities for the year ended December 31, 2016.  At December 31, 2016, there remains $68,000 in unpaid advances made by the Company to NeuroPartners LLC and CGK.  For the year ended December 31, 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $93,000, but was not recorded due to prior losses.

Future Gamma Knife Centers

The Company is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), which operates a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% was owned by other outside investors. The center opened and treated its first patient in May 2011.  During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  In January of 2015, one of the investors relinquished its ownership interest in both FOP and FOPRE, and that ownership interest was distributed among the remaining members in relationship to the percentage they owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE. As of January 1, 2015, the Company holds a 24% ownership in both FOP and FOPRE.

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $301,000 and $225,000 at December 31, 2016 and 2015, respectively. Amounts due from FOP and FOPRE included in due from related parties total $4,000 and $21,000 at December 31, 2016 and 2015 respectively.

During 2011, FOP entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $1,528,000 at December 31, 2016.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at December 31, 2016.

In June 2012, FOPRE financed the purchase of the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022. In December 2015, FOPRE sold the building, for a gain on sale of $577,000. The Company’s share of the gain was $139,000. The related mortgage was repaid upon closing of the sale.

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and is currently making monthly payments of $172,000 for the equipment and all monthly payments due under the capital lease, until such time as the sale is finalized.  As of this date, 21st Century Oncology has not yet satisfied all of the terms of the rental agreement and for the months of May, June, and July of 2016 it paid an additional $30,000 in accelerated payments, and has paid $50,000 in accelerated payments each month since August 2016. These accelerated payments have been recorded as unearned revenue by FOP.

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

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The Company loaned the proceeds of $56,250 back to BOP as a 5 year note at 7% interest. The remaining 88.75% was owned by other outside investors. In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor, bringing its total interest to 23.75%.  BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West IMP.  Then the members of BOPRE sold 31.5% of BOPRE to a new investor. The proceeds of $28,000 were loaned to BOP and USNC’s investment in BOPRE was reduced to 15.4%. Since inception there have been a number of capital calls for BOPRE that have not been met by some of the investors. In December of 2016, the investors that have not met their capital calls have had their investment diluted by the amount of the unmet capital calls and their corresponding investment percentage reduced proportionately. After these dilutions, the Company’s record investment percentage has increased from 15.4% to its current value of 20.23%

Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it did not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $144,000 and $139,000 at December 31, 2016 and 2015.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,527,000 at December 31, 2016.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

Medical Oncology Partners

In April of 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned the principal investor in MOP, Dr. Jaime Lozano, a co-investor in FOP, $172,500.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA. An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in return for the settlement of the note to USNC. USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016 USNC owned 35.83% of MOP. The Company has recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016 against its investment which resulted in a reduction of its investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the Company determined that the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that it was fully impaired. Accordingly, the entire investment balance in MOP, as well as the loans from USN and USNC to MOP and UOMA, have been written off.

The Company has recorded an impairment loss of $218,000.

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

Employees

USN has three full-time employees and relies on consultants for certain services as required from time-to-time.  All of its full-time employees are engaged in sales, marketing and administration.

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

Gamma Knife Supply and Servicing

To date, the Company has purchased all of its gamma knife equipment from Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden.  Elekta is responsible for the installation and testing of the equipment and the training of the hospital staff in the operation of the equipment.  the Company arranges for maintenance services for its gamma knife units, including the necessary services related to cobalt replacement, through Elekta.  Any interruption in the supply of equipment or services from Elekta would adversely affect the Company’s ability to maintain its gamma knife treatment centers.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  Substantially all of the Company’s revenue for 2016 and 2015 resulted from patients treated at this facility.

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

Stock Price Volatility; Illiquid Trading Market

The Company’s common stock is thinly traded.  At present, trades are reported on the OTC Pink marketplace only several days a month.  This thin trading and relatively small non-affiliate float lead to a high level of volatility in reported sale prices.  Investors in the Company’s Common Stock will have a limited ability to trade shares on the open market and, even if able to sell shares, could suffer significant market losses due to large swings in the prices of the shares.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $43,000 per year.  the Company occupies about 3,800 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, the Company is not required to pay separate rent for the premises occupied by its gamma knife center.  Overhead, including rent, was negotiated in determining the fee paid to the Company for the use of the gamma knife. the Company’s agreement with NYU was extended in 2008 and now expires in 2021.

Item 3.	Legal Proceedings.

The Company is subject to lawsuits, investigations and potential claims arising out of the ordinary conduct of its business.  The Company is not currently involved in any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the over-the-counter market and quoted on the OTC Pink marketplace.

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2015 through December 31, 2016.

Period	High Close	Low Close

January 1 – March 31, 2015	.71	.41
April 1 - June 30, 2015	.60	.30
July 1 – September 30, 2015	.60	.22
October 1 – December 31, 2015	.27	.08

January 1 – March 31, 2016	.22	.11
April 1 - June 30, 2016	.20	.13
July 1 – September 30, 2016	.35	.13
October 1 – December 31, 2016	.28	.21

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 27, 2017, there were approximately 68 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2016, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2016 Compared to 2015

Patient revenue in 2016 was $3,212,000 as compared to $2,971,000 in 2015. This increase in patient revenue was  largely due to an increase in the number of patients being seen in 2016, and an additional $150,000 of revenue attributable to the $30,000 per month fixed fee from August 2016 onwards, following the installation of the new ICON unit.

Patient expenses in 2016 were $1,290,000 as compared to $1,195,000 in 2015. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses.  The increase experienced in 2016 over 2015 was due to the additional depreciation of the new ICON installation and the fact that the maintenance agreement did not begin until April of 2015. SG&A increased 6% from $1,232,000 in 2015  to $1,308,000 in 2016.  This increase in SG&A resulted from higher insurance costs, automobile expenses, and professional fees incurred in 2016. There was interest expense of $161,000 in 2016 down from $181,000 in 2015.  The Company reported net income of $536,000 as compared to $396,000 in the prior year.  This increase in income was due largely to the increased revenue received from patients treated at the NYU Center, and earnings from the Company’s unconsolidated entities. As a result, the Company incurred an income tax charge of  $342,000 in 2016 as compared to a deferred income tax charge of  $252,000 in 2015.

Liquidity and capital resources

At December 31, 2016 the Company had working capital of $1,419,000 as compared to $549,000  at December 31, 2015.  This increase was due mostly to higher year end cash balances in turn due to higher revenues in 2016.  Total assets increased by $858,000 from 2015 to 2016 principally as a result of the higher year end cash balance, the addition of the new ICON equipment and an increase in accounts receivable at the end of the period. Cash and cash equivalents at December 31, 2016 were $1,962,000 as compared to $1,068,000 at December 31, 2015.

Net cash provided by operating activities was $1,361,000 in 2016 as compared to $1,158,000 in 2015.  Net cash used in financing activities was $1,000,000 in 2016 as compared to $803,000 in 2015.  Depreciation and amortization was $1,006,000 in 2016 as compared to $935,000 in 2015.

For the year ended December 31, 2016, net cash provided by investing activities was $533,000 as compared to net cash used in investing activities of $340,000 in 2015.  The 2016 amount included distributions received from investments in unconsolidated entities.

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

Revenue Recognition

The Company’s agreement with NYU is an operating lease, and patient revenue from the use of the gamma knife is lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company receives a $30,000 minimum lease payment per month from NYU. With the exception of these fixed payments, the NYU agreement provides for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds.  The Company recognizes the contingent rental income and the fixed monthly payments, on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year, which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The estimated present value of the asset retirement obligation is $491,000.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2016: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	72	President & Chairman of the Board

William F. Leimkuhler	65	Director

Charles H. Merriman, III	82	Director

Susan Greenwald	71	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2016, the Board of Directors held one meeting, which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2016, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2016, 2015, and 2014 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2016	$300,000
President & Chairman	2015	$300,000
of the Board	2014	$300,000

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

Director Compensation

During 2016, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2017, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2)	1,140,246	14.6%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,367,734	30.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,578,489	20.2%
711 Fifth Avenue
New York, NY 10022

All Directors and officers of the Company	1,370,918	17.6%
as a group (2) (four persons)

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(3)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2016, and 2015, the Company paid $129,000 and $128,000, respectively, for Audit Fees.  For 2016, the fees to Aronson, LLC were $129,000.  For 2015, the fees to Dixon Hughes Goodman LLP were $13,000 and to Aronson, LLC were $115,000.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2016 and 2015, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2016 and 2015, the Company paid $22,000 and $16,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2016 and 2015, the Company did not pay or accrue any amounts for these services.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

By	/s/ Alan Gold
Alan Gold
President & Chairman of the Board
and Principal Financial Officer

Dated:	March 31, 2017

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2017	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

March 31, 2017	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

March 31, 2017	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Aronson LLC
Rockville, Maryland
March 31, 2017

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,962,000	$1,068,000
Accounts receivable	891,000	626,000
Due from related parties	7,000	21,000
Elekta refund due	12,000	-
Short term loan receivable	-	35,000
Other current assets	71,000	98,000
Total current assets	2,943,000	1,848,000

Other assets:
Notes receivable	38,000	210,000
Investments in unconsolidated entities	447,000	364,000
Total other assets	485,000	574,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $1,808,000 in 2016 and $1,097,000 in 2015)	3,484,000	3,294,000
Leasehold improvements (net of accumulated amortization of $805,000 in 2016 and $510,000 in 2015)	1,332,000	1,670,000
Total property and equipment	4,816,000	4,964,000

TOTAL ASSETS	$8,244,000	$7,386,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$936,000	$866,000
Deferred tax liability- current portion	245,000	191,000
Accounts payable and accrued expenses	86,000	80,000
Deferred revenue	257,000	149,000
Due to related parties	-	13,000
Total current liabilities	1,524,000	1,299,000

Obligations under capital lease - net of current portion	2,733,000	2,945,000
Deferred tax liability - net of current portion	591,000	303,000
Guarantee liability	11,000	15,000
Asset retirement obligations	491,000	466,000
Total liabilities	5,350,000	5,028,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 and 7,797,185 shares issued and outstanding at December 31, 2016 and 2015, respectively.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(284,000)	(820,000)
Total stockholders' equity	2,894,000	2,358,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,244,000	$7,386,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Revenue	$3,212,000	$2,971,000

Costs and expenses:
Patient expenses	1,290,000	1,195,000
Selling, general and administrative	1,308,000	1,232,000

Total	2,598,000	2,427,000

Operating income	614,000	544,000

Interest expense	(161,000)	(181,000)
Interest Income	5,000	-
Income from investments in unconsolidated entities	638,000	285,000
Impairment loss	(218,000)	-

Income before income taxes	878,000	648,000

Provision for income tax expense	(342,000)	(252,000)

Net income	$536,000	$396,000

Basic and diluted net income per share	$0.07	$0.05

Weighted average common shares outstanding	7,794,685	7,797,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - December 31, 2014	7,797,185	$78,000	$3,100,000	$(1,216,000)	$1,962,000

Net income for the year ended December 31, 2015	-	-	-	396,000	396,000

Balance - December 31, 2015	7,797,185	$78,000	$3,100,000	$(820,000)	$2,358,000

Cancellation of shares	(5,000)	-	-	-	-

Net income for the year ended December 31, 2016	-	-	-	536,000	536,000

Balance - December 31, 2016	7,792,185	$78,000	$3,100,000	$(284,000)	$2,894,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$536,000	$396,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006,000	935,000
Income from investments in unconsolidated entities, net	(638,000)	(285,000)
Impairment loss	218,000	-
Consulting fee - settled through transfer of equity interest in MOP	12,000	-
Accretion of asset retirement obligations	25,000	35,000
Change in guarantee liability	(4,000)	-
Accrued interest from capital lease obligations	-	(42,000)
Deferred income taxes	342,000	252,000
Changes in:
Accounts receivable	(265,000)	(349,000)
Elekta refund due	(12,000)	115,000
Other current assets	27,000	(26,000)
Accounts payable and accrued expenses	6,000	26,000
Deferred revenue	108,000	101,000
Net cash provided by operating activities	1,361,000	1,158,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	71,000	-
Advances- short term receivable and note receivable	(34,000)	(245,000)
Purchase of leasehold improvements	-	(341,000)
Investments in unconsolidated entities	(5,000)	(6,000)
Decrease of (increase in)due from related parties	1,000	(60,000)
Distributions from, investments in unconsolidated entities	500,000	312,000
Net cash provided by (used in) investing activities	533,000	(340,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(1,000,000)	(803,000)
Net cash used in financing activities	(1,000,000)	(803,000)

Net change in cash and cash equivalents	894,000	15,000
Cash and cash equivalents - beginning of year	1,068,000	1,053,000
Cash and cash equivalents - end of year	$1,962,000	$1,068,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$172,000	$189,000

Supplemental disclosure of of noncash investing and financing activities:

Increase in gamma knife equipment through a capital lease obligation	$900,000	$-
Reduction in capital lease liability and leasehold improvements due to sales tax refund applied to lease	$42,000	$-
Increase in investment in unconsolidated entities through settlement of a loan receivable	$161,000
Increase in guarantee liability recorded	$-	$15,000

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

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. The center is located in Miami and opened in the second quarter of 2011. (See Note C[2])

In 2011, the Company formed Boca Oncology Partners, LLC in partnership with local physicians and other investors. USNC initially owned a 22.5% interest in the venture. Following a sale of 50% of the Company’s interest in 2012 the Company’s interest in Boca Oncology Partners decreased to 11.25%. The center is located in Boca Raton, Florida, and was opened in the third quarter of 2012. In February 2014, the Company and other members sold their interests in Boca Oncology Partners, LLC. (See Note C[3])

On October 29, 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy.  During 2014, the Company finalized arrangements with NYU regarding the restoration of the gamma knife center and the Company’s long term contract with NYU. The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center.  The center reopened, and the first patient was treated on April, 29, 2014.  (See Note D)

In April 2015 Medical Oncology Partners LLC (MOP), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates (UOMA). USNC was not a member of MOP at the time of its formation, as it was not able to participate in MOP’s formation due to the fact that USNC was not a physician. An application was filed for a waiver and on December 22, 2016 USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP. (See Note C[4])

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

The Company’s agreement with NYU is an operating lease, and patient revenue from the use of the gamma knife is lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company receives a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provides only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds.  The Company recognizes the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knife is being depreciated on the straight-line method over an estimated useful life of 7 years.  Leasehold improvements are being amortized on the straight-line method over 7 years, the shorter of useful life, or the life of the NYU Agreement.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2016 and 2015 was $710,000 and $622,000 respectively.  Amortization expense for 2016 and 2015 was $296,000 and $313,000 respectively.

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2016 and 2015. Tax years from January 1, 2013 to the current year remain open for examination by federal and state tax authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[10]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2016 and 2015, and therefore, no potential dilution for the periods presented.

[11]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2016 and 2015.

[12]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses. The Company considers all accounts receivable to be collectible at December 31, 2016 and 2015.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2016 and 2015 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under capital leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2016 and 2015.

[15]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist primarily of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2016 and 2015, substantially all of the Company’s accounts receivable were due from one customer, NYU.

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five- year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 includes a balance of $668,000 from the prior lease obligations.  This new lease will be paid over 60 months.  The first payment of $31,000 was paid on April 1, 2016 and the final payment will be due on March 1, 2021.  The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral, and  thus expects any exposure from this guarantee to be remote.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the outstanding loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, these entities are not consolidated, but certain disclosures are provided herein.

During the year ended December 31, 2016, the Company received $71,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK.  Those repayments reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as additional income from investments in unconsolidated entities for the year ended December 31, 2016.  There were no corresponding repayments during the year ended December 31, 2015.  At December 31, 2016, the Company has $68,000 of remaining advances recorded to NeuroPartners LLC and CGK. For the year ended December 31, 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $93,000, but was not recorded due to prior losses.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2016	2015

Patient revenue	$982,000	$912,000

Net income (loss)	$298,000	$(184,000)

USNC's equity in income (loss) of Neuro Partners LLC and CGK	$93,000	$(84,000)

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2016	2015

Current assets	$93,000	$66,000

Noncurrent assets	876,000	394,000

Total assets	$969,000	$460,000

Current liabilities	$449,000	$1,359,000

Noncurrent liabilities	1,121,000	-

Deficit	(601,000)	(899,000)

Total liabilities and deficit	$969,000	$460,000

[2]	Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% was owned by other outside investors. In January of 2015, one of the investors relinquished its ownership interest in both FOP and FOPRE, and that interest was distributed among the remaining members in relationship to their percentages owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE.  As of January 1, 2015, the Company holds a 24% ownership in both FOP and FOPRE.

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $303,000 and $225,000 at December 31, 2016 and 2015, respectively. Amounts due from FOP and FOPRE included in due from related parties total $4,000 and $21,000 at December 31, 2016 and 2015 respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $1,528,000 at December 31, 2016.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at December 31, 2016.

In June 2012, FOPRE financed the purchase of the building that is occupied by FOP.  The amount of the loan was $1,534,000 and was to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  In December 2015, FOPRE sold the building, for a gain on sale of $577,000.  The Company’s share of the gain was $139,000.  The related mortgage was repaid upon closing of the sale.

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and is currently making monthly payments of $172,000 for the equipment and all monthly payments due under the capital lease, until such time as the sale is finalized.  As of this date, 21st Century Oncology has not yet satisfied all of the terms of the rental agreement and for the months of May, June, and July of 2016 it paid an additional $30,000 in accelerated payments, and has paid $50,000 in accelerated payments each month since August 2016. These accelerated payments have been recorded as unearned revenue by FOP.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Combined Income Statement Information

	Year Ended December 31,
	2016	2015

Patient revenue	$-	$3,157,000

Rental Income	$4,053,000	$-

Net income	$2,355,000	$1,344,000

USNC's equity in income of FOP and FOPRE	$571,000	$323,000

FOP and FOPRE Condensed Combined Balance Sheet Information

	December 31,
	2016	2015

Current assets	$630,000	$1,024,000

Noncurrent assets	1,798,000	3,066,000

Total assets	$2,428,000	$4,090,000

Current liabilities	$1,411,000	$1,848,000

Noncurrent liabilities	469,000	1,529,000

Equity	548,000	713,000

Total liabilities and equity	$2,428,000	$4,090,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

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

During the year ended December 31, 2016, several investors have relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company holds a 20.23% ownership interest in BOPRE at December 31, 2016. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it did not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $144,000 and $139,000 at December 31, 2016 and 2015.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,527,000 at December 31, 2016.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2016	2015

Rental Income	$-	$3,000

Net (loss) income	$(3,000)	$3,000

USNC's equity in loss in BOPRE	$(1,000)	$-

BOPRE Condensed Balance Sheet Information

	December 31,
	2016	2015

Current assets	$10,000	$40,000

Noncurrent assets	872,000	837,000

Total assets	$882,000	$877,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	882,000	877,000

Total liabilities and equity	$882,000	$877,000

[4]	Medical Oncology Partners

In April 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of FL, LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity of interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016 USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company has recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA

The Company’s has recorded an impairment loss of $218,000.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following table present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

Period from December 22. 2016 to December 31, 2016

Patient revenue	$6,000

Net loss	$(34,000)

USNC's equity in loss in MOP	$(12,000)

MOP Condensed Consolidated Balance Sheet Information

December 31, 2016

Current assets	$15,000

Noncurrent assets	52,000

Total assets	$67,000

Current liabilities	$305,000

Noncurrent liabilities	-

Deficit	(238,000)

Total liabilities and deficit	$67,000

Note D - Agreement with New York University on Behalf of New York University Medical Center (NYU)

During November 1996, USN entered into a neuroradiosurgery equipment agreement (the “NYU agreement”) with NYU for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN had the ability to negotiate the purchase price and upon failure of the parties to agree could request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $3,212,000 and $2,944,000, for 2016 and 2015 respectively. The NYU agreement is accounted for as an operating lease.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment was made in July 2016.

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs totaling approximately $84,000. The monthly lease payment is approximately $20,500 which commenced October 2016, with the final payment scheduled for September 2020. A monthly maintenance agreement will commence a year after the installation date and is estimated to be about $6,000 per month.

In July 2016, USN entered into an agreement with NYU relating to the newly installed ICON imaging technology, increasing the monthly payment due to the Company by $30,000 for the remaining term of the agreement. A final payment of $17,000 will be made for the partial month of operations at the end of the term in March 2021.

The agreement with NYU continues in effect through the end of March 2021.  The Company is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and is reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.  At the end of the contract term, costs associated with closing and restoring the NYU facility to its original condition are the responsibility of USN.

Note E - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.7 million to be repaid over 72 months with no payments for the first three months. The remaining removal costs of the old equipment of $525,000 were reclassified to the capital lease obligation at December 31, 2013 since they were paid by Elekta Capital (Note F). The Company entered into a capital lease in 2014 to finance a further $250,000 of installation and construction costs. The balance was repaid over 24 months with the final payment paid in July 2016. In April of 2016, the Company entered into an additional capital lease in the amount of $900,000 for the installation of the ICON technology for the NYU Gamma Knife equipment.

The obligations under the capital leases are as follows:

	December 31,
	2016	2015

Capital leases - Gamma Knife	$3,669,000	$3,811,000

Less current portion	(936,000)	(866,000)

	$2,733,000	$2,945,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following is an analysis of the leased assets included in property and equipment:

	December 31,
	2016	2015

Capitalized costs	$5,203,000	$4,303,000

Less - accumulated depreciation	(1,772,000)	(1,076,000)

Capitalized lease equipment and improvements-reported as property and equipment - net	$3,431,000	$3,227,000

Depreciation expense for assets under capital leases totaled $696,000 and $615,000 for the years ended December 31, 2016 and 2015.

Future payments as of December 31, 2016 on the equipment leases and loans are as follows:

Year Ending December 31,

2017	$1,070,000
2018	1,164,000
2019	1,164,000
2020	566,000
3,964,000
Less interest	(295,000)
Present value of net minimum obligation	$3,669,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note F – Asset Retirement Obligations

When the agreement with NYU relating to the restored gamma knife was finalized in 2014, the Company estimated the cost to remove the gamma knife at the end of the agreement in 2021 to be approximately $620,000. The estimated present value of this liability is $491,000 at December 31, 2016 and $466,000 at December 31, 2015.

	2016	2015

Asset retirement obligations, start of year	$466,000	$431,000

Accretion of liability	25,000	35,000

Asset retirement of obligations, end of the year	$491,000	$466,000

Note G - Concentrations

The Company derives substantially all of its revenue from NYU. (See Note D)

Note H – Taxes

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2016	2015

Income tax at the federal statutory rate	$299,000	$220,000
State income tax, net of federal taxes	29,000	21,000
Permanent differences	14,000	14,000
Other	-	(3,000)

Income tax (benefit) provision	$342,000	$252,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax asset:
Net operating loss	$342,000	$463,000
Basis difference in unconsolidated entities	-	32,000
	342,000	495,000

Deferred tax liability:
Basis difference in unconsolidated entities	(31,000)	-
Deferred gain on disposal of gamma knife	(716,000)	(716,000)
Excess of depreciation over book depreciation	(186,000)	(82,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	(245,000)	(191,000)
Net deferred tax liability	$(836,000)	$(494,000)

At December 31, 2016, the Company had loss carryforwards of $915,000, which may be offset against future taxable income.  If not used, the carryforwards will begin to expire in 2025.  There was no current tax expense for the years ended December 31, 2016 or 2015.  The Company incurred a Federal deferred tax expense of $312,000 and $230,000 for the years ended December 31, 2016 and 2015, respectively.  The Company incurred a state deferred tax expense of $30,000 and $22,000 for the years ended December 31, 2016 and 2015, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2013.

Note I– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed in March 2013, and expires March 2018.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2016, the annual future minimum rental payments under operating leases are as follows:
Year Ending December 31,

2017	$43,000
2018	11,000
$54,000

Rent expense was approximately $43,000 for 2016 and $41,000 for 2015.

[2]	Gamma Knives:

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

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs. The first payment of $12,468 was made November 1, 2014. The final payment was made in July 2016

In April 2016 the Company obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology for the NYU Gamma Knife and associated installation costs. Monthly lease payments of approximately $20,500 began in October 2016, and the final payment is due in September 2020.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

[3]	Maintenance Contract:

The new gamma knife installed in April 2014 includes a one year warranty. The new maintenance agreement began in April of 2015. The monthly payment has remained at approximately $20,000 and is in effect for 5 years.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[4]	Guarantee of Lease Obligations:

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SARH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $1,436,000 and $970,000 at December 31, 2016 and 2015, respectively.  In February of 2016, NeuroPartners negotiated a new lease to fund the reloading of cobalt and the necessary construction to do so. The new lease of $1,663,000 includes the balance of the prior lease obligations. This lease will be paid over 60 months and the first payment was made in April 2016.

USN is also a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The outstanding balance on the lease obligation was $1,528,000 and $2,502,000 at December 31, 2016 and 2015, respectively.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000 associated with the FOP guarantee.

[5]	Guarantee of Mortgages:

USN was a 20% guarantor on FOPRE’s ten-year mortgage.  This mortgage had an original balance of $1,534,000 and was secured by the commercial condominiums in which FOP operates. In December of 2015, FOPRE sold the building and repaid the mortgage with the sales proceeds.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,527,000 and $2,632,000 at December 31, 2016 and 2015, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

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

Note J - Employees' IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $10,000 and $14,000 for 2016 and 2015, respectively.