Form 10-Q
period 2017-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2017-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2017 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,441,000	$1,962,000
Accounts receivable	515,000	891,000
Due from related parties	28,000	7,000
Elekta refund due	12,000	12,000
Other current assets	62,000	71,000
Total current assets	4,058,000	2,943,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	281,000	447,000
Total other assets	319,000	485,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,013,000 in 2017 and $1,808,000 in 2016)	3,278,000	3,484,000
Leasehold improvements (net of accumulated amortization of $882,000 in 2017 and $805,000 in 2016)	1,256,000	1,332,000
Total property and equipment	4,534,000	4,816,000

TOTAL ASSETS	$8,911,000	$8,244,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$947,000	$936,000
Deferred tax liability- current portion	-	245,000
Accounts payable and accrued expenses	180,000	86,000
Deferred revenue	681,000	257,000
Income taxes payable	200,000	-
Total current liabilities	2,008,000	1,524,000

Obligations under capital lease - net of current portion	2,472,000	2,733,000
Deferred tax liability - net of current portion	786,000	591,000
Guarantee liability	11,000	11,000
Asset retirement obligations	497,000	491,000
Total liabilities	5,774,000	5,350,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2017 and December 31, 2016.	78,000	78,000

Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(41,000)	(284,000)
Total stockholders' equity	3,137,000	2,894,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,911,000	$8,244,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenue	$984,000	$832,000

Costs and expenses:
Patient expenses	368,000	324,000
Selling, general and administrative	295,000	310,000

Total	663,000	634,000

Operating income	321,000	198,000

Interest expense	(41,000)	(41,000)
Other income	-	4,000
Income from investments in unconsolidated entities	112,000	155,000

Income before income taxes	392,000	316,000

Provision for income tax expense	(149,000)	(118,000)

Net income	$243,000	$198,000

Basic and diluted net income per share	$0.03	$0.03

Weighted average common shares outstanding	7,792,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$243,000	$198,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,000	235,000
Income from investment in unconsolidated entities, net	(112,000)	(155,000)
Distributed earnings from unconsolidated entities	315,000	124,000
Accretion of asset retirement obligations	6,000	6,000
Change in guarantee liability	-	(2,000)
Deferred income taxes	(50,000)	118,000
Changes in:
Accounts receivable	376,000	(102,000)
Other current assets	9,000	16,000
Accounts payable and accrued expenses	94,000	32,000
Deferred revenue	424,000	258,000
Income taxes payable	200,000	-
Net cash provided by operating activities	1,787,000	728,000

Cash flows from investing activities:
Amounts advanced to unconsolidated entities	(37,000)	-
Increase in due from related parties	(21,000)	(24,000)
Net cash used in investing activities	(58,000)	(24,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(250,000)	(292,000)
Net cash used in financing activities	(250,000)	(292,000)

Net change in cash and cash equivalents	1,479,000	412,000
Cash and cash equivalents - beginning of year	1,962,000	1,068,000
Cash and cash equivalents - end of year	$3,441,000	$1,480,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$40,000	$41,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued accounting standards update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Previously, entities were required to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU was effective in the first quarter of 2017. We adopted the guidance related to balance sheet classification on a prospective basis. Prior periods were not retrospectively adjusted.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $124,000, compared with the amounts previously reported for the three months ended March 31, 2016.

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. Neurosurgical Holdings, Inc., opened its New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.  USN installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  In connection with this upgrade, USN modified its arrangement with NYU to extend the term for 12 years from March 2009.

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

At March 31, 2017, the Company has $72,000 of remaining advances recorded to NeuroPartners LLC and CGK. For the three months ended March 31, 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $38,000, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners, LLC and CGK Condensed Income Statement Information

	Three Months Ended March 31,
	2017	2016

Patient Revenue	$276,000	$305,000

Net income	$124,000	$123,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$38,000	$18,000

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	March 31, 2017	December 31, 2016

Current assets	$194,000	$93,000

Noncurrent assets	851,000	876,000

Total assets	$1,045,000	$969,000

Current liabilities	$471,000	$449,000

Noncurrent liabilities	1,040,000	1,121,000

Equity	(466,000)	(601,000)

Total liabilities and equity	$1,045,000	$969,000

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

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $137,000 and $301,000 at March 31, 2017 and December 31, 2016, respectively. Amounts due from FOP and FOPRE included in due from related parties total $22,000 and $4,000 March 31, 2017 and December 31, 2016, respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $1,272,000 at March 31, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at March 31, 2017.

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

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2017	2016

Rental Income	$1,013,000	$1,013,000

Net income	$619,000	$634,000

USNC's equity in earnings of FOP and FOPRE	$150,000	$155,000

FOP and FOPRE Condensed Balance Sheet Information

	March 31, 2017	December 31, 2016

Current assets	$610,000	$630,000

Noncurrent assets	1,610,000	1,798,000

Total assets	$2,220,000	$2,428,000

Current liabilities	$1,394,000	$1,411,000

Noncurrent liabilities	189,000	469,000

Equity	637,000	548,000

Total liabilities and equity	$2,220,000	$2,428,000

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

During the year ended December 31, 2016, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 20.23% ownership interest in BOPRE. Due to the outstanding loans made to BOP, BOP was considered to be a variable interest entity of the Company.  However, as the Company was not deemed to be the primary beneficiary of BOP, since it did not have the power to direct the operating activities that most significantly affect BOP’s economic performance; certain disclosures are required rather than consolidation.  The center opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $144,000 at March 31, 2017 and December 31, 2016.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,501,000 at March 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2017	2016

Rental Income	$-	$-

Net loss	$-	$-

USNC's equity in earnings in BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31, 2017	December 31, 2016

Current assets	$9,000	$10,000

Noncurrent assets	872,000	872,000

Total assets	$881,000	$882,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	881,000	882,000

Total liabilities and equity	$881,000	$882,000

Note F - Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA.

The following table present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

Three Months Ended March 31, 2017

Patient revenue	$230,000

Net loss	$(45,000)

USNC's equity in loss in MOP	$(16,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2017	December 31, 2016

Current assets	$38,000	$15,000

Noncurrent assets	56,000	52,000

Total assets	$94,000	$67,000

Current liabilities	$412,000	$305,000

Noncurrent liabilities	-	-

Deficit	(318,000)	(238,000)

Total liabilities and equity	$94,000	$67,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 38%, for the three months ended March 31, 2017. The Company recorded a tax charge of $149,000 for the three months ended March 31, 2017.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2016 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

In November 2015, the Financial Accounting Standards Board ("FASB") issued accounting standards update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Previously, entities were required to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU was effective in the first quarter of 2017. We adopted the guidance related to balance sheet classification on a prospective basis. Prior periods were not retrospectively adjusted.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $124,000, compared with the amounts previously reported for the three months ended March 31, 2016.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Patient revenue for the three months ended March 31, 2017 was $984,000, an increase of 18% compared to $832,000 the previous year. This increase in revenue was simply due to an increased number of procedures at NYU. Patient expenses for the three months ended March 31, 2017 were $368,000, an increase of 14% as compared to the $324,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to higher depreciation expense following the installation of the ICON equipment in August 2016.

Selling, general and administrative expense of $295,000 for the first quarter of 2017 was 5% lower than the $310,000 incurred during the comparable period in 2016.  The decrease in SG&A expenses was mostly due to lower state and local tax charges, in the first quarter of 2017 compared to the same period the previous year.

The Company incurred $41,000 of interest expense in the first quarter of 2017 and 2016 related to the capital lease, due to lower principal balances on the gamma knife and leasehold improvements leases being offset by additional principal balances for the ICON unit.

During the three months ended March 31, 2017, the Company recognized an income tax charge of $149,000 compared to $118,000 during the same period in 2016 due to higher net income in the current year.

For the three months ended March 31, 2017, the Company reported a net income of $243,000 as compared to a net income of $198,000 for the same period a year earlier. The increase in net income is primarily due to successful operations at NYU and higher income from investments in unconsolidated entities.

Liquidity and Capital Resources

At March 31, 2017, the Company had working capital of $2,050,000 as compared to $1,419,000 at December 31, 2016.  This increase was primarily due to the successful operations at NYU. Cash and cash equivalents at March 31, 2017 were $3,441,000 as compared to $1,962,000 at December 31, 2016.

Net cash provided by operating activities for the three months ended March 31, 2017 was $1,787,000 as compared to $728,000 in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable decreased by $376,000 for the three months ended March 31, 2017 as compared to an increase of $102,000 the previous year.

With respect to financing activities, the Company paid $250,000 towards its capital lease obligations during the first three months of 2017, compared with $292,000 in 2016.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2016, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2017: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: May 15, 2017	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant