Form 10-Q
period 2017-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2017-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

(301) 208-8998
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2017 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,674,000	$1,962,000
Accounts receivable	237,000	891,000
Due from related parties	28,000	7,000
Elekta refund due	12,000	12,000
Other current assets	96,000	71,000
Total current assets	4,047,000	2,943,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	397,000	447,000
Total other assets	435,000	485,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,223,000 in 2017 and $1,808,000 in 2016)	3,136,000	3,484,000
Leasehold improvements (net of accumulated amortization of $958,000 in 2017 and $805,000 in 2016)	1,179,000	1,332,000

Total property and equipment	4,315,000	4,816,000

TOTAL ASSETS	$8,797,000	$8,244,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$956,000	$936,000
Deferred tax liability- current portion	-	245,000
Accounts payable and accrued expenses	189,000	86,000
Deferred revenue	582,000	257,000
Income taxes payable	413,000	-
Total current liabilities	2,140,000	1,524,000

Obligations under capital lease - net of current portion	2,208,000	2,733,000
Deferred tax liability - net of current portion	661,000	591,000
Guarantee liability	11,000	11,000
Asset retirement obligations	504,000	491,000
Total liabilities	5,524,000	5,350,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at June 30, 2017 and December 31, 2016.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	95,000	(284,000)
Total stockholders' equity	3,273,000	2,894,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,797,000	$8,244,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2017	2016

Revenue	$840,000	$775,000

Costs and expenses:
Patient expenses	356,000	288,000
Selling, general and administrative	354,000	351,000

Total	710,000	639,000

Operating income	130,000	136,000

Interest expense	(36,000)	(39,000)
Other income	-	2,000
Income from investments in unconsolidated entities	129,000	183,000

Income before income taxes	223,000	282,000

Provision for income tax expense	(87,000)	(105,000)

Net income	$136,000	$177,000

Basic and diluted net income per share	$0.02	$0.02

Weighted average common shares outstanding	7,792,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Revenue	$1,824,000	$1,607,000

Costs and expenses:
Patient expenses	724,000	612,000
Selling, general and administrative	649,000	661,000

Total	1,373,000	1,273,000

Operating income	451,000	334,000

Interest expense	(77,000)	(80,000)
Other income	-	6,000
Income from investments in unconsolidated entities	241,000	338,000

Income before income taxes	615,000	598,000

Provision for income tax expense	(236,000)	(223,000)

Net income	$379,000	$375,000

Basic and diluted net income per share	$0.05	$0.05

Weighted average common shares outstanding	7,792,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$379,000	$375,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568,000	471,000
Income from investment in unconsolidated entities, net	(241,000)	(338,000)
Distributed earnings from unconsolidated entities	315,000	306,000
Accretion of asset retirement obligations	13,000	12,000
Change in guarantee liability	-	(4,000)
Deferred income taxes	(175,000)	131,000
Changes in:
Accounts receivable	654,000	478,000
Other current assets	(25,000)	18,000
Accounts payable and accrued expenses	64,000	(28,000)
Deferred revenue	325,000	278,000
Income taxes payable	413,000	92,000
Net cash provided by operating activities	2,290,000	1,791,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	28,000	20,000
Captial contributions to unconsolidated entities	(10,000)	-
Amounts advanced to unconsolidated entities	(42,000)	-
Purchase of gamma knife equipment	(28,000)	(248,000)
(Increase) decrease in due from related parties	(21,000)	21,000
Net cash used in investing activities	(73,000)	(207,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(505,000)	(459,000)
Net cash used in financing activities	(505,000)	(459,000)

Net change in cash and cash equivalents	1,712,000	1,125,000
Cash and cash equivalents - beginning of year	1,962,000	1,068,000
Cash and cash equivalents - end of year	$3,674,000	$2,193,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$77,000	$80,000

Supplemental disclosure of of noncash investing and financing activities:

Purchase of gamma knife equipment included in accounts payable	$39,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although the ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $306,000, compared with the amounts previously reported for the six months ended June 30, 2016.

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

At June 30, 2017, the Company has $42,000 of remaining advances recorded to NeuroPartners LLC and CGK. For the three months ended June 30, 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $31,000, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners, LLC and CGK Condensed Income Statement Information

	Six Months Ended June 30,
	2017	2016

Patient Revenue	$528,000	$516,000

Net income	$224,000	$176,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$69,000	$9,000

	Three Months Ended June 30,
	2017	2016

Patient Revenue	$252,000	$211,000

Net income	$100,000	$50,000

USNC's equity in earnings (loss) of NeuroPartners, LLC and CGK	$31,000	$(9,000)

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	June 30, 2017	December 31, 2016

Current assets	$243,000	$93,000

Noncurrent assets	740,000	876,000

Total assets	$983,000	$969,000

Current liabilities	$420,000	$449,000

Noncurrent liabilities	931,000	1,121,000

Deficit	(368,000)	(601,000)

Total liabilities and equity	$983,000	$969,000

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

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $243,000 and $303,000 at June 30, 2017 and December 31, 2016, respectively. Amounts due from FOP and FOPRE included in due from related parties total $22,000 and $4,000 June 30, 2017 and December 31, 2016, respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $1,010,000 at June 30, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at June 30, 2017.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and from January 2016 until May 2017 made monthly payments of $172,000 for the equipment and all monthly payments due under the capital lease. As of this date, 21st Century Oncology has not yet satisfied all of the terms of the rental agreement and for the months of May, June, and July of 2016 it paid an additional $30,000 in accelerated payments, and has paid $50,000 in accelerated payments each month from August 2016 until May 2017. These accelerated payments have been recorded as unearned revenue by FOP. In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP is not a secured creditor. As a result, FOP did not receive the agreed additional rental payments beyond the monthly payment for the capital lease in  June 2017. FOP will continue to monitor the impact of 21st Century’s bankruptcy, but expects to recognize the remaining unearned revenue at May 31, 2017 over the final 12 months of the equipment lease.

In June 2017, FOP entered into an agreement with a third party owner of radiation therapy center located in Miami, Florida, whereby FOP will take over the operation of the center effective September 1. 2017 for a ten year initial term, and up to three additional terms of five years each. The Company is currently evaluating the accounting implications of this agreement.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2017	2016

Rental Income	$1,804,000	$2,087,000

Net income	$1,033,000	$1,314,000

USNC's equity in earnings of FOP and FOPRE	$250,000	$318,000

	Three Months Ended June 30,
	2017	2016

Rental Income	$791,000	$1,073,000

Net income	$414,000	$680,000

USNC's equity in earnings of FOP and FOPRE	$100,000	$163,000

FOP and FOPRE Condensed Balance Sheet Information

	June 30, 2017	December 31, 2016

Current assets	$647,000	$630,000

Noncurrent assets	1,436,000	1,798,000

Total assets	$2,083,000	$2,428,000

Current liabilities	$1,274,000	$1,411,000

Noncurrent liabilities	-	469,000

Equity	809,000	548,000

Total liabilities and equity	$2,083,000	$2,428,000

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

During the year ended December 31, 2016 and the six months ended June 30, 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 20.65% ownership interest in BOPRE.

The Company’s recorded investment in BOPRE is $154,000 and $144,000 at June 30, 2017 and December 31, 2016, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,473,000 at June 30, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three and Six Months Ended June 30,
	2017	2016

Rental Income	$-	$-

Net loss	$-	$(1,000)

USNC's equity in earnings of BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2017	December 31, 2016

Current assets	$8,000	$10,000

Noncurrent assets	920,000	872,000

Total assets	$928,000	$882,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	928,000	882,000

Total liabilities and equity	$928,000	$882,000

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

The following table present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

Six Months Ended June 30, 217

Patient revenue	$539,000

Net loss	$(126,000)

USNC's equity in loss in MOP	$(45,000)

Three Months Ended June 30, 217

Patient revenue	$309,000

Net loss	$(81,000)

USNC's equity in loss in MOP	$(29,000)

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2017	December 31, 2016

Current assets	$14,000	$15,000

Noncurrent assets	65,000	52,000

Total assets	$79,000	$67,000

Current liabilities	$478,000	$305,000

Noncurrent liabilities	-	-

Deficit	(399,000)	(238,000)

Total liabilities and equity	$79,000	$67,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 38%, for the six months ended June 30, 2017. The Company recorded a tax charge of $236,000 for the six months ended June 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although the ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $306,000, compared with the amounts previously reported for the six months ended June 30, 2016.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three months ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Patient revenue for the three months ended June 30, 2017 was $840,000, a increase of 8% compared to $775,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU. Patient expenses for the three months ended June 30, 2017 were $356,000, an increase of 24% as compared to the $288,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to higher depreciation expense following the installation of the ICON equipment in August 2016.

Selling, general and administrative expense of $354,000 for the second quarter of 2017 was similar to the $351,000 incurred during the comparable period in 2016.

The Company incurred $36,000 of interest expense in the second quarter of 2017 related to the capital lease. Interest expense for the same period in 2016 was $39,000.

During the three months ended June 30, 2017, the Company recognized an income tax charge of $87,000 compared to $105,000 for the same period the prior year. The tax expense is due to the Company’s successful operations at NYU during 2017, partly offset by lower income in unconsolidated entities.

For the three months ended June 30, 2017, the Company reported a net income of $136,000 as compared to a net income of $177,000 for the same period a year earlier. The decrease in net income is primarily due to lower income from investments in unconsolidated entities.

Six months ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Patient revenue for the six months ended June 30, 2017 was $1,824,000, an increase of 14% compared to $1,607,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU. Patient expenses for the six months ended June 30, 2017 were  $724,000, an increase of 18% as compared to $612,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to increased depreciation due to the new ICON equipment and expenses related to the gamma knife equipment.

Selling, general and administrative expense of $649,000 for the first six months of 2017 was 2% lower than the $661,000 incurred during the comparable period in 2016.  The decrease in SG&A expenses was mostly due to lower consulting fees, travel fees, and accounting fees.

The Company incurred $77,000 of interest expense in the first half of 2017 related to the capital lease. Interest expense for the same period in 2016 was $80,000.

During the six months ended June 30, 2017, the Company recognized an income tax charge of $236,000 compared to $223,000 for the ame period a year earlier.

For the six months ended June 30, 2017, the Company reported a net income of $379,000 as compared to a net income of $375,000 for the same period a year earlier.

Liquidity and Capital Resources

At June 30, 2017, the Company had working capital of $1,907,000 as compared to $1,419,000 at December 31, 2016.  This increase was primarily due to the successful operations at NYU. Cash and cash equivalents at June 30, 2017 were $3,674,000 as compared to $1,962,000 at December 31, 2016.

Net cash provided by operating activities for the six months ended June 30, 2017 was $2,290,000 as compared to $1,791,000 in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable decreased by $654,000 for the six months ended June 30, 2017 as compared to a decrease of $478,000 the previous year.

With respect to financing activities, the Company paid $505,000 towards its capital lease obligations during the first six months of 2017, compared with $459,000 in 2016.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement Leksell PERFEXION gamma knife at the NYU Medical Center. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020.

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs. The monthly lease payment is approximately $20,500 which commenced October 2016, with the final payment scheduled for September 2020. A monthly maintenance agreement will commence August 2017, and is estimated to be about $6,000 per month.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2017: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc. (Registrant)

Date: August 14, 2017	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant