Form 10-Q
period 2017-09-30
U.S. NeuroSurgical Holdings, Inc.
filed 2017-11-17
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

(301) 208-8998
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2017 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,568,000	$1,962,000
Accounts receivable	107,000	891,000
Due from related parties	22,000	7,000
Elekta refund due	-	12,000
Other current assets	73,000	71,000
Total current assets	3,770,000	2,943,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	355,000	447,000
Total other assets	393,000	485,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,428,000 in 2017 and $1,808,000 in 2016)	2,909,000	3,484,000
Leasehold improvements (net of accumulated amortization of $1,035,000 in 2017 and $805,000 in 2016)	1,103,000	1,332,000
Total property and equipment	4,012,000	4,816,000

TOTAL ASSETS	$8,175,000	$8,244,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$964,000	$936,000
Deferred tax liability- current portion	-	245,000
Accounts payable and accrued expenses	197,000	86,000
Deferred revenue	180,000	257,000
Income taxes payable	400,000	-
Total current liabilities	1,741,000	1,524,000

Obligations under capital lease - net of current portion	1,934,000	2,733,000
Deferred tax liability - net of current portion	695,000	591,000
Guarantee liability	11,000	11,000
Asset retirement obligations	510,000	491,000
Total liabilities	4,891,000	5,350,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized;7,792,185 shares issued and outstanding at September 30, 2017 and December 31, 2016.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	106,000	(284,000)
Total stockholders' equity	3,284,000	2,894,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,175,000	$8,244,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2017	2016

Revenue	$803,000	$722,000

Costs and expenses:
Patient expenses	352,000	321,000
Selling, general and administrative	278,000	298,000

Total	630,000	619,000

Operating income	173,000	103,000

Interest expense	(40,000)	(34,000)
Other expense	-	(1,000)
(Loss) income from investments in unconsolidated entities	(101,000)	135,000

Income before income taxes	32,000	203,000

Provision for income tax expense	(21,000)	(83,000)

Net income	$11,000	$120,000

Basic and diluted net income per share	$0.00	$0.02

Weighted average common shares outstanding	7,792,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

Revenue	$2,627,000	$2,329,000

Costs and expenses:
Patient expenses	1,076,000	933,000
Selling, general and administrative	927,000	959,000

Total	2,003,000	1,892,000

Operating income	624,000	437,000

Interest expense	(117,000)	(114,000)
Other expense	-	5,000
Income from investments in unconsolidated entities	140,000	473,000

Income before income taxes	647,000	801,000

Provision for income tax expense	(257,000)	(306,000)

Net income	$390,000	$495,000

Basic and diluted net income per share	$0.05	$0.06

Weighted average common shares outstanding	7,792,185	7,797,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$390,000	$495,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850,000	723,000
Income from investment in unconsolidated entities	(140,000)	(473,000)
Distributed earnings from unconsolidated entities	315,000	480,000
Accretion of asset retirement obligations	19,000	18,000
Change in guarantee liability	-	(4,000)
Deferred income taxes	(141,000)	209,000
Changes in:
Accounts receivable	784,000	377,000
Elekta refunds due	12,000	-
Other current assets	(2,000)	(39,000)
Accounts payable and accrued expenses	111,000	(19,000)
Deferred revenue	(77,000)	31,000
Income taxes payable	400,000	98,000
Net cash provided by operating activities	2,521,000	1,896,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	53,000	20,000
Captial contributions to unconsolidated entities	(20,000)	-
Amounts advanced to unconsolidated entities	(116,000)	-
Purchase of gamma knife equipment	(46,000)	-
(Increase) decrease in due from related parties	(15,000)	8,000
Net cash (used in) provided by investing activities	(144,000)	28,000

Cash flows from financing activities:
Repayment of capital lease obligations	(771,000)	(672,000)
Net cash used in financing activities	(771,000)	(672,000)

Net change in cash and cash equivalents	1,606,000	1,252,000
Cash and cash equivalents - beginning of year	1,962,000	1,068,000
Cash and cash equivalents - end of year	$3,568,000	$2,320,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$117,000	$118,000

Supplemental disclosure of of noncash investing and financing activities:

Increase in gamma knife equipment through a capital lease obligation	$-	$900,000
Reduction in capital lease liability due to sales tax refund applied to lease	$-	$42,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. Neurosurgical Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although the ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $480,000, compared with the amounts previously reported for the nine months ended September 30, 2016.

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

In April 2016, USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016, during which time the gamma knife center was closed, and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs. The monthly lease payment is approximately $20,500 which commenced October 2016, with the final payment scheduled for September 2020. In September of 2017 the lease was finalized for an amount of $879,000 and the monthly payment was reduced to $20,200. A monthly maintenance agreement will commence a year after the installation date and is estimated to be about $6,000 per month. In July 2016, USN entered into an agreement with NYU relating to the newly installed ICON imaging technology, increasing the monthly payment due to the Company by $30,000 for the remaining term of the agreement. A final payment of $17,000 will be made at the end of the term in March 2021.

In September 2017, USN and NYU entered into an amendment to the Gamma Knife Neurosurgery Equipment Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all of the equipment at the center will pass to NYU. Payments received before USN is able to pass title to the gamma knife equipment to NYU, or before USN has satisfied substantially all of its obligations under the agreement, will be recorded as deferred revenue.

Previously, the agreement with NYU ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the appraised value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

The Company will continue to be responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility through the contract period and will continue to be reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.

USN retains the obligation to reload the cobalt for the gamma knife at its expense, the cost of which is estimated to be $1,100,000 and is expected to be performed by mid-July 2018.  The Company will also bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000, although management believes that the actual cost will be approximately $300,000 less than this amount.  The Company believes that it will be able to finance these costs through Elekta, the same entity through which the Company is leasing the gamma knife equipment.  With NYU’s commitment to purchase the equipment, provided that the Company fulfills its obligation to reload the cobalt as required under the new arrangement, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition at the end of the contract period.

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

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK, which USNC accounts for under the equity method of accounting.

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

At September 30, 2017, the Company has $12,000 of remaining advances recorded to NeuroPartners LLC and CGK. For the nine months ended September 30, 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $105,000, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners, LLC and CGK Condensed Income Statement Information

	Nine Months Ended September 30,
	2017	2016

Patient Revenue	$782,000	$759,000

Net income	$356,000	$218,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$105,000	$9,000

	Three Months Ended September 30,
	2017	2016

Patient Revenue	$254,000	$243,000

Net income	$132,000	$46,000

USNC's equity in earnings (loss) of NeuroPartners, LLC and CGK	$36,000	$-

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	September 30, 2017	December 31, 2016

Current assets	$251,000	$93,000

Noncurrent assets	707,000	876,000

Total assets	$958,000	$969,000

Current liabilities	$345,000	$449,000

Noncurrent liabilities	849,000	1,121,000

Deficit	(236,000)	(601,000)

Total liabilities and equity	$958,000	$969,000

Note D – Florida Oncology Partners

During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”), which operates a cancer center located in West Kendall (Miami), Florida.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% was owned by other outside investors. In January of 2015, one of the investors relinquished its ownership interest in both FOP and FOPRE, and that interest was distributed among the remaining members in relationship to their percentages owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE.  As of January 1, 2015, the Company holds a 24% ownership in both FOP and FOPRE which the Company accounts for under the equity method of accounting.

The center opened and treated its first patient in May 2011. During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  The Company’s recorded investment in FOP and FOPRE is $191,000 and $303,000 at September 30, 2017 and December 31, 2016, respectively. Amounts due from FOP and FOPRE included in due from related parties total $22,000 and $4,000 September 30, 2017 and December 31, 2016, respectively.

During 2011, Florida Oncology Partners, LLC entered into a seven year capital lease for oncology equipment with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $742,000 at September 30, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at September 30, 2017.

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

In June 2017, FOP entered into an agreement with a third party owner of radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22. 2017, for a ten year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totalling $14,321,000 at September 22, 2017.

In addition, beginning in December 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.  FOP entered into a ten-year lease agreement for a  location in Cutler Bay, Florida and began incurring architecture costs for planning/refitting the new space.  FOP funds of $600,000 were applied for the facility.  However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP, and FOP will apply any proceeds for distribution to its members or other business purposes.  The Company owns a 24% interest in this new entity, the same percentage interest as its ownership in FOP.

The following tables present the aggregation of summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Income Statement Information

	Nine Months Ended September 30,
	2017	2016

Rental Income	$2,148,000	$3,040,000

Net income	$856,000	$1,865,000

USNC's equity in earnings of FOP and FOPRE	$207,000	$456,000

	Three Months Ended September 30,
	2017	2016

Rental Income	$344,000	$953,000

Net (loss) income	$(177,000)	$551,000

USNC's equity in (loss) earnings of FOP and FOPRE	$(43,000)	$135,000

FOP and FOPRE Condensed Balance Sheet Information

	September 30, 2017	December 31, 2016

Current assets	$1,950,000	$630,000

Noncurrent assets	14,307,000	1,798,000

Total assets	$16,257,000	$2,428,000

Current liabilities	$2,344,000	$1,411,000

Noncurrent liabilities	13,281,000	469,000

Equity	632,000	548,000

Total liabilities and equity	$16,257,000	$2,428,000

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

During the year ended December 31, 2016 and the nine months ended September 30, 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 20.65% ownership interest in BOPRE, which is accounted for under the equity method of accounting.

The Company’s recorded investment in BOPRE is $164,000 and $144,000 at September 30, 2017 and December 31, 2016, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,473,000 at September 30, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended September 30,
	2017	2016

Rental Income	$-	$-

Net loss	$(7,000)	$(3,000)

USNC's equity in loss of BOPRE	$(1,000)	$-

	Three Months Ended September 30,
	2017	2016

Rental Income	$-	$-

Net loss	$(7,000)	$(2,000)

USNC's equity in loss of BOPRE	$(1,000)	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2017	December 31, 2016

Current assets	$16,000	$10,000

Noncurrent assets	920,000	872,000

Total assets	$936,000	$882,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	936,000	882,000

Total liabilities and equity	$936,000	$882,000

Note F - Medical Oncology Partners

In April 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of FL, LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000, which USNC accounts for under the equity method of accounting. The Company has recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

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

The following table present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

Nine Months Ended September 30, 2017

Patient revenue	$789,000

Other Income	$84,000

Net loss	$(164,000)

USNC's equity in loss in MOP	$(59,000)

Three Months Ended September 30, 2017

Patient revenue	$250,000

Other Income	$84,000

Net loss	$(38,000)

USNC's equity in loss in MOP	$(14,000)

MOP Condensed Consolidated Balance Sheet Information

	September 30, 2017	December 31, 2016

Current assets	$63,000	$15,000

Noncurrent assets	102,000	52,000

Total assets	$165,000	$67,000

Current liabilities	$601,000	$305,000

Noncurrent liabilities	-	-

Deficit	(436,000)	(238,000)

Total liabilities and equity	$165,000	$67,000

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 39%, for the nine months ended September 30, 2017. The Company recorded a tax provision of $257,000 for the nine months ended September 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although the ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $480,000, compared with the amounts previously reported for the nine months ended September 30, 2016.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three months ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Patient revenue for the three months ended September 30, 2017 was $803,000, an increase of 11% compared to $722,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU and a true up to the effective rate per procedure recorded in the third quarter of 2016. Patient expenses for the three months ended September 30, 2017 were $352,000, an increase of 10% as compared to the $321,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to higher depreciation expense following the installation of the ICON equipment in August 2016.

Selling, general and administrative expense of $278,000 for the third quarter of 2017 decreased 7% from the $298,000 incurred during the comparable period in 2016. This decrease is primarily due to a decrease in professional, auto and travel expenses.

The Company incurred $40,000 of interest expense in the third quarter of 2017 related to the capital lease. Interest expense for the same period in 2016 was $34,000.

During the three months ended September 30, 2017, the Company recognized an income tax provision of $21,000 compared to $83,000 for the same period the prior year. The reduced tax expense is mostly due to  lower investment income in unconsolidated entities.

For the three months ended September 30, 2017, the Company reported a net income of $11,000 as compared to a net income of $120,000 for the same period a year earlier. The decrease in net income is primarily due to lower investment income from investments in unconsolidated entities.

Nine months ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Patient revenue for the nine months ended September 30, 2017 was $2,627,000, an increase of 13% compared to $2,329,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU. Patient expenses for the nine months ended September 30, 2017 were  $1,076,000, an increase of 15% as compared to $933,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to increased depreciation due to the new ICON equipment and expenses related to the gamma knife equipment.

Selling, general and administrative expense of $927,000 for the first nine months of 2017 was 3% lower than the $959,000 incurred during the comparable period in 2016.  The decrease in SG&A expenses was mostly due to lower accounting, travel, auto and legal fees.

The Company incurred $117,000 of interest expense in the first nine months of 2017 related to the capital lease. Interest expense for the same period in 2016 was $114,000.

During the nine months ended September 30, 2017, the Company recognized an income tax provision of $257,000 compared to $306,000 for the same period a year earlier.

For the nine months ended September 30, 2017, the Company reported a net income of $390,000 as compared to a net income of $495,000 for the same period a year earlier.

Liquidity and Capital Resources

At September 30, 2017, the Company had working capital of $2,029,000 as compared to $1,419,000 at December 31, 2016.  This increase was primarily due to the successful operations at NYU. Cash and cash equivalents at September 30, 2017 were $3,568,000 as compared to $1,962,000 at December 31, 2016.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $2,509,000 as compared to $1,896,000 in the same period a year earlier. The increase was primarily due to cash inflows from the operation of the new gamma knife center, net of working capital requirements. Accounts receivable decreased by $784,000 for the nine months ended September 30, 2017 as compared to a decrease of $377,000 the previous year.

With respect to financing activities, the Company paid $771,000 towards its capital lease obligations during the first nine months of 2017, compared with $672,000 in 2016.

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs. The monthly lease payment is approximately $20,500 which commenced October 2016, with the final payment scheduled for September 2020. In September of 2017, the lease was finalized for an amount of $879,000 and the monthly payment was reduced to $20,200. A monthly maintenance agreement began August 2017, and is approximately $6,000 per month.

In July 2016, USN entered into an agreement with NYU relating to the newly installed ICON imaging technology, increasing the monthly payment due to the Company by $30,000 for the remaining term of the agreement. A final payment of $17,000 will be made s at the end of the term in March 2021.

In September 2017, NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all of the equipment at the center will pass to NYU.

Previously, the agreement with NYU ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the appraised value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

The Company will continue to be responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility through the contract period and will continue to be reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.

USN retains the obligation to reload the cobalt for the gamma knife at its expense, the cost of which is estimated to be $1,100,000 and is expected to be performed by mid-July 2018.  The Company will also bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000, although management believes that the actual cost will be approximately $300,000 less than this amount.  The Company believes that it will be able to finance these costs through Elekta, the same entity through which the Company is leasing the gamma knife equipment.  With NYU’s commitment to purchase the equipment, provided that the Company fulfills its obligation to reload the cobalt as required under the new arrangement, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition at the end of the contract period.

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

Reliance on Business of the New York University Gamma Knife Center; Recent Destruction of Equipment and Discontinuation of Business at NYU.  While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company has relied on the NYU gamma knife for substantially all of its revenue.  In recent periods, services provided at NYU have represented over 90% of the Company’s revenues.  Unless and until the Company is successful in building its activities at other centers and at new locations, disruptions at NYU could have a materially adverse effect on the Company. In addition, in September 2017, the Company entered into an agreement to sell its gamma knife to NYU at the end of its current lease agreement with NYU, in March 2021.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2017: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017, management is in the process of developing plans to remediate the material weakness identified above.

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

101          Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: November 17, 2017	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant