Form 10-K
period 2017-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2018-04-11
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Yes  ☐     No  ☒

As of June 30, 2017, the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $2,027,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of April 6, 2018, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

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

General

The Company and its predecessors have owned and operated stereotactic radiosurgery centers, utilizing gamma knife technology since 1993. The Company currently owns and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company participated in the opening of a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital (“SARH”) in Upland, California.

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

The Company's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the gamma knife.  As it has with the NYU and SARH gamma knife centers, if circumstances support the opening of additional centers, the Company would seek cooperative ventures with these facilities.

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

The Company estimates that, as of December 31, 2017, there were approximately 120 gamma knife treatment centers in the U.S.

During 2010, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell this center to 21st Century Oncology in December of 2015.  The recognition of the sale had not occurred as of December 31, 2017.

In 2011, the Company formed Boca Oncology Partners LLC, in partnership with local physicians and other investors.  USNC, owned an 11.25% interest in the venture. The center, located in Boca Raton, Florida, opened in the third quarter of 2012. In February of 2014, the Company and the other partners sold their interest in Boca Oncology Partners, LLC to SFRO Holdings.

In 2015, Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”) USNC was not initially a member of MOP as it was legally not able to participate due to the fact that USNC was not a physician. Paperwork was filed for a waiver and on December 22, 2016 USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.  However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC, (“CBOP”)  was organized September 1, 2017 to acquire the rights of the new center from FOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. The medical center opened and treated its first patient in January of 2018.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22. 2017 for a ten-year initial term, and up to three additional terms of five years each.

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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement.  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April, 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021.

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

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 557 patients treated during the year ended December 31, 2017, whereas in the prior year there were 513 patients treated at the facility. Total revenue in 2017 from NYU was $3,414,000 as opposed to total revenue of $3,212,000 in 2016.

In September 2017, USN and NYU entered into an additional amendment to the Gamma Knife Neuroradiosurgery Equipment Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. Payments received before USN can pass title to the gamma knife equipment to NYU, or before USN has satisfied substantially all of its obligations under the agreement, will be recorded as deferred revenue.

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

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to the loans made to NeuroPartners, LLC and CGK, NeuroPartners, LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners, LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners, LLC’s and CGK’s economic performance, these entities are not consolidated, but certain disclosures are provided herein.

During the year ended December 31, 2017, the Company received $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $24,000 in distributions.  Those repayments reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as additional income from investments in unconsolidated entities for the year ended December 31, 2017.  The Company received $70,000 of repayments during the year ended December 31, 2016.  At December 31, 2017, NeuroPartners LLC and CGK had repaid all of the outstanding advances. For the years ended December 31, 2017 and 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $151,000 and $93,000, respectively, but was not recorded due to prior losses.

Future Gamma Knife Centers

The Company is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During          the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners, LLC (“FOP”) and Florida Oncology Partners RE, LLC (“FOPRE”) (collectively referred to as “Florida Oncology Partners”), to operate a cancer center located in West Kendall (Miami), Florida. The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% interest in Florida Oncology Partners. The remaining 80% was owned by other outside investors. The center opened and treated its first patient in May 2011.  During 2012 and 2013, FOP made several distributions that reduced the Company’s investment significantly.  In January of 2015, one of the investors relinquished its ownership interest in both FOP and FOPRE, and that ownership interest was distributed among the remaining members in relationship to the percentage they owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE. As of January 1, 2015, the Company held a 24% ownership in both FOP and FOPRE.

During 2011, FOP entered into a seven year capital lease with Key Bank for approximately $5,800,000. Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default. USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $468,000 at December 31, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral, but has recorded a liability of $11,000 associated with this guarantee at December 31, 2017.

In June 2012, FOPRE financed the purchase of the building that is occupied by FOP.  The amount of the loan was $1,534,000 to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022. In December 2015, FOPRE sold the building, for a gain on sale of $577,000. The Company’s share of the gain was $139,000. The related mortgage was repaid upon closing of the sale and in May 2017, FOPRE was dissolved.

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all  monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed additional rental payments beyond the monthly payment for the equipment lease. FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that the Company will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over 7 years.

Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC, was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease requires monthly payments in the first year of $160,000, increasing by 2% each year.

The Company’s recorded investment in FOP and FOPRE is $0 and $225,000 at December 31, 2017 and 2016, respectively. Amounts due from FOP included in due from related parties total $169,000 and $4,000 at December 31, 2017 and 2016 respectively. In addition, FOP owes $295,000 of principal and $4,000 of accrued interest to the Company under a promissory note bearing interest at 6% per annum entered into in October 2017.

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

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The remaining 88.75% was owned by other outside investors. In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor, bringing its total interest to 23.75%.  BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West IMP.  Then the members of BOPRE sold 31.5% of BOPRE to a new investor. Since inception there have been a number of capital calls for BOPRE that have not been met by some of the investors. During 2016 and 2017, the investors that have not met their capital calls have had their investment diluted by the amount of the unmet capital calls and their corresponding investment percentage reduced proportionately. After these dilutions, the Company’s record investment percentage has increased from 15.4% to its current value of 21.05% The center opened in August 2012.  In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $164,000 and $144,000 at December 31, 2017 and 2016.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,417,000 at December 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

Medical Oncology Partners

In April of 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned the principal investor in MOP, Dr. Jaime Lozano, a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP.  MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA. An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in return for the settlement of the note to USNC. USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016 USNC owned 35.83% of MOP. The Company has recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its investment to $149,000.

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

The Company has recorded an equity in loss of $181,000 during 2017 due to additional advancements to MOP that have been written off.

CB Oncology Partners

CB Oncology Partners, LLC, (“CBOP”) was organized September 1, 2017, to acquire the rights of the new center from FOP. Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. The medical center opened and treated its first patient in January of 2018.

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

In the future, the Company may establish additional gamma knife or other types of cancer treatment centers.  Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities.  The Food and Drug Administration has issued the requisite pre-market approval for the gamma knife utilized by the Company.  In addition, many states require hospitals to obtain a Certificate of Need (“CON”) before they can acquire a significant piece of medical equipment.  Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that CONs will be granted.  In addition, the Nuclear Regulatory Commission (the “NRC”) must issue a permit to the Company to permit loading the cobalt at each gamma knife site.  While the Company believes that it can obtain an NRC permit for each gamma knife unit, there is no assurance that it will.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  Substantially all of the Company’s revenue for 2017 and 2016 resulted from patients treated at this facility. The Company’s lease with NYU ends in March 2021, and it has agreed to sell its gamma knife to NYU at the end of the lease term.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2016 through December 31, 2017.

Period	High Close	Low Close

January 1 – March 31, 2016	.22	.11
April 1 - June 30, 2016	.20	.13
July 1 – September 30, 2016	.35	.13
October 1 – December 31, 2016	.28	.21

January 1 – March 31, 2017	.36	.22
April 1 - June 30, 2017	.58	.25
July 1 – September 30, 2017	.50	.38
October 1 – December 31, 2017	.48	.32

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 27, 2018, there were approximately 67 holders of record of the Company's Common Stock.

To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2017, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2017 Compared to 2016

Patient revenue in 2017 was $3,414,000 as compared to $3,212,000 in 2016. This increase in patient revenue was  largely due to an increase in the number of patients being seen in 2017, and an additional $210,000 of revenue attributable to the full year effect in 2017 of the $30,000 per month fixed fee, following the installation of the new ICON unit.

Patient expenses in 2017 were $1,467,000 as compared to $1,290,000 in 2016. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation, maintenance and other fixed expenses. Maintenance expenses, over extended periods of time, tend to increase with higher usage rates. The increase experienced in 2017 over 2016 was due to the full year of additional depreciation of the new ICON installation and the increased maintenance costs following the installation of this equipment. SG&A decreased 4% from $1,308,000 in 2016 to $1,259,000.  This decrease in SG&A resulted from lower insurance costs and professional fees incurred in 2017. There was interest expense of $153,000 in 2017 down from $161,000 in 2016.  Income from investments in unconsolidated entities decreased from $638,000 in 2016 to a loss of $101,000 in 2017, due to lower income generated by FOP, following the 21st Century bankruptcy filing, and write offs of advances to FOP, MOP and CBOP.  The Company reported net income of $538,000 as compared to $536,000 in the prior year. The Company incurred an income tax benefit of $97,000 in 2017 as compared to a deferred income tax charge of $342,000 in 2016, primarily due to a $295,000 deferred tax benefit in turn due to the effects of lower federal corporate income tax rates on the Company’s net deferred tax liabilities following the enactment of the Tax Cuts and Jobs Act in December 2017.

Liquidity and capital resources

At December 31, 2017, the Company had working capital of $2,372,000 as compared to $1,419,000 at December 31, 2016.  This increase was due mostly to higher year end cash balances in turn due to higher revenues in 2017, and higher year end deferred revenue and lower accounts receivable. Total assets decreased by $329,000 from 2016 to 2017 principally due to depreciation and amortization. Cash and cash equivalents at December 31, 2017 were $2,684,000 as compared to $1,962,000 at December 31, 2016.

Net cash provided by operating activities was $2,348,000 in 2017 as compared to $1,861,000 in 2016.  Net cash used in financing activities was $1,031,000 in 2017 as compared to $1,000,000 in 2016.  Depreciation and amortization was $1,135,000 in 2017 as compared to $1,006,000 in 2016.

For the year ended December 31, 2017, net cash used in investing activities was $595,000 as compared to net cash provided by investing activities of $33,000 in 2016.

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

Revenue Recognition

The Company’s agreement with NYU primarily comprises an operating lease, and patient revenue from the use of the gamma knife is primarily lease income. The Company also recognizes maintenance income ratably as patient procedures are performed. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company receives a $30,000 minimum lease payment per month from NYU. With the exception of these fixed payments, the NYU agreement provides for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognizes the contingent rental income and the fixed monthly payments, on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year, which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The estimated present value of the asset retirement obligation is $517,000 at December 31, 2017.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2017: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	73	President & Chairman of the Board

William F. Leimkuhler	66	Director

Charles H. Merriman, III	83	Director

Susan Greenwald	72	Vice President and Secretary

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

William F. Leimkuhler has served as director of the Company since May 1999.  He currently serves as Lead Director of the Company’s Board of Directors.  He also served as a director of GHS since its inception in 1984 through November 1999.  Since November 2017, Mr. Leimkuhler has served as the Chief Financial Officer of Mutualink, Inc., a provider of communications interoperability solutions for public safety agencies, critical infrastructure, schools and private enterprise.  He also serves as General Counsel of Paice LLC, the developer of an advanced hybrid electric powertrain for passenger vehicles, a position he has held since October 1999.  In recent years, he has also acted as a consultant to several emerging growth companies on corporate and business development matters.  From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Argan, Inc. and Northern Power Systems Corp.

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2017, the Board of Directors held two meetings,  which were attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2017, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2017, 2016, and 2015 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2017	$300,000
President & Chairman	2016	$300,000
of the Board	2015	$300,000

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

Director Compensation

During 2017, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2017, and 2016, the Company paid $109,000 and $129,000, respectively, to Aronson, LLC for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2017 and 2016, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2017 and 2016, the Company paid $27,000 and $22,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2017 and 2016, the Company did not pay or accrue any amounts for these services.

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

Dated: April 11, 2018

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2018	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 11, 2018	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 11, 2018	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error of fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Aronson LLC

We have served as the Company’s auditor since 2014.

Rockville, Maryland
April 11, 2018

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,684,000	$1,962,000
Accounts receivable	767,000	891,000
Due from related parties	169,000	7,000
Short term loan receivable	299,000	-
Elekta refund due	-	12,000
Other current assets	67,000	71,000
Total current assets	3,986,000	2,943,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	164,000	447,000
Total other assets	202,000	485,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,637,000 in 2017 and $1,808,000 in 2016)	2,700,000	3,484,000
Leasehold improvements (net of accumulated amortization of $1,111,000 in 2017 and $805,000 in 2016)	1,027,000	1,332,000
Total property and equipment	3,727,000	4,816,000

TOTAL ASSETS	$7,915,000	$8,244,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$972,000	$936,000
Deferred tax liability- current portion	-	245,000
Accounts payable and accrued expenses	208,000	86,000
Deferred revenue	370,000	257,000
Income tax payable	64,000	-
Total current liabilities	1,614,000	1,524,000

Obligations under capital lease - net of current portion	1,666,000	2,733,000
Deferred tax liability - net of current portion	675,000	591,000
Guarantee liability	11,000	11,000
Asset retirement obligations	517,000	491,000
Total liabilities	4,483,000	5,350,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized;7,792,185 shares issued and outstanding at December 31, 2017 and 2016.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	254,000	(284,000)
Total stockholders' equity	3,432,000	2,894,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,915,000	$8,244,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenue	$3,414,000	$3,212,000

Costs and expenses:
Patient expenses	1,467,000	1,290,000
Selling, general and administrative	1,259,000	1,308,000

Total	2,726,000	2,598,000

Operating income	688,000	614,000

Interest expense	(153,000)	(161,000)
Interest income	7,000	5,000
(Loss) income from investments in unconsolidated entities, net	(101,000)	638,000
Impairment loss	-	(218,000)

Income before income taxes	441,000	878,000

Provision for income tax benefit (expense)	97,000	(342,000)

Net income	$538,000	$536,000

Basic and diluted net income per share	$0.07	$0.07

Weighted average common shares outstanding	7,792,185	7,794,685

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance - December 31, 2015	7,797,185	$78,000	$3,100,000	$(820,000)	$2,358,000

Cancellation of shares	(5,000)	-	-	-	-
Net income for the year ended December 31, 2016	-	-	-	536,000	536,000
Balance - December 31, 2016	7,792,185	$78,000	$3,100,000	$(284,000)	$2,894,000
Net income for the year ended December 31, 2017	-	-	-	538,000	538,000
Balance - December 31, 2017	7,792,185	$78,000	$3,100,000	$254,000	$3,432,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$538,000	$536,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,135,000	1,006,000
Loss (income) from investments in unconsolidated entities, net	101,000	(638,000)
Distributed earnings from unconsolidated entities	274,000	500,000
Impairment loss	-	218,000
Consulting fee - settled through transfer of equity interest in MOP	-	12,000
Accrued interest from notes receivable	(4,000)	-
Accretion of asset retirement obligations	26,000	25,000
Change in guarantee liability	-	(4,000)
Deferred income taxes	(161,000)	342,000
Changes in:
Accounts receivable	124,000	(265,000)
Elekta refund due	12,000	(12,000)
Other current assets	4,000	27,000
Accounts payable and accrued expenses	122,000	6,000
Deferred revenue	113,000	108,000
Income tax payable	64,000	-
Net cash provided by operating activities	2,348,000	1,861,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	64,000	71,000
Advances to unconsolidated entities	(593,000)	-
Advances made under short term loans	-	(34,000)
Purchase of gamma knife equipment	(46,000)	-
Investments in unconsolidated entities	(20,000)	(5,000)
Decrease of due from related parties	-	1,000
Net cash (used in) provided by investing activities	(595,000)	33,000

Cash flows from financing activities:
Repayment of capital lease obligations	(1,031,000)	(1,000,000)
Net cash used in financing activities	(1,031,000)	(1,000,000)

Net change in cash and cash equivalents	722,000	894,000
Cash and cash equivalents - beginning of year	1,962,000	1,068,000
Cash and cash equivalents - end of year	$2,684,000	$1,962,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$143,000	$172,000

Supplemental disclosure of of noncash investing and financing activities:

Increase in gamma knife equipment through a capital lease obligation	$-	$879,000
Reduction in capital lease liability and leasehold improvements due to sales tax refund applied to lease	$-	$42,000
Increase in investment in unconsolidated entities through settlement of a loan receivable	$-	$161,000
Distribution from unconsolidated entity recorded as short term loan receivable	$295,000	$-

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

U.S. NeuroSurgical, Inc. a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN owns one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a "cost per treatment" basis.  USN holds an interest in the gamma knife unit and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, USN expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell the center to 21st Century Oncology in December 2015. The sale had not occurred as of December 31, 2017. (See Note C[2])

In April 2015 Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of its formation, as it was not able to participate in MOP’s formation due to the fact that USNC was not a physician. An application was filed for a waiver and on December 22, 2016 USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP. (See Note C[4])

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

Following the Merger, Holdings’ common stock continued to trade on the over-the-counter market and continued to be quoted on the OTC Markets under the same symbol, “USNU.”  The conversion of shares of capital stock under the Merger Agreement occurred without an exchange of physical certificates.  Accordingly, physical certificates formerly representing shares of outstanding capital stock of USN are deemed to represent the same number of shares of capital stock of Holdings.

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.  However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22. 2017 for a ten-year initial term, and up to three additional terms of five years each.

The Company is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, USN, USNC and U.S. NeuroSurgical Physics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets.  The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities.  As such, the recorded balance of Corona Gamma Knife, LLC and NeuroPartners, LLC, FOP, MOP, and CBOP have been taken to zero.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Account Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. We have made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor. Although the ASU is effective in the first quarter of 2018, we have early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s financial statements and have retrospectively adjusted our 2016 cash flow statement to conform to the 2017 presentation. This adjustment results in an increase in net cash provided by operating activitites, and a decrease in net cash provided by investing activities, of $500,000, compared with the amounts previously reported for the the year ended December 31, 2016.

[4]	Revenue recognition:

The Company’s agreement with NYU primarily comprises an operating lease, and patient revenue from the use of the gamma knife is primarily lease income. The Company also recognizes maintenance income ratably as patient procedures are performed. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company receives a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provides only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognizes the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee are considered deferred revenue.  At the end of each reporting period, the Company reviews its estimated revenue for the contract year and adjusts revenue for any material changes in the estimate.  At the end of the contract year, the revenue is adjusted to the actual amount received.

In September 2017, USN and NYU entered into an additional amendment to the Gamma Knife Neuroradiosurgery Equipment Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. Payments received before USN can pass title to the gamma knife equipment to NYU, or before USN has satisfied substantially all of its obligations under the agreement, will be recorded as deferred revenue. This agreement also requires USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs it will incur due to the cobalt reload. Such costs are expected to be no more than $2,000,000 and to be incurred during the second or third quarter of 2018.

The Company also recognizes maintenance income ratably as patient procedures are performed.

Lease income for 2017 and 2016 was $3,150,000 and $2,967,000 respectively. Maintenance income for 2017 and 2016 was $264,000 and $245,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this ASU on January 1, 2018 the date that the new standard is effective.  While we are currently evaluating the impact on the Company’s consolidated financial statements and related disclosures, we do not expect adoption of the ASU to have a material impact on the Company’s consolidated financial statements.

[5]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[6]	Depreciation and amortization:

The gamma knife is being depreciated on the straight-line method over an estimated useful life of 7 years.  Leasehold improvements are being amortized on the straight-line method over 7 years, the shorter of useful life, or the life of the NYU Agreement.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.  Depreciation expense for 2017 and 2016 was $830,000 and $710,000 respectively.  Amortization expense for 2017 and 2016 was $305,000 and $296,000 respectively.

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2017 and 2016. Tax years from January 1, 2014 to the current year remain open for examination by federal and state tax authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Previously, entities were required to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU was effective in the first quarter of 2017. We adopted the guidance related to balance sheet classification on a prospective basis. Prior periods were not retrospectively adjusted.

[10]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2017 and 2016, and therefore, no potential dilution for the periods presented.

[11]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2017 and 2016.

[12]	Allowance for doubtful accounts:

The Company evaluates each of its accounts receivable individually and provides a charge to income that is appropriate, in the opinion of management, to absorb probable credit losses. The Company considers all accounts receivable to be collectible at December 31, 2017 and 2016.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2017 and 2016 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under capital leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2017 and 2016.

[15]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist primarily of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2017 and 2016, substantially all of the Company’s accounts receivable were due from one customer, NYU.

[16]	Asset retirement obligations:

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

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

The Company’s share of cumulative losses associated with its investment in NeuroPartners LLC and CGK has exceeded its investment.  Due to loans made to NeuroPartners LLC and CGK, NeuroPartners LLC and CGK are considered to be variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of NeuroPartners LLC and CGK, since it does not have the power to direct the operating activities that most significantly affect NeuroPartners LLC’s and CGK’s economic performance, these entities are not consolidated, but certain disclosures are provided herein.

During the year ended December 31, 2017, the Company received $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $24,000 in distributions.  Those repayments and distributions reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as additional income from investments in unconsolidated entities for the year ended December 31, 2017.  The Company received  $70,000 of similar repayments during the year ended December 31, 2016.  At December 31, 2017, NeuroPartners LLC and CGK have repaid all of the outstanding advances. For the years ended December 31, 2017 and 2016, the Company’s equity in earnings of NeuroPartners LLC and CGK was $151,000 and $93,000, respectively, but was not recorded due to prior losses.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2017	2016

Patient revenue	$1,063,000	$982,000

Net income	$506,000	$298,000

USNC's equity in income of Neuro Partners LLC and CGK	$151,000	$93,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2017	2016

Current assets	$165,000	$93,000

Noncurrent assets	745,000	876,000

Total assets	$910,000	$969,000

Current liabilities	$641,000	$449,000

Noncurrent liabilities	464,000	1,121,000

Deficit	(195,000)	(601,000)

Total liabilities and deficit	$910,000	$969,000

[2]	Florida Oncology Partners

During 2010, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners RE, LLC (“FOPRE”), which owned a building previously occupied by FOP.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for 20% ownership interest in FOP and FOPRE. The remaining 80% was owned by other outside investors. In January of 2015 one of the investors relinquished its ownership interest in both FOP and FOPRE, and that interest was distributed among the remaining members in relationship to their percentages owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE.  As of January 1, 2015, the Company holds a 24% ownership in both FOP and FOPRE.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

During 2011, Florida Oncology Partners, LLC entered into a seven-year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $468,000 at December 31, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral but has recorded a liability of $11,000 associated with this guarantee at December 31, 2017.

In June 2012, FOPRE financed the purchase of the building that was occupied by FOP.  The amount of the loan was $1,534,000 and was to be paid at a monthly rate of approximately $8,500 for 120 months with the final payment due on June 15, 2022.  In December 2015, FOPRE sold the building, for a gain on sale of $577,000.  The Company’s share of the gain was $139,000.  The related mortgage was repaid upon closing of the sale and FOPRE has ceased operations. In May 2017, FOPRE was dissolved.

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that the Company will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over 7 years.

Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC, was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease requires monthly payments in the first year of $160,000, increasing by 2% each year.

The Company’s recorded investment in FOP and FOPRE is $0 and $225,000 at December 31, 2017 and 2016, respectively. The Company’s investment in FOP at December 31, 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017. Amounts due from FOP included in due from related parties total $169,000 and $4,000 at December 31, 2017 and 2016 respectively. In addition, FOP owes $299,000 of principal and accrued interest to the Company under a promissory note bearing interest at 6% per anum entered into in October 2017.

Due to loans made to FOP, FOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP's economic performance, the entity is not consolidated, but certain disclosures are provided herein.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the summarized financial information of FOP and FOPRE:

FOP and FOPRE Condensed Combined Income Statement Information

	Year Ended December 31,
	2017	2016

Patient revenue	$678,000	$-

Rental Income	$2,517,000	$4,053,000

Net income	$525,000	$2,355,000

USNC's equity in income of FOP and FOPRE	$132,000	$571,000

FOP Condensed Balance Sheet Information

	December 31,
	2017	2016

Current assets	$664,000	$630,000

Noncurrent assets	18,961,000	1,798,000

Total assets	$19,625,000	$2,428,000

Current liabilities	$3,228,000	$1,411,000

Noncurrent liabilities	16,842,000	469,000

Equity	(445,000)	548,000

Total liabilities and equity	$19,625,000	$2,428,000

FOPRE had no significant assets or liabilities at December 31, 2016.

[3]	Boca Oncology Partners

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

In January 2012, an additional investor purchased 50% of the partnership reducing the Company’s ownership to 11.25%.  The remaining 88.75% was owned by other outside investors.  In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP. Then the members of BOPRE sold 31.5% of their interests in BOPRE to a new investor, and USNC’s investment in BOPRE was reduced to 15.4%.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

During the years ended December 31, 2016 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company holds a 21.05% ownership interest in BOPRE at December 31, 2017. The center operated by BOP opened in August 2012.

In February 2014, the Company and other members sold their interests in BOP.

The Company’s recorded investment in BOPRE is $164,000 and $144,000 at December 31, 2017 and 2016, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,417,000 at December 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,

	2017	2016

Rental Income	$-	$-

Net income	$(7,000)	$(3,000)

USNC's equity in loss in BOPRE	$(1,000)	$(1,000)

BOPRE Condensed Balance Sheet Information

	December 31,
	2017	2016

Current assets	$17,000	$10,000

Noncurrent assets	920,000	872,000

Total assets	$937,000	$882,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	937,000	882,000

Total liabilities and equity	$937,000	$882,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[4]	Medical Oncology Partners

In April 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016 USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the year ended December 31, 2017, the Company’s equity in loss of MOP was $97,000 but was not recorded due to prior losses.

Due to loans made to MOP, MOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of MOP, since it does not have the power to direct the operating activities that most significantly affect MOP's economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Year Ended December 31, 2017	Period from December 22. 2016 to December 31, 2016

Patient revenue	$1,298,000	$6,000

Net loss	$(272,000)	$(34,000)

USNC's equity in loss in MOP	$(97,000)	$(12,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31, 2017	December 31, 2016

Current assets	$41,000	$15,000

Noncurrent assets	108,000	52,000

Total assets	$149,000	$67,000

Current liabilities	$693,000	$305,000

Noncurrent liabilities	-	-

Deficit	(544,000)	(238,000)

Total liabilities and deficit	$149,000	$67,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[5]	CB Oncology Partners

CB Oncology Partners, LLC, (“CBOP”) was organized September 1, 2017 to acquire the rights of the new center from FOP. The Company has a 24% equity interest in CBOP. Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP's economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

Year Ended December 31, 2017

Patient revenue	$-

Net loss	$(248,000)

USNC's equity in loss of CBOP	$(60,000)

CBOP Condensed Balance Sheet Information

December 31, 2017

Current assets	$-

Noncurrent assets	-

Total assets	$-

Current liabilities	$248,000

Noncurrent liabilities	-

Deficit	(248,000)

Total liabilities and deficit	$-

Note D - Agreement with New York University on Behalf of New York University Medical Center (NYU)

In November 1996, USN entered into a Neuroradiosurgery Equipment Agreement (the “NYU agreement”) with NYU for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN had the ability to negotiate the purchase price and upon failure of the parties to agree could request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.  The Company derived patient revenue from the NYU center of $3,414,000 and $3,212,000, for 2017 and 2016 respectively. Lease income for 2017 and 2016 was $3,150,000 and $2,967,000 respectively.  Maintenance income for 2017 and 2016 was $264,000 and $245,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

The Company finalized arrangements with NYU regarding the restored gamma knife center and entered into an amendment to the Gamma Knife Neuroradiosurgery Equipment Agreement. The Company’s new facility, with the Leksell PERFEXION gamma knife, is located in the Tisch Hospital of NYU Langone Medical Center. The facility reopened and began receiving patients at the end of April 2014.

The Company entered into a six-year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020. The Company entered into a second two-year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The first payment of $12,000 was made on November 1, 2014, and the final payment was made in July 2016.

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $879,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs totaling approximately $63,000. The monthly lease payment is approximately $20,000 which commenced October 2016, with the final payment scheduled for September 2020. A monthly maintenance agreement will commence a year after the installation date and is estimated to be about $6,000 per month.

In July 2016, USN and NYU entered into an amendment to the Gamma Knife Neuroradiosurgery Equipment Agreement relating to the newly installed ICON imaging technology, increasing the monthly payment due to the Company by $30,000 for the remaining term of the agreement. A final payment of $17,000 will be made for the partial month of operations at the end of the term in March 2021.

In September 2017, USN and NYU entered into an additional amendment to the Gamma Knife Neuroradiosurgery Equipment Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. Payments received before USN can pass title to the gamma knife equipment to NYU, or before USN has satisfied substantially all of its obligations under the agreement, will be recorded as deferred revenue.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

Note E - Obligation Under Capital Lease

In March 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven-year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. The monthly payment was $63,000 per month, at an implicit interest rate of approximately 11%. This lease became payable as a result of the damage at the NYU facility in October 2012, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation and related construction costs and the removal costs of the old equipment for approximately $4.7 million to be repaid over 72 months with no payments for the first three months. The remaining removal costs of the old equipment of $525,000 were reclassified to the capital lease obligation at December 31, 2013 since they were paid by Elekta Capital (Note F). The Company entered into a capital lease in 2014 to finance a further $250,000 of installation and construction costs. The balance was repaid over 24 months with the final payment paid in July 2016. In April of 2016, the Company entered into an additional capital lease in the amount of $879,000 for the installation of the ICON technology for the NYU Gamma Knife equipment.

The obligations under the capital leases are as follows:

	December 31,
	2017	2016

Capital leases - Gamma Knife	$2,638,000	$3,669,000

Less current portion	(972,000)	(936,000)

	$1,666,000	$2,733,000

The following is an analysis of the leased assets included in property and equipment:

	December 31,

	2017	2016

Capitalized costs	$5,182,000	$5,203,000

Less - accumulated depreciation	(2,577,000)	(1,772,000)

Capitalized lease equipment and improvements- reported as property and equipment - net	$2,605,000	$3,431,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Depreciation expense for assets under capital leases totaled 804,000 and $696,000 for the years ended December 31, 2017 and 2016.

Future payments as of December 31, 2017 on the equipment leases and loans are as follows:

Year Ending December 31,

2018	$1,062,000
2019	1,160,000
2020	564,000
2,786,000
Less interest	(148,000)
Present value of net minimum obligation	$2,638,000

Note F – Asset Retirement Obligations

When the agreement with NYU relating to the restored gamma knife was finalized in 2014, the Company estimated the cost to remove the gamma knife at the end of the agreement in 2021 to be approximately $620,000. The estimated present value of this liability is $517,000 at December 31, 2017 and $491,000 at December 31, 2016.

	2017	2016

Asset retirement obligations, start of year	$491,000	$466,000

Accretion of liability	26,000	25,000

Asset retirement of obligations, end of the year	$517,000	$491,000

Note G - Concentrations

The Company derives substantially all of its revenue from NYU. (See Note D)

Note H – Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016

Current taxes:
Federal	$55,000	$-
State	9,000	-
Current taxes	64,000	-
Deferred taxes:
Federal	$(247,000)	$312,000
State	86,000	30,000
Deferred taxes	(161,000)	342,000
(Benefit from) provision for income taxes	$(97,000)	$342,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2017	2016

Income tax at the federal statutory rate	$149,000	$299,000
State income tax, net of federal taxes	23,000	29,000
Permanent differences	13,000	14,000
Benefit of federal tax rate decrease	(295,000)	-
Other	13,000	-

Income tax (benefit) provision	$(97,000)	$342,000

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax asset:
Net operating loss	$-	$342,000
Excess of book depreciation over tax depreciation	40,000	-
	40,000	342,000

Deferred tax liability:
Basis difference in unconsolidated entities	(115,000)	(31,000)
Deferred gain on disposal of gamma knife	(524,000)	(716,000)
Excess of tax depreciation over book depreciation	-	(186,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	(76,000)	(245,000)
Net deferred tax liability	$(675,000)	$(836,000)

The 2017 Tax Cuts and Jobs Act was signed into law on December 22, 2017. The 2017 Tax Cuts and Jobs Act significantly revises U.S. corporate income taxes by, among other things, lowering the statutory corporate tax rate from 35% to 21%. We recorded a provisional tax benefit for the impact of the 2017 Tax Cuts and Jobs Act of approximately $295,000. This amount is comprised of the remeasurement of net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2014.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note I– Commitments and Contingencies

[1]	Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2017, the Company was required to make future minimum rental payments totaling $11,000. Following the lease renewal, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2018	$28,000
2019	42,000
2020	43,000
2021	45,000
2022	46,000
Thereafter	24,000
$228,000

Rent expense was approximately $46,000 for 2017 and $43,000 for 2016.

[2]	Gamma Knives:

In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, were financed through a seven-year lease arrangement.  This PERFEXION equipment was recorded as a total loss as a result of flooding from Hurricane Sandy.  See Notes D and E.

In early 2014, the Company entered into a six-year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020.

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs. The first payment of $12,468 was made November 1, 2014. The final payment was made in July 2016

In April 2016 the Company obtained lease financing of approximately $879,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology for the NYU Gamma Knife and associated installation costs. Monthly lease payments of approximately $20,000 began in October 2016, and the final payment is due in September 2020.

To maintain efficient operation, the Company is required to reload cobalt for each gamma knife every 5 to 10 years.

[3]	Maintenance Contract:

The new gamma knife installed in April 2014 included a one-year warranty. The new maintenance agreement began in April of 2015. The monthly payment has increased from  approximately $20,000 to $26,000 effective August 2017, due to the addition of the ICON maintenance agreement and is in effect for 5 years.

[4]	Guarantee of Lease Obligations:

USNC is a 20% guarantor on NeuroPartners, LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at the Southern California Regional Gamma Knife Center at SARH in Upland, California, where the equipment is located.  The outstanding balance on the lease obligations was $1,121,000 and $1,436,000 at December 31, 2017 and 2016, respectively.  In February of 2016, NeuroPartners, LLC negotiated a new lease to fund the reloading of cobalt and the necessary construction to do so. The new lease of $1,663,000 includes the balance of the prior lease obligations. This lease will be paid over 60 months and the first payment was made in April 2016.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

USN is also a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease.  It is a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The outstanding balance on the lease obligation was $468,000 and $1,528,000 at December 31, 2017 and 2016, respectively.

Holdings is a guarantor for the full amount of the outstanding loan with BB&T Bank entered into in 2017, as described in Note C[2]. The other investors in FOP also guarantee this loan. The outstanding balance on this loan was $4,100,000 at December 31, 2017.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000 associated with the FOP guarantee. See Note C for further discussion of investments in unconsolidated entities.

[5]	Guarantee of Mortgages:

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,417,000 and $2,527,000 at December 31, 2017 and 2016, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

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

Note J - Employees' IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 and $10,000 for 2017 and 2016, respectively.