Form 10-Q
period 2018-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2018-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐        No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2018 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,266,000	$2,684,000
Accounts receivable	803,000	767,000
Due from related parties	959,000	169,000
Short term loan receivable	301,000	299,000
Other current assets	251,000	67,000
Total current assets	4,580,000	3,986,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	164,000	164,000
Total other assets	202,000	202,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,846,000 in 2018 and $2,637,000 in 2017)	2,492,000	2,700,000
Leasehold improvements (net of accumulated amortization of $1,187,000 in 2018 and $1,111,000 in 2017)	950,000	1,027,000
Total property and equipment	3,442,000	3,727,000

TOTAL ASSETS	$8,224,000	$7,915,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$988,000	$972,000
Accounts payable and accrued expenses	108,000	208,000
Deferred revenue	881,000	370,000
Income taxes payable	394,000	64,000
Total current liabilities	2,371,000	1,614,000

Obligations under capital lease - net of current portion	1,393,000	1,666,000
Deferred tax liability	431,000	675,000
Guarantee liability	11,000	11,000
Asset retirement obligations	524,000	517,000
Total liabilities	4,730,000	4,483,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2018 and December 31, 2017.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings	316,000	254,000
Total stockholders’ equity	3,494,000	3,432,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,224,000	$7,915,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenue	$865,000	$984,000

Costs and expenses:
Patient expenses	378,000	368,000
Selling, general and administrative	278,000	295,000

Total	656,000	663,000

Operating income	209,000	321,000

Interest expense	(32,000)	(41,000)
Interest income	1,000	-
(Loss) income from investments in unconsolidated entities	(30,000)	112,000

Income before income taxes	148,000	392,000

Provision for income tax expense	(86,000)	(149,000)

Net income	$62,000	$243,000

Basic and diluted net income per share	$0.01	$0.03

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$62,000	$243,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,000	282,000
Loss (income) from investment in unconsolidated entities	30,000	(112,000)
Distributed earnings from unconsolidated entities	-	315,000
Accretion of asset retirement obligations	7,000	6,000
Accrued interest from short term loan receivable	(2,000)	-
Deferred income taxes	(244,000)	(50,000)
Changes in:
Accounts receivable	(36,000)	376,000
Other current assets	(184,000)	9,000
Accounts payable and accrued expenses	(100,000)	94,000
Deferred revenue	511,000	424,000
Income taxes payable	330,000	200,000
Net cash provided by operating activities	659,000	1,787,000

Cash flows from investing activities:
Advances to unconsolidated entities	(820,000)	(37,000)
Increase in due from related parties	-	(21,000)
Net cash used in investing activities	(820,000)	(58,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(257,000)	(250,000)
Net cash used in financing activities	(257,000)	(250,000)

Net change in cash and cash equivalents	(418,000)	1,479,000
Cash and cash equivalents - beginning of year	2,684,000	1,962,000
Cash and cash equivalents - end of year	$2,266,000	$3,441,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$35,000	$40,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2018 and 2017, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending existing revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the company satisfies the performance obligation. We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis to the Company's sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University, which is not within the scope of Topic 606, or from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner to the prior revenue standard. The Company recognizes maintenance income ratably over time as patient procedures are performed.

We plan to adopt the provisions of ASU 2016-02, Leases ("Topic 842"), as amended, as of January 1, 2019. We are evaluating the standard in accordance with our adoption plan, which will include performing a completeness assessment over the lease population, reviewing all forms of leases and analyzing the practical expedients in order to determine the best implementation strategy. We will then determine the impact of adoption on our condensed consolidated financial statements, as well as disclosures, accounting policies, business processes and internal controls. While our evaluation is ongoing, we expect to adopt the standard on a modified prospective basis and recognize additional lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined, and we are currently unable to estimate if there will be a material impact to our consolidated financial statements.

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

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $879,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs totaling approximately $63,000. The monthly lease payment is approximately $20,000 which commenced October 2016, with the final payment scheduled for September 2020. A monthly maintenance agreement commenced a year after the installation date at a cost of about $6,000 per month.

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

The Company will continue to be responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility through the contract period and will continue to be reimbursed for use of the gamma knife and associated maintenance based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.

USN retains the obligation to reload the cobalt for the gamma knife at its expense, the cost of which is estimated to be $1,100,000 and is expected to be performed by mid-July 2018.  The Company will also bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000, although management believes that the actual cost will be approximately $300,000 less than this amount.  The Company believes that it will be able to finance these costs through Elekta, the same entity through which the Company is leasing the gamma knife equipment.  With NYU’s commitment to purchase the equipment, provided that the Company fulfills its obligation to reload the cobalt as required under the new arrangement, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition at the end of the contract period. In recent years, services provided at NYU have represented over 90% of all the Company’s revenues.

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

During the year ended December 31, 2017, the Company received $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $24,000 in distributions.  Those repayments and distributions reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK. At December 31, 2017, NeuroPartners LLC and CGK had repaid all of the outstanding advances. During the quarter ended March 31, 2018, the Company advanced an additional $6,000 to CGK. For the three months ended March 31, 2018 and 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $13,000 and $38,000, respectively, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners, LLC and CGK Condensed Income Statement Information

	Three Months Ended March 31,
	2018	2017

Patient Revenue	$211,000	$276,000

Net income	$57,000	$124,000

USNC’s equity in earnings of NeuroPartners, LLC and CGK	$13,000	$38,000

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	March 31, 2018	December 31, 2017

Current assets	$199,000	$165,000

Noncurrent assets	691,000	745,000

Total assets	$890,000	$910,000

Current liabilities	$347,000	$641,000

Noncurrent liabilities	681,000	464,000

Deficit	(138,000)	(195,000)

Total liabilities and equity	$890,000	$910,000

Note D – Florida Oncology Partners

During 2010, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. During the quarter ended September 30, 2010, the Company participated in the formation of Florida Oncology Partners RE, LLC (“FOPRE”), which owned a building previously occupied by FOP.  The center diagnoses and treats patients utilizing a Varian Rapid Arc linear accelerator and a GE CT scanner. USNC originally invested $200,000 for a 20% ownership interest in FOP and FOPRE. The remaining 80% was owned by other outside investors. In January of 2015 one of the investors relinquished its ownership interest in both FOP and FOPRE, and that interest was distributed among the remaining members in relationship to their percentages owned. This distribution resulted in an increase of ownership interest for the Company of 4% in each of FOP and FOPRE.  As of January 1, 2015, the Company holds a 24% ownership in both FOP and FOPRE.

During 2011, Florida Oncology Partners, LLC entered into a seven-year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $189,000 at March 31, 2018, and $468,000 at December 31, 2017.  The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral but has recorded a liability of $11,000 associated with this guarantee at March 31, 2018.

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

In December of 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP be successful in these efforts.

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

Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC, was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

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

The Company’s recorded investment in FOP at March 31, 2018 and December 31, 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017. Amounts due from FOP included in due from related parties total $410,000 and $169,000 at March 31, 2018 and December 31, 2017 respectively. The Company made additional advances of $241,000 to FOP during the three months ended March 31, 2018, to assist with the funding of operations of the radiation therapy center in Miami. In addition, FOP owes $301,000 of principal and accrued interest to the Company under a promissory note bearing interest at 6% per anum entered into in October 2017.

Due to loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP

FOP Condensed Income Statement Information

	Three Months Ended March 31,
	2018	2017

Patient Revenue	$600,000	$-
Rental Income	482,000	1,013,000

Net (loss) income	$(468,000)	$619,000

USNC’s equity in (loss) earnings of FOP	$(113,000)	$150,000

FOP  Condensed Balance Sheet Information

	March 31, 2018	December 31, 2017

Current assets	$692,000	$664,000

Noncurrent assets	18,208,000	18,961,000

Total assets	$18,900,000	$19,625,000

Current liabilities	$3,318,000	$3,228,000

Noncurrent liabilities	16,481,000	16,842,000

Equity	(899,000)	(445,000)

Total liabilities and equity	$18,900,000	$19,625,000

FOPRE had no significant assets or liabilities at December 31, 2017 and no significant income and expenses for the three months ended March 31, 2017.

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

During the years ended December 31, 2017 and 2016, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company holds a 21.05% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2017. The center operated by BOP opened in August 2012.

The Company’s recorded investment in BOPRE is $164,000 at March 31, 2018 and December 31, 2017.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,389,000 at March 31, 2018 and $2,417,000 at December 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2018	2017

Rental Income	$-	$-

Net loss	$-	$-

USNC’s equity in loss of BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31, 2018	December 31, 2017

Current assets	$12,000	$17,000

Noncurrent assets	925,000	920,000

Total assets	$937,000	$937,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	937,000	937,000

Total liabilities and equity	$937,000	$937,000

Note F - Medical Oncology Partners

In April 2015 Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the three months ended March 31, 2018 the Company’s equity in loss of MOP was $6,000 but was not recorded due to prior losses.

Due to loans made to MOP, MOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of MOP, since it does not have the power to direct the operating activities that most significantly affect MOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Three Months Ended March 31,
	2018	2017

Patient revenue	$520,000	$230,000

Net loss	$(17,000)	$(45,000)

USNC’s equity in loss in MOP	$(6,000)	$(16,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2018	December 31, 2017

Current assets	$34,000	$41,000

Noncurrent assets	143,000	108,000

Total assets	$177,000	$149,000

Current liabilities	$738,000	$693,000

Noncurrent liabilities	-	-

Deficit	(561,000)	(544,000)

Total liabilities and equity	$177,000	$149,000

Note G - CB Oncology Partners

CB Oncology Partners, LLC, (“CBOP”) was organized September 1, 2017 to acquire the rights of the new center from FOP. The Company has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company advanced $143,000 to CBOP during the year ended December 31, 2017, and a further $543,000 during the three months ended March 31, 2018, to assist with the funding of the build out and initial operations of the entity. The Company has absorbed its share of equity in losses of CBOP through March 31, 2018, totaling $143,000 against these advances and the remaining advances have a carrying value of $543,000 at March 31, 2018.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Consolidated Income Statement Information

Three Months Ended March 31, 2018

Patient revenue	$112,000

Net loss	$(341,000)

USNC’s equity in loss in CBOP	$(83,000)

CBOP Condensed Consolidated Balance Sheet Information

	March 31, 2018	December 31, 2017

Current assets	$107,000	$-

Noncurrent assets	-	-

Total assets	$107,000	$-

Current liabilities	$696,000	$248,000

Noncurrent liabilities	-	-

Deficit	(589,000)	(248,000)

Total liabilities and equity	$107,000	$-

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 58%, for the three months ended March 31, 2018 and 38% for the three months ended March 31, 2017.  The 2018 tax charge includes a $33,000 adjustment to the estimated effective state tax rate.  The Company recorded a tax charge of $86,000 for the three months ended March 31, 2018.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2017 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments and determination of the asset retirement obligation.

We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis to the Company's sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University, which is not within the scope of Topic 606, or from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner to the prior revenue standard.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operation

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Patient revenue for the three months ended March 31, 2018 was $865,000 a decrease of 12% compared to $984,000 the previous year. This decrease in revenue was due to a decreased number of procedures at NYU. Patient expenses for the three months ended March 31, 2018 were $378,000 an increase of 3% as compared to the $368,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to higher maintenance costs due to the ICON equipment.

Selling, general and administrative expense of $278,000 for the first quarter of 2018 was 6% lower than the $295,000 incurred during the comparable period in 2017.  The decrease in SG&A expenses was mostly due to lower accounting fees and insurance expenses in the first quarter of 2018 compared to the same period the previous year.

The Company incurred $32,000 of interest expense in the first quarter of 2018 and $41,000  in 2017 related to the capital lease, due to lower principal balances on the gamma knife and ICON unit leases.

During the three months ended March 31, 2018, the Company recognized an income tax charge of $86,000 compared to $149,000 during the same period in 2017 due to lower net income in the current year, partly offset by an increased effective state tax rate.

For the three months ended March 31, 2018, the Company reported a net income of $62,000 as compared to a net income of $243,000 for the same period a year earlier. The decrease in net income is primarily due a decrease of income from  investments in unconsolidated entities and lower revenue at NYU.

Liquidity and Capital Resources

At March 31, 2018, the Company had working capital of $2,209,000 as compared to $2,372,000 at December 31, 2017.  This decrease was primarily due to the successful operations at NYU less a $330,000 increase in income taxes payable. Cash and cash equivalents at March 31, 2018 were $2,266,000 as compared to $2,648,000 at December 31, 2017.

Net cash provided by operating activities for the three months ended March 31, 2018 was $659,000 as compared to $1,787,000 in the same period a year earlier. The decrease was primarily due to lower distributions received from unconsolidated entities and other working capital changes, including a buildup of accounts receivable.  Accounts receivable increased $36,000 for the three months ended March 31, 2018 as compared to a decrease of $376,000 in the three months ended March 31, 2017.

With respect to investing activities, the Company advanced $241,000 to FOP and $543,000 to CBOP during the three months ended March 31, 2018, to assist with their new business operations, as well as $30,000 and $6,000 of advances to MOP and CGK, respectively, during the same period. Advances made during the three months ended March 31, 2017 comprised solely of working capital advances to MOP.

With respect to financing activities, the Company paid $257,000 towards its capital lease obligations during the first three months of 2018, compared with $250,000  in 2017.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2017, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Disclosure Regarding Forward Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “targets,” “intends,” “plans,” “believes,” “will be,” “will continue,” “will likely result,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  Those forward-looking statements are based on management’s present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2018: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018, management is in the process of developing plans to remediate the material weakness identified above.

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

101          Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: May 15, 2018	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant