Form 10-Q
period 2018-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2018-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes   ☐          No   ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2018 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,279,000	$	$ 2,684,000
Accounts receivable	524,000		767,000
Due from related parties	998,000		169,000
Short term loan receivable	560,000		299,000
Other current assets	187,000		67,000
Total current assets	4,548,000		3,986,000

Other assets:
Notes receivable	38,000		38,000
Investments in unconsolidated entities	164,000		164,000
Total other assets	202,000		202,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $3,054,000 in 2018 and $2,637,000 in 2017)	2,283,000		2,700,000
Leasehold improvements (net of accumulated amortization of $1,264,000 in 2018 and $1,111,000 in 2017)	874,000		1,027,000
Total property and equipment	3,157,000		3,727,000

TOTAL ASSETS	$7,907,000		$7,915,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$1,067,000		$972,000
Accounts payable and accrued expenses	69,000		208,000
Deferred revenue	867,000		370,000
Income taxes payable	389,000		64,000
Total current liabilities	2,392,000		1,614,000

Obligations under capital lease - net of current portion	1,118,000		1,666,000
Deferred tax liability	285,000		675,000
Guarantee liability	11,000		11,000
Asset retirement obligations	530,000		517,000
Total liabilities	4,336,000		4,483,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at June 30, 2018 and December 31, 2017.	78,000		78,000
Additional paid-in capital	3,100,000		3,100,000
Retained earnings	393,000		254,000
Total stockholders' equity	3,571,000		3,432,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,907,000		$7,915,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2018	2017

Revenue	$1,121,000	$840,000
	.
Costs and expenses:
Patient expenses	378,000	356,000
Selling, general and administrative	388,000	354,000

Total	766,000	710,000

Operating income	355,000	130,000

Interest expense	(28,000)	(36,000)
Interest income	3,000	-
(Loss) income from investments in unconsolidated entities	(160,000)	129,000

Income before income taxes	170,000	223,000

Provision for income tax expense	(93,000)	(87,000)

Net income	$77,000	$136,000

Basic and diluted net income per share	$0.01	$0.02

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Revenue	$1,986,000	$1,824,000
	.
Costs and expenses:
Patient expenses	756,000	724,000
Selling, general and administrative	666,000	649,000

Total	1,422,000	1,373,000

Operating income	564,000	451,000

Interest expense	(60,000)	(77,000)
Interest income	4,000	-
(Loss) income from investments in unconsolidated entities	(190,000)	241,000

Income before income taxes	318,000	615,000

Provision for income tax expense	(179,000)	(236,000)

Net income	$139,000	$379,000

Basic and diluted net income per share	$0.02	$0.05

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$139,000	$379,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	570,000	568,000
Loss (income) from investment in unconsolidated entities	190,000	(241,000)
Distributed earnings from unconsolidated entities	-	315,000
Accretion of asset retirement obligations	13,000	13,000
Accrued interest from short term loan receivable	(4,000)	-
Deferred income taxes	(390,000)	(175,000)
Changes in:
Accounts receivable	243,000	654,000
Other current assets	(120,000)	(25,000)
Accounts payable and accrued expenses	(139,000)	64,000
Deferred revenue	497,000	325,000
Income taxes payable	325,000	413,000
Net cash provided by operating activities	1,324,000	2,290,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	-	28,000
Capital contributions to unconsolidated entities	-	(10,000)
Advances to unconsolidated entities	(1,019,000)	(42,000)
Advances made under short term loans	(257,000)	-
Purchase of gamma knife equipment	-	(28,000)
Increase in due from related parties	-	(21,000)
Net cash used in investing activities	(1,276,000)	(73,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(453,000)	(505,000)
Net cash used in financing activities	(453,000)	(505,000)

Net change in cash and cash equivalents	(405,000)	1,712,000
Cash and cash equivalents - beginning of year	2,684,000	1,962,000
Cash and cash equivalents - end of year	$2,279,000	$3,674,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$60,000	$77,000
Income Taxes	$244,000	$-
Supplemental disclosure of of noncash investing and financing activities:

Purchase of gamma knife equipment included in accounts payable	$-	$39,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending existing revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the company satisfies the performance obligation. We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis and applied it to the Company's sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University, which is not within the scope of Topic 606, and from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner as compared to the method under the prior revenue standards. The Company recognizes maintenance income ratably over time as patient procedures are performed.

We plan to adopt the provisions of ASU 2016-02, Leases ("Topic 842"), as amended, as of January 1, 2019. We are evaluating the standard in accordance with our adoption plan, which will include performing a completeness assessment over the lease population, reviewing all forms of leases and analyzing the practical expedients in order to determine the best implementation strategy. We will then determine the impact of adoption on our condensed consolidated financial statements, as well as disclosures, accounting policies, business processes and internal controls. While our evaluation is ongoing, we expect to adopt the standard on a modified retrospective basis and recognize additional lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined, and we are currently unable to estimate if there will be a material impact to our consolidated financial statements.

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

USN retains the obligation to reload the cobalt for the gamma knife at its expense, the cost of which is estimated to be $1,100,000 and is expected to be performed by the latter half of 2018.  The Company will also bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000, although management believes that the actual cost will be approximately $300,000 less than this amount.  The Company believes that it will be able to finance these costs through Elekta, the same entity through which the Company is leasing the gamma knife equipment.  With NYU’s commitment to purchase the equipment, provided that the Company fulfills its obligation to reload the cobalt as required under the new arrangement, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition at the end of the contract period. In recent years, services provided at NYU have represented over 90% of all the Company’s revenues.

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

During the year ended December 31, 2017, the Company received $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $24,000 in distributions.  Those repayments and distributions reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK. At December 31, 2017, NeuroPartners LLC and CGK had repaid all of the outstanding advances. For the six months ended June 30, 2018 and 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $65,000 and $69,000, respectively, but was not recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners, LLC and CGK Condensed Income Statement Information

	Six Months Ended June 30,
	2018	2017

Patient revenue	$510,000	$528,000

Net income	$227,000	$224,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$65,000	$69,000

	Three Months Ended June 30,
	2018	2017

Patient Revenue	$299,000	$252,000

Net income	$170,000	$100,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$52,000	$31,000

NeuroPartners, LLC and CGK Condensed Balance Sheet Information

	June 30, 2018	December 31, 2017

Current assets	$313,000	$165,000

Noncurrent assets	656,000	745,000

Total assets	$969,000	$910,000

Current liabilities	$286,000	$641,000

Noncurrent liabilities	651,000	464,000

Equity (deficit)	32,000	(195,000)

Total liabilities and equity	$969,000	$910,000

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

During 2011, Florida Oncology Partners, LLC entered into a seven-year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $0 at June 30, 2018, as the lease was fully repaid in May 2018, and $468,000 at December 31, 2017. Accordingly, the Company wrote off the liability associated with this guarantee during the three months ended June 30, 2018.

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over 7 years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was approximately $3,919,000 at June 30, 2018, and $4,100,000 at December 31, 2017. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral but has recorded a liability of $11,000 associated with this guarantee at June 30, 2018.

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

The Company’s recorded investment in FOP at June 30, 2018 and December 31, 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017. Amounts due from FOP included in due from related parties total $222,000 and $169,000 at June 30, 2018 and December 31, 2017 respectively. In addition, FOP owes $560,000 of principal and accrued interest to the Company under a promissory note, due on demand, bearing interest at 6% per anum entered into in October 2017. The Company made $52,000 of additional advances to FOP, and additional short term loans, totaling $257,000 during the six months ended June 30, 2018, to assist with the funding of operations of the radiation therapy center in Miami.

No equity in earnings have been recorded by the Company for the six months ended June 30, 2018, not withstanding FOP’s $109,000 of net income during that period, due to FOP’s deficit at June 30, 2018.

Due to loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP

FOP Condensed Income Statement Information

	Six Months Ended June 30,
	2018	2017

Patient revenue	$2,306,000	$-

Rental income	$890,000	$1,804,000

Net income	$109,000	$1,033,000

USNC's equity in earnings of FOP	$26,000	$250,000

	Three Months Ended June 30,
	2018	2017

Patient revenue	$1,706,000	$-

Rental income	$408,000	$791,000

Net income	$577,000	$414,000

USNC's equity in earnings of FOP	$139,000	$100,000

FOP  Condensed Balance Sheet Information

	June 30, 2018	December 31, 2017

Current assets	$1,525,000	$664,000

Noncurrent assets	17,522,000	18,961,000

Total assets	$19,047,000	$19,625,000

Current liabilities	$3,249,000	$3,228,000

Noncurrent liabilities	16,120,000	16,842,000

Deficit	(322,000)	(445,000)

Total liabilities and equity	$19,047,000	$19,625,000

FOPRE had no significant assets or liabilities at December 31, 2017 and no significant income and expenses for the three and six months ended June 30, 2017.

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

During the years ended December 31, 2017 and 2016, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company holds a 21.05% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2017 and June 30, 2018. The center operated by BOP opened in August 2012.

The Company’s recorded investment in BOPRE is $164,000 at June 30, 2018 and December 31, 2017.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,360,000 at June 30, 2018 and $2,417,000 at December 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2018	2017

Rental income	$-	$-

Net loss	$(4,000)	$-

USNC's equity in loss of BOPRE	$(1,000)	$-

	Three Months Ended June 30,
	2018	2017

Rental income	$-	$-

Net loss	$(4,000)	$-

USNC's equity in loss of BOPRE	$(1,000)	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2018	December 31, 2017

Current assets	$4,000	$17,000

Noncurrent assets	929,000	920,000

Total assets	$933,000	$937,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	933,000	937,000

Total liabilities and equity	$933,000	$937,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the six months ended June 30, 2018 and June 30, 2017, the Company’s equity in loss of MOP was $49,000 and $45,000 respectively, but was not recorded due to prior losses.

During the six months ended June 30, 2018 and June 30, 2017, the Company recorded $153,000 and $38,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to MOP, MOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of MOP, since it does not have the power to direct the operating activities that most significantly affect MOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Six Months Ended June 30,
	2018	2017

Patient revenue	$1,057,000	$539,000

Net loss	$(136,000)	$(126,000)

USNC's equity in loss in MOP	$(49,000)	$(45,000)

	Three Months Ended June 30,
	2018	2017

Patient revenue	$537,000	$309,000

Net loss	$(119,000)	$(81,000)

USNC's equity in loss in MOP	$(43,000)	$(29,000)

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2018	December 31, 2017

Current assets	$39,000	$41,000

Noncurrent assets	132,000	108,000

Total assets	$171,000	$149,000

Current liabilities	$852,000	$693,000

Noncurrent liabilities	-	-

Deficit	(681,000)	(544,000)

Total liabilities and equity	$171,000	$149,000

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

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company advanced $143,000 to CBOP during the year ended December 31, 2017, and further advanced $814,000 during the six months ended June 30, 2018, to assist with the funding of the build out and initial operations of the entity. The Company has absorbed its share of equity in losses of CBOP through June 30, 2018, totaling $181,000, against these advances, including losses of $37,000 recorded during 2018. The remaining advances have a carrying value of $776,000 at June 30, 2018.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of CBOP:

CBOP Condensed Consolidated Balance Sheet Information

Six Months Ended June 30, 2018

Patient revenue	$488,000

Net loss	$(501,000)

USNC's equity in loss in CBOP	$(121,000)

Three Months Ended June 30, 2018

Patient revenue	$376,000

Net loss	$(160,000)

USNC's equity in loss in CBOP	$(38,000)

CBOP Condensed Consolidated Balance Sheet Information

	June 30, 2018	December 31, 2017

Current assets	$283,000	$-

Noncurrent assets	-	-

Total assets	$283,000	$-

Current liabilities	$1,032,000	$248,000

Noncurrent liabilities	-	-

Deficit	(749,000)	(248,000)

Total liabilities and equity	$283,000	$-

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 56%, for the six months ended June 30, 2018 and 38% for the six months ended June 30, 2017.  The 2018 tax charge includes a $33,000 adjustment to the estimated effective state tax rate and $56,000 of permanent differences arising from the $190,000 of losses from investments in unconsolidated entities.  The Company recorded a tax charge of $179,000 for the six months ended June 30, 2018.

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

We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis and applied it to the Company's sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University, which is not within the scope of Topic 606, or from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner as compared to the method under prior revenue standards.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Patient revenue for the three months ended June 30, 2018 was $1,121,000 an increase of  33% compared to $840,000 the previous year. This increase in revenue was due to an increased number of procedures at NYU. The increased number of procedures did not change the estimated effective rate per procedure used to recognize revenue. Patient expenses for the three months ended June 30, 2018 were $378,000 an increase of 6% as compared to the $356,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to higher maintenance costs on the gamma knife equipment.

Selling, general and administrative expense of $388,000 for the second quarter of 2018 was 10% higher than the $354,000 incurred during the comparable period in 2017.  The increase in SG&A expenses was mostly due to higher accounting fees and insurance expenses in the second quarter of 2018 compared to the same period the previous year.

The Company incurred $28,000 of interest expense in the second quarter of 2018 and $36,000 in 2017 related to the capital lease, due to lower principal balances on the gamma knife and ICON unit leases.

During the three months ended June 30, 2018, the Company recognized an income tax charge of $93,000 compared to $87,000 during the same period in 2017 notwithstanding lower net income in the current year, due to an increased effective state tax rate and higher permanent differences, in particular, higher non-deductible losses from investments in unconsolidated entities.

For the three months ended June 30, 2018, the Company reported a net income of $77,000 as compared to a net income of $136,000 for the same period a year earlier. The decrease in net income is largely due to losses from investments in unconsolidated entities.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Patient revenue for the six months ended June 30, 2018 was $1,986,000, an increase of 9% compared to $1,824,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU. The increased number of procedures did not change the estimated effective rate per procedure used to recognize revenue. Patient expenses for the six months ended June 30, 2018 were $756,000, an increase of 4% as compared to $724,000 reported for the comparable period in the previous year. This increase in patient expenses was largely due to increased maintenance costs related to the gamma knife equipment.

Selling, general and administrative expenses of $666,000 for the first six months of 2018 was 3% higher than $649,000 incurred during the comparable period in 2017. The increase in SG&A expenses was mostly due to higher accounting fees during the current year.

The Company incurred $60,000 of interest expense in the first half of 2018 and $77,000 in 2017, related to the capital lease, due to lower principal balances on the gamma knife and ICON unit leases.

During the six months ended June 30, 2018, the Company recognized an income tax charge of $179,000 compared to $236,000 for the same period a year earlier, notwithstanding lower net income, and a reduced federal income tax rate, in the current year, due to an increased effective state tax rate and higher permanent differences, in particular, higher non-deductible losses from investments in unconsolidated entities.

For the six months ended June 30, 2018, the Company reported a net income of $139,000 compared to a net income of $379,000 for the same period a year earlier. The decrease in net income is largely due to losses from investments in unconsolidated entities.

Liquidity and Capital Resources

At June 30, 2018, the Company had working capital of $2,156,000 as compared to $2,372,000 at December 31, 2017.  Cash and cash equivalents at June 30, 2018 were $2,279,000 as compared to $2,684,000 at December 31, 2017.  The decrease in working capital primarily comprised higher deferred revenue, and income taxes payable at June 30, 2018 compared with December 31, 2017, partly offset by higher amounts due from related parties and a short term loan receivable balance. The higher deferred revenue was in turn mainly due to payments received from NYU for the future cobalt reload.

Net cash provided by operating activities for the six months ended June 30, 2018 was $1,324,000 as compared to $2,290,000 in the same period a year earlier. The decrease was primarily due to lower distributions received from unconsolidated entities, other working capital changes, and payments of income taxes payable. Accounts receivable decreased $243,000 for the six months ended June 30, 2018 as compared to a decrease of $654,000 in the six months ended June 30, 2017. The larger decrease in 2017 was due to a build up of accounts receivable at the end of 2016.

With respect to investing activities, the Company made $52,000 of additional advances and $257,000 of additional short term loans to FOP, and advanced $814,000 to CBOP during the six months ended June 30, 2018, to assist with their new business operations.  The Company also made $153,000 of advances to MOP, during the same period. Advances made during the six months ended June 30, 2017 comprised solely of working capital advances to MOP.

With respect to financing activities, the Company paid $453,000 towards its capital lease obligations during the second quarter of 2018, compared with $505,000  in 2017.

USN entered into a six year lease in the amount of $4.7 million for the purchase of the replacement Leksell PERFEXION gamma knife at the NYU Medical Center. The first payment of $78,000 was made on September 1, 2014, and the final payment is due on May 1, 2020.

In April 2016 USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of approximately $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company has obtained lease financing of approximately $900,000 at an interest rate of approximately 4.45% to finance the acquisition of the ICON technology and associated installation costs. The monthly lease payment is approximately $20,500 which commenced October 2016, with the final payment scheduled for September 2020. In September of 2017, the lease was finalized for an amount of $879,000 and the monthly payment was reduced to $20,200. A monthly maintenance agreement began August 2017 and is approximately $6,000 per month.

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

USN retains the obligation to reload the cobalt for the gamma knife at its expense, the cost of which is estimated to be $1,100,000 and is expected to be performed during the latter half of 2018.  The Company will also bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000, although management believes that the actual cost will be approximately $300,000 less than this amount.  The Company believes that it will be able to finance these costs through Elekta, the same entity through which the Company is leasing the gamma knife equipment.  With NYU’s commitment to purchase the equipment, provided that the Company fulfills its obligation to reload the cobalt as required under the new arrangement, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition at the end of the contract period.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2018: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018, management is in the process of developing plans to remediate the material weakness identified above.

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

101         Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 14, 2018	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant