Form 10-Q
period 2018-09-30
U.S. NeuroSurgical Holdings, Inc.
filed 2018-11-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐          No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2018 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,614,000	$2,684,000
Accounts receivable	359,000	767,000
Due from related parties	1,132,000	169,000
Short term loan receivable	575,000	299,000
Other current assets	174,000	67,000
Total current assets	3,854,000	3,986,000

Other assets:
Notes receivable	38,000	38,000
Investments in unconsolidated entities	173,000	164,000
Total other assets	211,000	202,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $3,391,000 in 2018 and $2,637,000 in 2017)	3,349,000	2,700,000
Leasehold improvements (net of accumulated amortization of $1,340,000 in 2018 and $1,111,000 in 2017)	798,000	1,027,000
Total property and equipment	4,147,000	3,727,000

TOTAL ASSETS	$8,212,000	$7,915,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$1,397,000	$972,000
Accounts payable and accrued expenses	109,000	208,000
Deferred revenue	675,000	370,000
Income taxes payable	616,000	64,000
Total current liabilities	2,797,000	1,614,000

Obligations under capital lease - net of current portion	1,353,000	1,666,000
Deferred tax liability	63,000	675,000
Guarantee liability	11,000	11,000
Asset retirement obligations	537,000	517,000
Total liabilities	4,761,000	4,483,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at September 30, 2018 and December 31, 2017.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings	273,000	254,000
Total stockholders' equity	3,451,000	3,432,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,212,000	$7,915,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2018	2017

Revenue	$803,000	$803,000

Costs and expenses:
Patient expenses	506,000	352,000
Selling, general and administrative	268,000	278,000

Total	774,000	630,000

Operating income	29,000	173,000

Interest expense	(25,000)	(40,000)
Interest income	46,000	-
Loss from investments in unconsolidated entities	(151,000)	(101,000)

(Loss) income before income taxes	(101,000)	32,000

Provision for income tax expense	(19,000)	(21,000)

Net (loss) income	$(120,000)	$11,000

Basic and diluted net (loss) income per share	$(0.02)	$0.00

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Revenue	$2,789,000	$2,627,000
	.
Costs and expenses:
Patient expenses	1,262,000	1,076,000
Selling, general and administrative	934,000	927,000

Total	2,196,000	2,003,000

Operating income	593,000	624,000

Interest expense	(85,000)	(117,000)
Interest income	50,000	-
(Loss) income from investments in unconsolidated entities	(341,000)	140,000

Income before income taxes	217,000	647,000

Provision for income tax expense	(198,000)	(257,000)

Net income	$19,000	$390,000

Basic and diluted net income per share	$0.00	$0.05

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$19,000	$390,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983,000	850,000
Loss (income) from investment in unconsolidated entities	341,000	(140,000)
Distributed earnings from unconsolidated entities	-	315,000
Accretion of asset retirement obligations	20,000	19,000
Deferred income taxes	(612,000)	(141,000)
Changes in:
Accounts receivable	408,000	784,000
Elekta refund due	-	12,000
Other current assets	(107,000)	(2,000)
Accounts payable and accrued expenses	(99,000)	111,000
Deferred revenue	305,000	(77,000)
Income taxes payable	552,000	400,000
Net cash provided by operating activities	1,810,000	2,521,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	-	53,000
Capital contributions to unconsolidated entities	(4,000)	(20,000)
Advances to unconsolidated entities	(1,309,000)	(116,000)
Advances made under short term loans	(276,000)	-
Purchase of gamma knife equipment	(570,000)	(46,000)
Increase in due from related parties	-	(15,000)
Net cash used in investing activities	(2,159,000)	(144,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(721,000)	(771,000)
Net cash used in financing activities	(721,000)	(771,000)

Net change in cash and cash equivalents	(1,070,000)	1,606,000
Cash and cash equivalents - beginning of period	2,684,000	1,962,000
Cash and cash equivalents - end of period	$1,614,000	$3,568,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$85,000	$117,000
Income Taxes	$254,000	$-
Supplemental disclosure of noncash investing and financing activities:
Purchase of gamma knife equipment included in capital lease obligations	$833,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. NeuroSurgical Holdings, Inc., opened its New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.  USN installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment which it had been leasing to NYU.  In connection with this upgrade, USN modified its arrangement with NYU to extend the term for 12 years from March 2009.

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

In July 2018 USN entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife equipment with a cost, including sales taxes, of approximately $925,000. This cobalt reload took place during the month of July 2018, and the gamma knife center reopened on August 6, 2018. At this time, the Company has obtained lease financing of approximately $833,000 at an interest rate of approximately 5.85% to partially finance the reload of the cobalt, and has paid the remaining balance directly to Elekta. In addition, the Company incurred costs to install the new cobalt totaling $478,000, which is paid directly to the contractor. When the final costs have been calculated and billed, they may be rolled into the lease. The current monthly lease payment for the reload is approximately $30,000.  Lease payments commenced October 2018, with the final payment scheduled for March 2021. As part of the agreement with NYU, including the commitment by NYU to purchase the equipment and the Company’s undertaking to reload the cobalt, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition.

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

During the year ended December 31, 2017, the Company received $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $24,000 in distributions.  Those repayments and distributions reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK. At December 31, 2017, NeuroPartners LLC and CGK had repaid all of the outstanding advances. For the nine months ended September 30, 2018 and 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $120,000 and $105,000, respectively, but only $5,000 in 2018 was recorded due to prior losses.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Nine Months Ended September 30,
	2018	2017

Patient revenue	$825,000	$782,000

Net income	$396,000	$356,000

USNC's equity in earnings of NeuroPartners LLC and CGK	$120,000	$105,000

	Three Months Ended September 30,
	2018	2017

Patient Revenue	$315,000	$254,000

Net income	$169,000	$132,000

USNC's equity in earnings of NeuroPartners LLC and CGK	$55,000	$36,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	September 30, 2018	December 31, 2017

Current assets	$439,000	$165,000

Noncurrent assets	620,000	745,000

Total assets	$1,059,000	$910,000

Current liabilities	$323,000	$641,000

Noncurrent liabilities	536,000	464,000

Equity (deficit)	200,000	(195,000)

Total liabilities and equity (deficit)	$1,059,000	$910,000

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

During 2011, Florida Oncology Partners, LLC entered into a seven-year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN is a guarantor jointly with most of the other members of FOP (except USNC, which is not a named guarantor).  The outstanding balance on the lease obligation was $0 at September 30, 2018, as the lease was fully repaid in May 2018, and $468,000 at December 31, 2017. Accordingly, the Company wrote off the liability associated with this guarantee during the three months ended June 30, 2018.

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over 7 years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was approximately $3,790,000 at September 30, 2018, and $4,100,000 at December 31, 2017. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral but has recorded a liability of $11,000 associated with this guarantee at September 30, 2018.

Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC, was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $163,200.

The Company’s recorded investment in FOP at September 30, 2018 and December 31, 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017. Amounts due from FOP included in due from related parties total $222,000 and $169,000 at September 30, 2018 and December 31, 2017 respectively. In addition, FOP owes $575,000 of principal and $20,000 of accrued interest to the Company under a promissory note, due on demand, bearing interest at 6% per anum entered into in October 2017. The Company made $52,000 of additional advances to FOP, and additional short term loans, totaling $276,000 during the nine months ended September 30, 2018, to assist with the funding of operations of the radiation therapy center in Miami.

No equity in earnings have been recorded by the Company for the nine months ended September 30, 2018, due to FOP’s deficit at September 30, 2018.

Due to loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP

FOP Condensed Income Statement Information

	Nine Months Ended September 30,
	2018	2017

Patient revenue	$2,369,000	$-

Rental income	$1,071,000	$2,148,000

Net (loss) income	$(1,277,000)	$856,000

USNC's equity in (loss) earnings of FOP	$(310,000)	$207,000

	Three Months Ended September 30,
	2018	2017

Patient revenue	$63,000	$-

Rental income	$181,000	$344,000

Net loss	$(1,386,000)	$(177,000)

USNC's equity in loss of FOP	$(336,000)	$(43,000)

FOP Condensed Balance Sheet Information

	September 30, 2018	December 31, 2017

Current assets	$557,000	$664,000

Noncurrent assets	17,046,000	18,961,000

Total assets	$17,603,000	$19,625,000

Current liabilities	$3,577,000	$3,228,000

Noncurrent liabilities	15,748,000	16,842,000

Deficit	(1,722,000)	(445,000)

Total liabilities and equity	$17,603,000	$19,625,000

FOPRE had no significant assets or liabilities at December 31, 2017 and no significant income and expenses for the three and nine months ended September 30, 2017.

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

In January 2012, an additional investor purchased 50% of BOP reducing the Company’s ownership to 11.25%.  The remaining 88.75% was owned by other outside investors.  In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP. Then the members of BOPRE sold 31.5% of their interests in BOPRE to a new investor, and USNC’s investment in BOPRE was reduced to 15.4%.

During the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2017 and September 30, 2018. The center operated by BOP opened in August 2012.

The Company’s recorded investment in BOPRE is $168,000 and $164,000 at September 30, 2018 and December 31, 2017, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,332,000 at September 30, 2018 and $2,417,000 at December 31, 2017.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended September 30,
	2018	2017

Rental income	$-	$-

Net loss	$(4,000)	$(7,000)

USNC's equity in loss of BOPRE	$(1,000)	$(1,000)

	Three Months Ended September 30,
	2018	2017

Rental income	$-	$-

Net loss	$-	$(7,000)

USNC's equity in loss of BOPRE	$-	$(1,000)

BOPRE Condensed Balance Sheet Information

	September 30, 2018	December 31, 2017

Current assets	$18,000	$17,000

Noncurrent assets	935,000	920,000

Total assets	$953,000	$937,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	953,000	937,000

Total liabilities and equity	$953,000	$937,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the nine months ended September 30, 2018 and September 30, 2017, the Company’s equity in loss of MOP was $51,000 and $59,000 respectively, but was not recorded due to prior losses.

During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded $209,000 and $120,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to MOP, MOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of MOP, since it does not have the power to direct the operating activities that most significantly affect MOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Nine Months Ended September 30,
	2018	2017

Patient revenue	$1,639,000	$789,000

Other income	$-	$84,000

Net loss	$(144,000)	$(164,000)

USNC's equity in loss in MOP	$(51,000)	$(59,000)

	Three Months Ended September 30,
	2018	2017

Patient revenue	$582,000	$250,000

Other income	$-	$84,000

Net loss	$(8,000)	$(38,000)

USNC's equity in loss in MOP	$(2,000)	$(14,000)

MOP Condensed Consolidated Balance Sheet Information

	September 30, 2018	December 31, 2017

Current assets	$92,000	$41,000

Noncurrent assets	126,000	108,000

Total assets	$218,000	$149,000

Current liabilities	$907,000	$693,000

Noncurrent liabilities	-	-

Deficit	(689,000)	(544,000)

Total liabilities and equity	$218,000	$149,000

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

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company advanced $143,000 to CBOP during the year ended December 31, 2017, and further advanced $1,048,000 during the nine months ended September 30, 2018, to assist with the funding of the build out and initial operations of the entity. The Company has absorbed its share of equity in losses of CBOP through September 30, 2018, totaling $282,000, against these advances, including losses of $137,000 recorded during the third quarter of 2018. The remaining advances have a carrying value of $912,000 at September 30, 2018.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of CBOP:
CBOP Condensed Income Statement Information

Nine Months Ended September 30,

Patient revenue	$828,000

Net loss	$(765,000)

USNC's equity in loss in CBOP	$(185,000)

Three Months Ended September 30,

Patient revenue	$340,000

Net loss	$(264,000)

USNC's equity in loss in CBOP	$(64,000)

CBOP Condensed Balance Sheet Information

	September 30, 2018	December 31, 2017

Current assets	$276,000	$-

Noncurrent assets	-	-

Total assets	$276,000	$-

Current liabilities	$1,289,000	$248,000

Noncurrent liabilities	-	-

Deficit	(1,013,000)	(248,000)

Total liabilities and equity	$276,000	$-

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 91%, for the nine months ended September 30, 2018 and 40% for the nine months ended September 30, 2017.  The 2018 tax charge includes a $33,000 adjustment to the estimated effective state tax rate and $101,000 of permanent differences arising from the $341,000 of losses from investments in unconsolidated entities.  The Company recorded a tax charge of $198,000 for the nine months ended September 30, 2018.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Patient revenue for the three months ended September 30, 2018 and September 30, 2017 was $803,000. Patient expenses for the three months ended September 30, 2018 were $506,000 an increase of 44% as compared to the $352,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to the cobalt reload and its associated depreciation expense totaling $128,000 for the three months ended September 30, 2018.

Selling, general and administrative expense of $268,000 for the third quarter of 2018 was 4% lower than the $278,000 incurred during the comparable period in 2017, due to lower rent, insurance, and legal costs.

The Company incurred $25,000 of interest expense in the third quarter of 2018 and $40,000 in 2017 related to the capital lease, due to lower principal balances on the gamma knife and ICON unit leases, notwithstanding the $833,000 of new capital lease obligations incurred during the three months ended September 30, 2018, to partly finance the cobalt reload.

During the three months ended September 30, 2018 and 2017, the Company recognized an income tax charge of $19,000 notwithstanding lower net income in the current year, due to an increased effective state tax rate and higher permanent differences, in particular, higher non-deductible losses from investments in unconsolidated entities.

For the three months ended September 30, 2018, the Company reported a net loss of $120,000 as compared to a net income of $11,000 for the same period a year earlier. The decrease in net income is largely due to increased patient expenses and losses from investments in unconsolidated entities, partly offset by the interest income earned on amounts due from related parties and the short term loans receivable.

Nine months ended September 30, 2018 Compared to Nine months ended September 30, 2017

Patient revenue for the nine months ended September 30, 2018 was $2,789,000, an increase of 6% compared to $2,627,000 the previous year. This increase in revenue was largely due to an increased number of procedures at NYU. The increased number of procedures did not change the estimated effective rate per procedure used to recognize revenue. Patient expenses for the nine months ended September 30, 2018 were $1,262,000, an increase of 17% as compared to $1,076,000 reported for the comparable period in the previous year. This increase in patient expenses was primarily due to the cobalt reload and its associated depreciation expense, totaling $128,000 for the nine months ended September 30, 2018, and increased maintenance costs related to the gamma knife equimpment.

Selling, general and administrative expenses of $934,000 for the first nine months of 2018 was 1% higher than $927,000 incurred during the comparable period in 2017.

The Company incurred $85,000 of interest expense in the first nine months of 2018 and $117,000 in 2017, related to the capital leases, due to lower principal balances on the gamma knife and ICON unit leases.

During the nine months ended September 30, 2018, the Company recognized an income tax charge of $198,000 compared to $257,000 for the same period a year earlier, notwithstanding lower net income, and a reduced federal income tax rate, in the current year, due to an increased effective state tax rate and higher permanent differences, in particular, higher non-deductible losses from investments in unconsolidated entities.

For the nine months ended September 30, 2018, the Company reported a net income of $19,000 compared to a net income of $390,000 for the same period a year earlier. The decrease in net income is largely due to losses from investments in unconsolidated entities.

Liquidity and Capital Resources

At September 30, 2018, the Company had working capital of $1,057,000 as compared to $2,372,000 at December 31, 2017.  Cash and cash equivalents at September 30, 2018 were $1,614,000 as compared to $2,684,000 at December 31, 2017.  The decrease in working capital is primarily comprised of higher deferred revenue, income taxes payable and the current portion of capital lease obligations, and lower cash and accounts receivable balances, at September 30, 2018 compared with December 31, 2017, partly offset by higher amounts due from related parties and a short term loan receivable balance.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $1,810,000 as compared to $2,521,000 in the same period a year earlier. The decrease was primarily due to lower net income and distributions received from unconsolidated entities and other working capital changes, including higher deferred income taxes, partly offset by payments from NYU included in deferred revenue. Accounts receivable decreased $408,000 for the nine months ended September 30, 2018 as compared to a decrease of $784,000 in the nine months ended September 30, 2017. The larger decrease in 2017 was due to a build up of accounts receivable at the end of 2016.

With respect to investing activities, the Company made $1,309,000 of advances to FOP, CBOP, and MOP to assist with new business operations and working capital requirements, as well as $276,000 of additional short term loans to FOP.  The Company also invested $570,000 in gamma knife equipment improvements, specifically the cobalt reload. Advances of $116,000 made during the nine months ended September 30, 2017 was comprised primarily of working capital advances to MOP.

With respect to financing activities, the Company paid $721,000 towards its capital lease obligations during the nine months ended September 30, 2018, compared with $771,000  in 2017.

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

In July 2018 USN entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife equipment with a cost, including sales taxes, of approximately $925,000. This cobalt reload took place during the month of July 2018, and the gamma knife center reopened on August 6, 2018. At this time, the Company has obtained lease financing of approximately $833,000 at an interest rate of approximately 5.85% to partially finance the reload of the cobalt, and has paid the remaining balance directly to Elekta. In addition, the Company incurred costs to install the new cobalt totaling $478,000, which is paid directly to the contractor. When the final costs have been calculated and billed, they may be rolled into the lease. The current monthly lease payment for the reload is approximately $30,000.  Lease payments commenced October 2018, with the final payment scheduled for March 2021. As part of the agreement with NYU, including the commitment by NYU to purchase the equipment and the Company’s undertaking to reload the cobalt, the Company will be relieved of its obligation to close and restore the NYU facility to its original condition.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2018: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018, management is in the process of developing plans to remediate the material weakness identified above.

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

101         Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: November 14, 2018	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant