Form 10-K
period 2018-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2019-04-11
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐     No  ☒

As of June 30, 2018, the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $1,338,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of April 6, 2019, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2018

PART I

Item 1.	Business.

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.

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

General

The Company and its predecessors have owned and operated stereotactic radiosurgery centers, utilizing gamma knife technology since 1993. The Company currently holds an interest in and operates one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company, through its noncontrolling interest in Corona Gamma Knife, LLC, participated in the opening of a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital (“SARH”) in Upland, California.

Management continues to explore opportunities to organize and participate in additional gamma knife centers.  The Company’s business strategy is to provide cost-effective approaches that allow hospitals, physicians, and patients access to gamma knife treatment capability, a high capital cost item.  The Company provides the gamma knife to medical facilities on a “cost per treatment” basis.  The Company’s business model is to own, or hold an interest in, the gamma knife units, and charge the medical facility, where the unit is housed and maintained, based on utilization. During 2018, the Company’s arrangement with its only customer met the criteria for classification as a sales type lease, and the Company was deemed to have sold its sole gamma knife.

During the fourth quarter of 2007, the Company formed a new wholly owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC.  Those business units were formed to develop and manage the gamma knife center at SARH.

The Company’s principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the gamma knife.  As it has with the NYU and SARH gamma knife centers, if circumstances support the opening of additional centers, the Company would seek, through the formation of  a joint venture,  cooperative ventures with these facilities.

The Company estimates that, as of December 31, 2018, there were approximately 120 gamma knife treatment centers in the U.S.

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell this center to 21st Century Oncology in December of 2015.  The recognition of the sale had not occurred as of December 31, 2018.

In 2015, Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”) USNC was not initially a member of MOP as it was legally not able to participate due to the fact that USNC was not a physician. Paperwork was filed for a waiver and on December 22, 2016, USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP.

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

The Company, through its noncontrolling interest in joint ventures, is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement (“NYU Agreement”).  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April, 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021, at which time the NYU contract ends and title to the gamma knife will transfer to NYU.

The Company is responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility and earns income for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.

The Company entered into a six year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The lease payments commenced in September 2014 and end in May 2020. The Company entered into a second two year lease in the amount of $250,000 for the cost of the construction required at the relocated site. The lease ended in 2016.

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 592 patients treated during the year ended December 31, 2018, whereas in the prior year there were 557 patients treated at the facility. Total revenue in 2018 from NYU was $3,424,000 as opposed to total revenue of $3,414,000 in 2017.

In 2016, the Company entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company entered into a four-year lease for $879,000 to finance the acquisition of the ICON technology and associated installation costs. A monthly maintenance agreement commenced a year after the installation date for $6,000 per month. The two parties also agreed for USN to receive a fixed monthly payment of $30,000 for the remaining term of the agreement through March 2021.

In September 2017, the Company and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, with 41 monthly installments of $50,000 from October 2017 through February 2021, and a final payment of $350,000 on March 31, 2021.  Previously, the NYU agreement ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the appraised value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

With the September 2017 amendment, the Company became obligated to reload the cobalt for the gamma knife at its own expense and bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000.  In July 2018, the Company entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife equipment with a cost, including sales taxes, of $925,000. This cobalt reload occurred in July 2018, and the gamma knife center reopened on August 6, 2018. The Company obtained lease financing of $833,000 to partially finance the reload of the cobalt, and paid the remaining balance directly to Elekta. In addition, the Company incurred costs of $578,000 to install the new cobalt to be paid directly to the contractor. All cobalt related costs were finalized by October 1, 2018, and totaled $1,503,000. As a result of the Company satisfying its obligation to reload the cobalt, the agreement with NYU met the criteria to be classified as a sales type lease. In addition, the Company is now no longer obligated to restore the NYU facility to its original condition. Accordingly, all related assets and the asset retirement obligation were derecognized effective October 1, 2018.

The Southern California Regional Gamma Knife Center

During 2007, the Company, through a noncontrolling interest in joint ventures,  managed the formation of the Southern California Regional Gamma Knife Center at SARH in Upland, California.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leases the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

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

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company, through its joint ventures, has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

During the years ended December 31, 2018 and 2017, the Company received $0 and $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $60,000 and $24,000 in distributions, respectively.  Those repayments reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as earnings from investments in unconsolidated entities for the year ended December 31, 2017.  At December 31, 2017, NeuroPartners LLC and CGK have repaid all of the outstanding advances. For the years ended December 31, 2018 and 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $181,000 and $151,000, respectively, but only $80,000 and $0 for the years ended December 31, 2018 and 2017, respectively, was recorded due to prior losses and distributions. At December 31, 2018, amounts due from related parties includes $20,000 of distributions receivable from CGK.

Future Gamma Knife Centers

The Company is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During 2010, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT and IGRT capabilities.  In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

During 2011, FOP entered into a seven-year capital lease with Key Bank for $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN was a guarantor jointly with most of the other members of FOP.  The guarantee was eliminated upon repayment of the outstanding lease balance in May 2018. At December 31, 2017, the lease balance was $468,000.

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them and, accordingly, no value has been recorded for these shares at December 31, 2018.  FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,660,000 at December 31, 2018, and $4,100,000 at December 31, 2017. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral.  Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

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

The Company’s recorded investment in FOP at December 31, 2018 and 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017 and losses incurred in 2018. The Company’s equity in earnings from FOP was $132,000 for the year ended December 31, 2017. No equity in earnings has been recorded by the Company for the year ended December 31, 2018, due to FOP’s deficit at December 31, 2018.

Amounts due from FOP included in due from related parties total $223,000 and $169,000 at December 31, 2018 and, 2017 respectively. In addition, in October 2017, FOP entered into a promissory note payable agreement with the Company. Under this facility, borrowings accrue at 6% per annum. At December 31, 2018, FOP owes $735,000 of principal and $30,000 of accrued interest to the Company. During 2018, the Company provided an allowance of $218,000 against the promissory note receivable, reducing its carrying amount to $517,000 at December 31, 2018. This impairment charge has been included in loss from investments in unconsolidated entities for 2018. There was no corresponding expense in 2017. At December 31, 2017, FOP owed $299,000 under the promissory note, and $2,000 of accrued interest, to the Company. The $436,000 in additional loans during 2018 assisted with the funding of operations of the radiation therapy center in Miami.

Because of loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2018. The Company held a 21.05% interest in BOPRE at December 31, 2017. The Company’s recorded investment in BOPRE is $168,000 and $164,000 at December 31, 2018 and 2017, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,303,000 and $2,417,000  at December 31, 2018 and 2017, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

Medical Oncology Partners

In April 2015 MOP, was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in UOMA. USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the years ended December 31, 2018 and 2017, the Company’s equity in loss of MOP was $101,000 and $97,000 respectively but was not recorded due to prior losses.

During the years ended December 31, 2018 and 2017, the Company recorded $245,000 and $223,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to MOP and UOMA, MOP and UOMA are considered to be  variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of MOP or UOMA, since it does not have the power to direct the operating activities that most significantly affect MOP’s or UOMA’s economic performance, the entities are not consolidated, but certain disclosures are provided herein.

CB Oncology Partners

CBOP was organized September 1, 2017 to acquire the rights of the new center from FOP.  USNC has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company advanced $143,000 to CBOP during the year ended December 31, 2017, and further advanced $1,258,000 during the year ended December 31, 2018, to assist with the funding of the build out and initial operations of the entity. The Company has recorded an allowance against these receivables at December 31, 2018, totaling, $503,000, primarily comprising its share of equity in losses to date. The remaining advances have a carrying value of $898,000 at December 31, 2018.

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

Strategy for Participation in Cancer Treatment

As a result of the Company’s experiences over the past few years, the Company, through unconsolidated joint ventures, has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, through unconsolidated joint ventures, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize LINACs to treat cancers in the whole body.  The Company also continues to evaluate opportunities to develop additional gamma knife facilities.  FOP, BOP and the Southern California Regional Gamma Knife Center typify this new strategy.

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

Competition

The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future gamma knife or other types of cancer treatment centers.  There are other companies that provide gamma knife or other types of cancer treatment on a “cost per treatment basis”.  In addition, larger hospitals may be expected to maintain a gamma knife as well as competing technologies as part of their regular inpatient services, which could have the effect of reducing the number of gamma knife procedures performed at such facility.  Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times.  The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own treatment centers.

Gamma Knife Financing

The gamma knife is an expensive piece of equipment, presently costing from $3.0 to $4.5 million, depending on features.  Therefore, the Company’s development of new gamma knife centers is dependent on its ability to secure favorable financing.  In addition, after a number of years of use, the radioactive cobalt contained in the gamma knife requires replacement.  This is also an expensive process.  For example, the cobalt for the Company’s current gamma knife in the NYU facility was reloaded in July 2018 and the costs were approximately $1,500,000.

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

New Technology/Possible Obsolescence

Gamma knife technology may be subject to technological change.  Consequently, the Company will have to rely on the leading gamma knife’s manufacturer, Elekta, to introduce improvements or upgrades in order to keep pace with technological change.  Any such improvements or upgrades which the Company may be required to introduce will require additional financing.  In addition, newly developed techniques and devices for performing brain surgery may render the gamma knife less competitive or obsolete.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  Substantially all of the Company’s revenue for 2018 and 2017 resulted from patients treated at this facility. The Company’s lease with NYU ends in March 2021, and it has agreed to sell its gamma knife to NYU at the end of the lease term. Effective October 1, 2018 the Company’s arrangement with NYU met the criteria to be classified as a sales type lease, resulting in the derecognition of the gamma knife and related assets and obligations.

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

The Company’s base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $42,000 per year.  The Company occupies about 3,800 square feet at the NYU Medical Center in New York, New York.  Pursuant to the facility agreements with NYU, the Company is not required to pay separate rent for the premises occupied by its gamma knife center.  This arrangement will continue through March 2021, notwithstanding the derecognition of the gamma knife and related assets, effective October 1, 2018, as the Company continues to earn contingent lease income from NYU on a per procedure basis through March 31, 2021.

Item 3.	Legal Proceedings.

The Company is subject to lawsuits, investigations and potential claims arising out of the ordinary conduct of its business.  The Company is not currently involved in any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the over-the-counter market and quoted on the OTC Pink marketplace.

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2017 through December 31, 2018.

Period	High Close	Low Close

January 1 – March 31, 2017	.36	.22
April 1 - June 30, 2017	.58	.25
July 1 – September 30, 2017	.50	.38
October 1 – December 31, 2017	.48	.32

January 1 – March 31, 2018	.36	.30
April 1 - June 30, 2018	.38	.30
July 1 – September 30, 2018	.34	.25
October 1 – December 31, 2018	.31	.20

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 6, 2019, there were approximately 66 holders of record of the Company’s Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2018, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2018 Compared to 2017

Patient revenue in 2018 was $3,424,000 as compared to $3,414,000 in 2017. The small increase in revenue is primarily due to higher patient volume in 2018.

Patient expenses in 2018 were $1,341,000  as compared to $1,467,000 in 2017. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation and amortization, maintenance and other fixed expenses. Maintenance expenses, over extended periods of time, tend to increase with higher usage rates. The decrease experienced in 2018 over 2017 was due to a decrease in depreciation and amortization expense, partly offset by higher maintenance expenses. When the NYU agreement was reclassified to be a sublease on October 1, 2018, the cost or carrying amount of the leased property was netted against the gross investment in the sublease. As a result, depreciation and amortization expense did not occur after October 1, 2018.

SG&A increased 2% from $1,259,000 in 2017 to $1,289,000 in 2018.  This increase in SG&A resulted from increased fees due to filing requirements, mainly audit and electronic filing, partly offset by lower insurance costs in 2018. Interest expense decreased to $113,000 in 2018 from $153,000 in 2017, due mainly to lower principal amounts outstanding in 2018.  Loss from investments in unconsolidated entities increased from $101,000 in 2017 to $743,000 in 2018, primarily due to allowances recorded against advances to FOP, MOP, and CBOP.  The Company reported a net loss of $421,000 as compared to a net income of $538,000 in the prior year, primarily as a result of a one time charge against income of $663,000 relating to the reclassification of the NYU agreement as a sales type lease.  The Company incurred an income tax benefit $192,000 in 2018 as compared to $97,000 in 2017.

Liquidity and capital resources

At December 31, 2018, the Company had working capital of $2,180,000 as compared to $2,073,000 at December 31, 2017. Total assets decreased by $1,710,000 from 2017 to 2018 principally due to depreciation and amortization and the reclassification of the carrying costs related to the gamma knife equipment and leasehold improvements into an investment in sublease. Cash and cash equivalents at December 31, 2018 were $1,519,000 as compared to $2,684,000 at December 31, 2017.

Net cash provided by operating activities was $2,288,000 in 2018 as compared to $2,348,000 in 2017.  Net cash used in financing activities was $1,084,000 in 2018 as compared to $1,031,000 in 2017.  Depreciation and amortization was $983,000 in 2018 as compared to $1,135,000 in 2017.

For the year ended December 31, 2018, net cash used in investing activities was $2,369,000 as compared to $595,000 in 2017, primarily due to $1,993,000 of advances to unconsolidated entities, including advances under loans, compared with $593,000 of advances made in 2017. The Company incurred $1,503,000 of fixed asset additions during 2018, of which $833,000 was financed through a capital lease, $100,000 is included in accrued expenses at December 31, 2018, and $570,000 was paid in cash. In 2017, the Company paid $46,000 for fixed asset additions.

Off-balance sheet arrangements

None

Critical accounting policies

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Revenue Recognition

Prior to October 2018, the Company’s NYU Agreement primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company received a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provided only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognized the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee were considered deferred revenue.  At the end of each reporting period, the Company reviewed its estimated revenue for the contract year and adjusted revenue for any material changes in the estimate.  At the end of the contract year, the revenue was adjusted to the actual amount received.

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. This agreement required USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs NYU incurred due to the cobalt reload. Payments received before USN satisfied its obligations to reload the cobalt and pay these costs were recorded as deferred revenue.

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period.  Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. The MLPs include fixed monthly payments of $50,000 through February 2021, and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021.  The present value of these MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018.  The patient revenue under the tiered schedule continues to be considered contingent income and is recognized on a systematic basis using an average fee per procedure.

NYU Maintenance Revenue

The NYU agreement, which ends in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine. USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 and $264,000 for 2018 and 2017, respectively and was recognized ratably over each year. For the remaining term of the NYU agreement, the Company expects to recognize $316,000 of maintenance revenue ratably per annum.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The estimated present value of the asset retirement obligation was $517,000 at December 31, 2017. The obligation was derecognized when the NYU agreement was recharacterized as a sales type lease.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2018: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	74	President & Chairman of the Board

William F. Leimkuhler	67	Director

Charles H. Merriman, III	84	Director

Susan Greenwald	73	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2018, the Board of Directors held one meeting,  which was attended by all incumbent directors.  In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2018, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2018, 2017, and 2016 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2018	$300,000
President & Chairman	2017	$300,000
of the Board	2016	$300,000

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

Director Compensation

During 2018, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 6, 2019, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2018, and 2017, the Company paid $137,000 and $109,000, respectively, to Aronson, LLC for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2018 and 2017, the Company did not pay or accrue any amounts for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2018 and 2017, the Company paid $39,000 and $27,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2018 and 2017, the Company did not pay or accrue any amounts for these services.

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

Dated: April 11, 2019

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2019	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 11, 2019	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 11, 2019	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Rockville, Maryland
April 11, 2019

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1,519,000	$2,684,000
Accounts receivable	318,000	767,000
Due from related parties	1,141,000	169,000
Investment in sublease - current	828,000	-
Income taxes receivable	101,000	-
Other current assets	154,000	67,000
Total current assets	4,061,000	3,687,000

Other assets:
Notes receivable	38,000	38,000
Term loan receivable-related parties	517,000	299,000
Investment in sublease - net of current portion	1,421,000	-
Investments in unconsolidated entities	168,000	164,000
Total other assets	2,144,000	501,000

Property and equipment:
Gamma knife (net of accumulated depreciation of $2,637,000 in 2017)	-	2,700,000
Leasehold improvements (net of accumulated amortization of $1,111,000 in 2017)	-	1,027,000
Total property and equipment	-	3,727,000

TOTAL ASSETS	$6,205,000	$7,915,000

LIABILITIES
Current liabilities:
Obligations under capital lease - current portion	$1,399,000	$972,000
Accounts payable and accrued expenses	227,000	208,000
Deferred revenue	255,000	370,000
Income taxes payable	-	64,000
Total current liabilities	1,881,000	1,614,000

Obligations under capital lease - net of current portion	988,000	1,666,000
Deferred tax liability	314,000	675,000
Guarantee liability	11,000	11,000
Asset retirement obligations	-	517,000
Total liabilities	3,194,000	4,483,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at December 31, 2018 and 2017.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
(Accumulated deficit) retained earnings	(167,000)	254,000
Total stockholders’ equity	3,011,000	3,432,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,205,000	$7,915,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenue	$3,424,000	$3,414,000

Costs and expenses:
Patient expenses	1,341,000	1,467,000
Selling, general and administrative	1,289,000	1,259,000
Loss on derecognition of gamma knife and related assets	663,000	-

Total	3,293,000	2,726,000

Operating income	131,000	688,000

Interest expense	(113,000)	(153,000)
Interest income	112,000	7,000
Loss from investments in unconsolidated entities, net	(743,000)	(101,000)

(Loss) income before income taxes	(613,000)	441,000

Income tax benefit	192,000	97,000

Net (loss) income	$(421,000)	$538,000

Basic and diluted net (loss) income per share	$(0.05)	$0.07

Weighted average common shares outstanding	7,792,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance - December 31, 2016	7,792,185	$78,000	$3,100,000	$(284,000)	$2,894,000

Net income for the year ended December 31, 2017	-	-	-	538,000	538,000

Balance - December 31, 2017	7,792,185	$78,000	$3,100,000	$254,000	$3,432,000

Net loss for the year ended December 31, 2018	-	-	-	(421,000)	(421,000)

Balance - December 31, 2018	7,792,185	$78,000	$3,100,000	$(167,000)	$3,011,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(421,000)	$538,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	983,000	1,135,000
Loss from investments in unconsolidated entities, net	743,000	101,000
Distributed earnings from unconsolidated entities	60,000	274,000
Loss on derecognition of gamma knife and related assets	663,000	-
Accrued interest from notes receivable	-	(4,000)
Accretion of asset retirement obligations	20,000	26,000
Deferred income taxes	(361,000)	(161,000)
Changes in:
Accounts receivable	449,000	124,000
Elekta refund due	-	12,000
Income taxes receivable/payable	(165,000)	64,000
Other current assets	(87,000)	4,000
Accounts payable and accrued expenses	(81,000)	122,000
Deferred revenue	485,000	113,000
Net cash provided by operating activities	2,288,000	2,348,000

Cash flows from investing activities:
Repayment of amounts advanced to unconsolidated entities	-	64,000
Advances to unconsolidated entities	(1,557,000)	(593,000)
Advances made under loans to unconsolidated entities	(436,000)	-
Purchase of gamma knife equipment	(570,000)	(46,000)
Investments in unconsolidated entities	(4,000)	(20,000)
Principal payments received under sales type lease	198,000	-
Net cash used in investing activities	(2,369,000)	(595,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(1,084,000)	(1,031,000)
Net cash used in financing activities	(1,084,000)	(1,031,000)

Net change in cash and cash equivalents	(1,165,000)	722,000
Cash and cash equivalents - beginning of year	2,684,000	1,962,000
Cash and cash equivalents - end of year	$1,519,000	$2,684,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$122,000	$143,000
Income tax	$339,000	$-
Supplemental disclosure of noncash investing and financing activities:

Increase in gamma knife equipment through a capital lease obligation	$833,000	$-
Distribution from unconsolidated entity recorded as short term loan receivable	$-	$295,000
Distributions accrued from unconsolidated entities	$20,000	$-
Fixed asset additions included in accrued expenses	$100,000	$-

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc.

U.S. NeuroSurgical, Inc. a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers, utilizing the gamma knife technology.  USN holds an interest in one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a “cost per treatment” basis.  USN holds an interest in the gamma knife unit and is reimbursed by the facility where it is housed, based on utilization.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell the center to 21st Century Oncology in December 2015. The sale had not occurred as of December 31, 2018. (See Note C[2])

During 2011, the Company participated in the formation of Boca Oncology Partners RE, LLC (“BOPRE”), for the purpose of acquiring an interest in Boca West, IMP, LLC, (“Boca West, IMP”) which owns a medical office building. (See Note C[3]).

In 2015, Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of its formation, as it was not able to participate in MOP’s formation due to the fact that USNC was not a physician. An application was filed for a waiver and on December 22, 2016, USNC was cleared to become a part owner of MOP. USNC currently owns 35.83% of MOP. (See Note C[4])

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.  However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC (“CBOP”) was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP. USNC owns a 24% interest in CBOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017 for a ten-year initial term, and up to three additional terms of five years each.

The Company, through the formation of noncontrolling interests in unconsolidated joint ventures, is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, USN, USNC and U.S. NeuroSurgical Physics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

[2]	Revenue recognition:

In May 2014 and in subsequent updates, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) to clarify the principles for recognizing revenue. Topic 606 replaced Topic 605, which was the revenue recognition standard in effect through December 31, 2017. Topic 606 amended existing revenue recognition guidance and required more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted Topic 606 on January 1, 2018, using the modified retrospective basis and applied it to the Company’s sole contract with NYU at the date of adoption. The adoption of Topic 606 did not result in any significant changes to our historic revenue accounting. Our revenue is primarily generated from a leasing arrangement with New York University, which is not within the scope of Topic 606, and from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner to the prior revenue standard. No cumulative change to retained earnings was required upon adoption of Topic 606.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

As discussed below, following the adoption of Topic 606, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 840, Leases (which addresses lease accounting). We will adopt ASC Topic 842, Leases  which will replace Topic 840, on January 1, 2019. We have concluded that no significant changes are expected to our revenue accounting upon adoption of Topic 842 (see significant account policies, item 18, for further discussion).

Under Topic 606, the core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

The discussion below addresses our primary types of revenue as categorized by the applicable accounting standards.

NYU Lease revenue:
Prior to October 2018, the Company’s Gamma Knife Neuroradiosurgery Equipment Agreement with NYU (“NYU Agreement”) primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company received a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provided only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognized the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee were considered deferred revenue.  At the end of each reporting period, the Company reviewed its estimated revenue for the contract year and adjusted revenue for any material changes in the estimate.  At the end of the contract year, the revenue was adjusted to the actual amount received.

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center passed to NYU. This agreement required USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs NYU incurred due to the cobalt reload. Payments received before USN satisfied its obligations to reload the cobalt and pay these costs were recorded as deferred revenue.

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was re-evaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period. Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. These MLPs include fixed monthly payments of $50,000 through February 2021 and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021. The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. . The patient revenue under the tiered schedule continues to be considered contingent income under the sales type lease and is recognized on a systematic basis using an average fee per procedure.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NYU Maintenance Revenue:

The NYU agreement, which ends in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine.  USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 and $264,000 for 2018 and 2017, respectively, and was recognized ratably over each year. For the remaining term of the NYU agreement, the Company expects to recognize $316,000 of maintenance revenue ratably per annum.

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable

Accounts receivable only include amounts owed to the Company from the NYU Agreement.  The Company considers these accounts receivable to be collectible at December 31, 2018 and 2017. The Company continuously monitors its relationship with NYU and would provide a charge to income, if necessary, to absorb any expected losses.

[5]	Investments in unconsolidated entities:

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which in part requires entities to assess whether distributions of cash from unconsolidated entities represent a return on the investment or a return of the investment, to appropriately classify the distributions in the statement of cash flows. Although the ASU is effective in the first quarter of 2018, we early adopted the guidance in the first quarter of 2017 due to the ongoing applicability of the new standard to the Company’s consolidated financial statements. We made an accounting policy election to use the cumulative earnings approach to determine that the distributions were returns on the investment and accordingly classified them as operating cash flows. Under the cumulative earnings approach, distributions received from the unconsolidated entity are presumed to be a return on the investment unless the distributions received by the investor, less distributions received in prior periods that were deemed to be returns of investment, exceed cumulative equity in earnings recognized by the investor.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[6]	Long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[7]	Depreciation and amortization:

Up until the determination that the Company’s arrangement with NYU is a sales type lease, effective October 1, 2018, the Company’s gamma knife was  depreciated on the straight-line method over an estimated useful life of 7 years.  Leasehold improvements were also amortized on the straight-line method over 7 years, which is the shorter of the useful life, or the life of the NYU Agreement.  Office furniture and computers are being depreciated on the straight-line method over their estimated useful lives ranging from 3 to 7 years.

[8]	Asset retirement obligations:

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

[9]	Capital lease obligations:

Capital lease obligations are amortized ratably over the original term of the lease agreement, beginning with the earlier of the date the leased assets are placed in service or the effective date of the lease as defined in the lease agreement.

[10]	Guarantees:

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

[11]	Income taxes:

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2018 and 2017. Tax years from January 1, 2015 to the current year remain open for examination by federal and state tax authorities.

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

[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2018 and 2017, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2018 and 2017.

[14]	Estimates and assumptions:

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

[15]	Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2018 and 2017 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under capital leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2018 and 2017.

[16]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2018 and 2017, substantially all of the Company’s accounts receivable were due from one customer, NYU.

[17]	Reclassifications:

Certain amounts reported in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

[18]	Future Accounting Pronouncements:

In February  2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. The Company adopted this guidance at the adoption date of January 1, 2019, using the transition method that allows us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We did not have a material adjustment to retained earnings upon adoption. We are additionally assessing the impact of Topic 842 on our internal controls over financial reporting.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

As discussed in item 2 of the Company’s significant accounting policies, most of our revenue for the year ended December 31, 2018 was accounted for under the current lease accounting standard, Topic 840, and will be accounted for under Topic 842 upon adoption on January 1, 2019. We have concluded that no significant changes are expected to our revenue and lease income recognition upon adoption of Topic 842.

The Company determines if an arrangement is a lease at its inception. The Company’s current operating lease relates to office space. The Company’s current capital lease obligations are related to the NYU gamma knife.

The capital lease obligations addressed in Note E to the consolidated financial statements are expected to be accounted for as finance lease obligations upon adoption of Topic 842, and the Company does not expect any significant changes to the accounting for such leases upon adoption.

Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit rate; therefore, upon adoption of Topic 842, the Company used its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any initial lease payments made and exclude lease incentives received. The lease terms may include options to extend or terminate the lease that are reasonably certain to be exercised. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term.

The adoption of Topic 842 will have a material impact on the Company’s Consolidated Balance Sheet due to the recognition of the ROU assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our consolidated statement of operations or cash flow statement. Because of the transition method we used to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results.

The future minimum lease payments for the Company’s operating lease as of December 31, 2018 are discussed in Note K to the consolidated financial statements. The undiscounted total of such payments is $200,000. Upon adoption of Topic 842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments. After the adoption of Topic 842, we will first report the operating lease ROU assets and lease liabilities as of March 31, 2019 based on our lease portfolio as of that date.

Note C - Investment in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

During 2007, the Company, through a noncontrolling interest in joint ventures, managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital (“SARH”) in Upland, California.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leases the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USNC expects to receive fees for management services relating to the facility.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease is payable over 60 months.  The first payment of $31,000 was paid on April 1, 2016 and the final payment will be due on March 1, 2021.  The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral, and thus expects any exposure from this guarantee to be remote.

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009.  The project has been funded principally by outside investors.  While the Company, through its joint ventures, has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

During the years ended December 31, 2018 and 2017, the Company received $0 and $65,000 in repayments of amounts previously advanced to NeuroPartners LLC and CGK and $60,000 and $24,000 in distributions, respectively.  Those repayments reduced the amount of losses incurred on prior advances to NeuroPartners LLC and CGK and are included as earnings from investments in unconsolidated entities for the years ended December 31, 2018 and 2017.  At December 31, 2017, NeuroPartners LLC and CGK had repaid all of the outstanding advances. For the years ended December 31, 2018 and 2017, the Company’s equity in earnings of NeuroPartners LLC and CGK was $181,000 and $151,000, respectively, but only $80,000 and $0 for the years ended December 2018 and 2017, respectively was recorded due to prior losses and distributions. At December 31, 2018, amounts due from related parties includes $20,000 of distributions receivable from CGK.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2018	2017

Patient revenue	$1,141,000	$1,063,000

Net income	$590,000	$506,000

USNC’s equity in income of Neuro Partners LLC and CGK	$181,000	$151,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2018	2017

Current assets	$304,000	$165,000

Noncurrent assets	1,064,000	745,000

Total assets	$1,368,000	$910,000

Current liabilities	$399,000	$641,000

Noncurrent liabilities	924,000	464,000

Equity (deficit)	45,000	(195,000)

Total liabilities and equity (deficit)	$1,368,000	$910,000

[2]	Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

During 2011, FOP entered into a seven-year capital lease with Key Bank for $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN was a guarantor jointly with most of the other members of FOP.   The guarantee was eliminated upon repayment of the outstanding lease balance in May 2018. At December 31, 2017, the lease balance was $468,000.

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at December 31, 2018. FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,660,000 at December 31, 2018, and $4,100,000 at December 31, 2017. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

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

The Company’s recorded investment in FOP at December 31, 2018 and 2017 has been reduced to zero due to FOP recording distributions of $950,000 in the fourth quarter of 2017 and losses incurred in 2018. The Company’s equity in earnings from FOP was $132,000 for the year ended December 31, 2017. No equity in earnings has been recorded by the Company for the year ended December 31, 2018, due to FOP’s deficit at December 31, 2018.

Amounts due from FOP included in due from related parties total $223,000 and $169,000 at December 31, 2018 and, 2017 respectively. In addition, in October 2017, FOP entered into a promissory note payable agreement with the Company. Under this facility, borrowings accrue at 6% per annum. At December 31, 2018, FOP owes $735,000 of principal and $30,000 of accrued interest to the Company. During 2018, the Company provided an allowance of $218,000 against the promissory note receivable, reducing its carrying amount to $517,000 at December 31, 2018. This impairment charge has been included in loss from unconsolidated entities for 2018. There was no corresponding expense in 2017. At December 31, 2017, FOP owed $299,000 of principal and $2,000 of accrued interest to the Company. The $436,000 in additional loans during 2018 assisted with the funding of operations of the radiation therapy center in Miami.

Because of loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Year Ended December 31,
	2018	2017

Patient revenue	$2,953,000	$678,000

Rental Income	$1,252,000	$2,517,000

Net (loss) income	$(1,918,000)	$525,000

USNC’s equity in (loss) income of FOP	$(465,000)	$132,000

FOP Condensed Balance Sheet Information

	December 31,
	2018	2017

Current assets	$401,000	$664,000

Noncurrent assets	16,570,000	18,961,000

Total assets	$16,971,000	$19,625,000

Current liabilities	$3,974,000	$3,228,000

Noncurrent liabilities	15,360,000	16,842,000

Equity	(2,363,000)	(445,000)

Total liabilities and equity	$16,971,000	$19,625,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company, through the formation of a joint venture, in which it has a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, BOPRE, an affiliated entity, purchased a 20% interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2018. The Company held a 21.05% interest in BOPRE at December 31, 2017. The Company’s recorded investment in BOPRE is $168,000 and $164,000 at December 31, 2018 and 2017, respectively.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,303,000 and $2,417,000  at December 31, 2018 and 2017, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,

	2018	2017

Rental Income	$-	$-

Net loss	$(4,000)	$(7,000)

USNC’s equity in loss in BOPRE	$(1,000)	$(1,000)

BOPRE Condensed Balance Sheet Information

	December 31,
	2018	2017

Current assets	$18,000	$17,000

Noncurrent assets	935,000	920,000

Total assets	$953,000	$937,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	953,000	937,000

Total liabilities and equity	$953,000	$937,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[4]	Medical Oncology Partners

In April 2015, MOP, was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in UOMA. USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the years ended December 31, 2018 and 2017, the Company’s equity in loss of MOP was $101,000 and $97,000 respectively but was not recorded due to prior losses.

During the years ended December 31, 2018 and 2017, the Company recorded $245,000 and $223,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to MOP and UOMA, MOP and UOMA are considered to be a variable interest entities of the Company.  However, as the Company is not deemed to be the primary beneficiary of MOP or UOMA, since it does not have the power to direct the operating activities that most significantly affect MOP’s or UOMA’s economic performance, the entities are not consolidated, but certain disclosures are provided herein.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,

	2018	2017

Patient revenue	$2,257,000	$1,298,000

Net loss	$(282,000)	$(272,000)

USNC’s equity in loss in MOP	$(101,000)	$(97,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2018	2017

Current assets	$41,000	$41,000

Noncurrent assets	159,000	108,000

Total assets	$200,000	$149,000

Current liabilities	$1,002,000	$693,000

Noncurrent liabilities	33,000	-

Deficit	(835,000)	(544,000)

Total liabilities and deficit	$200,000	$149,000

5]	CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company advanced $143,000 to CBOP during the year ended December 31, 2017, and further advanced $1,258,000 during the year ended December 31, 2018, to assist with the funding of the build out and initial operations of the entity. The Company has recorded an allowance against these receivables at December 31, 2018, totaling $503,000, primarily comprising its share of equity in losses to date. The remaining advances have a carrying value of $898,000 at December 31, 2018.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,

	2018	2017

Patient revenue	$956,000	$-

Net loss	$(1,230,000)	$(248,000)

USNC’s equity in loss of CBOP	$(298,000)	$(60,000)

CBOP Condensed Balance Sheet Information

	December 31,

	2018	2017

Current assets	$140,000	$-

Noncurrent assets	-	-

Total assets	$140,000	$-

Current liabilities	$1,618,000	$248,000

Noncurrent liabilities	-	-

Deficit	(1,478,000)	(248,000)

Total liabilities and deficit	$140,000	$-

Note D - Agreement with New York University on Behalf of New York University Medical Center

In November 1996, USN entered into a Gamma Knife Neuroradiosurgery Equipment Agreement with NYU, (the “NYU Agreement”) for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN had the ability to negotiate the purchase price and upon failure of the parties to agree could request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition are the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.

In 2004, the NYU agreement was extended through March 2009.  In 2008, the NYU agreement was extended for an additional 12 years through March 2021.  To secure this extension, USN agreed to install a new gamma knife PERFEXION model.  The new equipment and certain space improvements, costing $3,742,000 in total, was financed through a seven-year lease arrangement.  The amendment provides for a payment to USN of a flat fee for each patient procedure performed.

The Company entered into a six-year lease of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The Company entered into a second two-year lease of $250,000 for the cost of the construction required at the relocated site which was repaid in July 2016.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

In 2016, USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company entered into a four-year lease for $879,000 to finance the acquisition of the ICON technology and associated installation costs. A monthly maintenance agreement commenced a year after the installation date for $6,000 per month. The two parties also agreed for USN to receive a fixed monthly payment of $30,000 for the remaining term of the agreement through March 2021.

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, with 41 monthly installments of $50,000 from October 2017 through February 2021, and a final payment of $350,000 on March 31, 2021. Previously, the NYU agreement ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the appraised value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

The Company continues to be responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility through the contract period and continues to be reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment.  NYU provides the medical and technical staff to operate the facility.

With the September 2017 amendment, the Company became obligated to reload the cobalt for the gamma knife at its own expense and bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000.  In July 2018, USN entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife equipment with a cost, including sales taxes, of $925,000. This cobalt reload occurred in July 2018, and the gamma knife center reopened on August 6, 2018. The Company obtained lease financing of $833,000 to partially finance the reload of the cobalt, and paid the remaining balance directly to Elekta. In addition, the Company incurred costs of $578,000 to install the new cobalt to be paid directly to the contractor. All cobalt related costs were finalized by October 1, 2018 and totaled $1,503,000. As a result of the Company satisfying its obligation to reload the cobalt, the agreement with NYU met the criteria to be classified as a sales type lease. In addition, the Company is now no longer obligated to restore the NYU facility to its original condition. Accordingly, all related assets and the asset retirement obligation were derecognized effective October 1, 2018.

NYU Revenue Recognition:

The Company derived patient revenue from the NYU center of $3,424,000 and $3,414,000, consisting of lease revenue of $3,108,000 and $3,150,000 and maintenance revenue of $316,000 and $264,000, for 2018 and 2017, respectively.

NYU Accounts Receivable and Contract Balances:

Accounts receivable presented in the Company’s Consolidated Balance Sheet represents an unconditional right to consideration from NYU. The NYU Agreement is primarily a leasing arrangement and does not have other contract assets or contract liabilities, other than associated deferred revenue.

Accounts receivable total $318,000 and $767,000 at December 31, 2018 and 2017 respectively.

Note E – Investment in Sublease

The September 2017 amendment to the NYU Agreement provided for NYU to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center passes to NYU. This amendment also required USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs NYU incurred due to the cobalt reload.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Effective October 1, 2018, USN completed the reload of the cobalt and associated costs for a total cost of $1,503,000. With the removal of the cobalt contingency, the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The initial sales price of $2,400,000 at September 2017 was valued at $2,447,000 at October 1, 2018, using the present value of future cash flows. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period. At October 1, 2018, the charge against lease revenue was calculated as follows:

Sales Price	$2,447,000

Less: Assets Derecognized
Gamma knife	(3,349,000)
Leasehold improvements	(898,000)
(4,247,000)

Add: Liabilities Derecognized
Deferred revenue	600,000
Asset retirement obligations	537,000
1,137,000

Loss on Derecognition	$(663,000)

The monthly fixed payments under the NYU Agreement amortizes the investment in sublease until title passes to NYU on March 31, 2021. The NYU Agreement requires NYU to make monthly fixed payments of $30,000 and $50,000 through February 2021 with a final fixed payment of $380,000 ($30,000 and $350,000) in March 2021.

Future minimum lease payments to be received as of December 31, 2018 under the investment in sublease are as follows:

Year Ending December 31,

2019	$960,000
2020	960,000
2021	540,000
2,460,000
Less interest	(211,000)
Present value of net minimum obligation	$2,249,000

Note F – Property and Equipment

Property and equipment are as follows:

	2018	2017

Gamma knife	$-	$5,337,000
Leasehold improvements	-	2,138,000
Less: Depreciation and amortization	-	(3,748,000)

	$-	$3,727,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Depreciation expense for the years ended December 31, 2018 and 2017 was $754,000 and $830,000 respectively.  Amortization expense for the years ended December 31, 2018 and 2017 was $229,000 and $305,000 respectively.

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the property and equipment held by the Company was derecognized (Note E). As a result, no assets included in property and equipment remain on the Company’s Consolidated Balance Sheet at December 31, 2018.

Note G - Obligations Under Capital Lease

In 2009, the Company installed a PERFEXION model gamma knife at the NYU center with a seven-year lease from Elekta Capital. The amount financed, covering the cost of the new gamma knife equipment and certain space improvements, was approximately $3,742,000 in total. This lease became payable as a result of damage sustained at the NYU facility in October 2012, due to flooding from Hurricane Sandy, and the remainder of the balance due was paid in January 2013.  In 2013, the Company entered into a modification of the above capital lease agreement to finance the new gamma knife installation, the related construction costs and the removal costs of the old equipment for approximately $4.7 million at an interest rate of 4.49% to be repaid beginning in May 2014 over 72 months with no payments for the first three months and $78,000 monthly payments thereafter through May 2020. The Company entered into another capital lease in 2014 to finance a further $250,000 of installation and construction costs, which was repaid over 24 months. In 2016, the Company entered into a capital lease in the amount of $879,000 at an interest rate of 4.45% to finance the installation of the ICON technology for the NYU Gamma Knife equipment to be repaid over 48 months with $20,000 monthly payments beginning October 2016 through September 2020. In October 2018, the Company entered into a capital lease in the amount of $833,000 at an interest rate of 5.85% to partially finance the reload of the cobalt to be repaid over 30 months with $30,000 monthly payments from October 2018 through March 2021.

The obligations under the capital leases are as follows:

	December 31,
	2018	2017

Capital leases - Gamma Knife	$2,387,000	$2,638,000

Less current portion	(1,399,000)	(972,000)

	$988,000	$1,666,000

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the leased property and equipment held by the Company was derecognized (Note E). As a result, no leased assets included in property and equipment remain on the Company’s Consolidated Balance Sheet at December 31, 2018.

At December 31, 2017, leased assets included in property and equipment are as follows:

Capitalized costs	$5,182,000

Less - accumulated depreciation	(2,577,000)

Capitalized lease equipment and improvements- reported as property and equipment - net	$2,605,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Depreciation and amortization expense for assets under capital leases totaled $688,000 and $804,000 for the years ended December 31, 2018 and 2017, respectively.

Future payments as of December 31, 2018 on the capital leases are as follows:

Year Ending December 31,

2019	$1,499,000
2020	923,000
2021	90,000
2,512,000
Less interest	(125,000)
Present value of net minimum obligation	$2,387,000

Note H – Asset Retirement Obligations

When the agreement with NYU relating to the restored gamma knife was finalized in 2014, the Company estimated the cost to remove the gamma knife at the end of the agreement in 2021 to be $620,000. The estimated present value of this liability was $517,000 at December 31, 2017.

2017

Asset retirement obligations, start of year	$491,000

Accretion of liability	26,000

Asset retirement of obligations, end of the year	$517,000

At September 30, 2018, the estimated present value of this liability was $537,000 with associated accretion of $20,000 during 2018. Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, the asset retirement obligation was derecognized (Note E).  As a result, no asset retirement obligation remains on the Company’s Consolidated Balance Sheet at December 31, 2018.

Note I - Concentrations

The Company derives substantially all of its revenue from NYU. (See Note D)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note J – Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2018	2017

Current taxes:
Federal	$32,000	$55,000
State	137,000	9,000
Current taxes	169,000	64,000
Deferred taxes:
Federal	$(201,000)	$(247,000)
State	(160,000)	86,000
Deferred taxes	(361,000)	(161,000)
Benefit from income taxes	$(192,000)	$(97,000)

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2018	2017

Income tax at the federal statutory rate	$(128,000)	$149,000
State income tax, net of federal taxes	(55,000)	23,000
Permanent differences and other	(9,000)	26,000
Benefit of federal tax rate decrease	-	(295,000)

Income tax (benefit) provision	$(192,000)	$(97,000)

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax asset:
Basis differences in unconsolidated entites, including advances and loans to those entites.	$373,000	$-
Excess of book depreciation over tax depreciation	-	40,000
	373,000	40,000

Deferred tax liability:
Basis differences in unconsolidated entities	-	(115,000)
Deferred gain on disposal of gamma knife	(577,000)	(524,000)
Excess of tax depreciation over book depreciation	(108,000)	-
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	(2,000)	(76,000)

Net deferred tax liability	$(314,000)	$(675,000)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The 2017 Tax Cuts and Jobs Act was signed into law on December 22, 2017. The 2017 Tax Cuts and Jobs Act significantly revises U.S. corporate income taxes by, among other things, lowering the statutory corporate tax rate from 35% to 21%. We recorded a provisional tax benefit for the impact of the 2017 Tax Cuts and Jobs Act of $295,000. This amount is comprised of the remeasurement of net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2015.

Note K – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023.  The terms of the lease include an escalation clause for a portion of certain operating expenses.  At December 31, 2018, the annual future minimum rental payments under operating leases are as follows:

Year Ending December 31,

2019	$42,000
2020	43,000
2021	45,000
2022	46,000
2023	24,000
$200,000

Rent expense was $42,000 for 2018 and $46,000 for 2017.

[2]	NYU Gamma Knife:

Capital Lease Obligations (Notes D and G):
In 2009, the Company installed a new gamma knife PERFEXION model at the NYU Medical Center.  This new equipment and certain space improvements, costing approximately $3,742,000 in total, were financed through a seven-year lease arrangement.  This PERFEXION equipment was recorded as a total loss as a result of flooding from Hurricane Sandy in October 2012.

In early 2014, the Company entered into a six-year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment is due on May 1, 2020.

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs, which was repaid in July 2016.

In April 2016 the Company obtained lease financing of $879,000 to finance the acquisition of the ICON technology for the NYU Gamma Knife and associated installation costs. Monthly lease payments of $20,000 began in October 2016, and the final payment is due in September 2020.

In October 2018, the Company entered into an additional capital lease in the amount of $833,000 to partially finance the reload of the cobalt to be repaid over 30 months with the final payment due in March 2021.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Maintenance Contract:

The new gamma knife installed in April 2014 included a one-year warranty. The new maintenance agreement began in April of 2015. The monthly payment increased from $20,000 to $26,000 effective August 2017, due to the addition of the ICON maintenance agreement and is in effect for 5 years.

[3]	Guarantees:

USNC is a 20% guarantor on NeuroPartners, LLC’s lease, terminating March 2021, with respect to the gamma knife equipment, cobalt reload and associated construction, and certain leasehold improvements located at the Southern California Regional Gamma Knife Center at SARH in Upland, California. The outstanding balance on the lease obligations was $765,000 and $1,121,000 at December 31, 2018 and 2017, respectively

Holdings is a guarantor of the full amount of the outstanding loan with BB&T Bank entered into in 2017, as described In Note C[2].  The other interests in FOP also guarantee this loan.  The outstanding balance on this loan was $3,660,000 and $4,100,000 at December 31, 2018 and 2017, respectively.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,303,000 and $2,417,000 at December 31, 2018 and 2017, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

Through May 2018, USN was a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s LLC’s seven-year lease.  It was a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The lease was fully repaid in May 2018. The outstanding balance on the lease obligation was $468,000 at December 31, 2017.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000.  See Note C for further discussion of investments in unconsolidated entities.

[4]	Product liability:

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

Note L - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for each of the years ended December 31, 2018 and 2017.