Form 10-Q
period 2019-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2019-05-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.01 par value	USNU	OTC Pink Market

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2019 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,427,000	$1,519,000
Accounts receivable	792,000	318,000
Due from related parties	1,246,000	1,141,000
Investment in sales-type sublease - current	843,000	828,000
Income taxes receivable	40,000	101,000
Other current assets	159,000	154,000
Total current assets	4,507,000	4,061,000

Other assets:
Notes receivable	38,000	38,000
Term loan receivable-related parties	566,000	517,000
Investment in sales-type sublease - net of current portion	1,204,000	1,421,000
Investments in unconsolidated entities	211,000	168,000
Total other assets	2,019,000	2,144,000

Property and equipment:
Operating lease right-of-use asset	152,000	-
Total property and equipment	152,000	-

TOTAL ASSETS	$6,678,000	$6,205,000
LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$1,449,000	$1,399,000
Operating lease right-of-use liability - current portion	33,000	-
Accounts payable and accrued expenses	236,000	227,000
Deferred revenue	671,000	255,000
Total current liabilities	2,389,000	1,881,000

Operating lease right-of-use liability - net of current portion	134,000	-
Obligations under finance lease - net of current portion	620,000	988,000
Deferred tax liability	327,000	314,000
Guarantee liability	11,000	11,000
Total liabilities	3,481,000	3,194,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2019 and December 31, 2018.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	19,000	(167,000)
Total stockholders’ equity	3,197,000	3,011,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,678,000	$6,205,000

The accompanying notes to condensed consolidated financial statements are an intergral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenue	$841,000	$865,000

Costs and expenses:
Patient expenses	86,000	378,000
Selling, general and administrative	308,000	278,000

Total	394,000	656,000

Operating income	447,000	209,000

Interest expense	(29,000)	(32,000)
Interest income	39,000	1,000
Interest income - sales-type sublease	38,000	-
Loss from investments in unconsolidated entities, net	(233,000)	(30,000)

Income before income taxes	262,000	148,000

Provision for income tax expense	(76,000)	(86,000)

Net income	$186,000	$62,000

Basic and diluted net income per share	$0.02	$0.01

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$186,000	$62,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	-	285,000
Amortization of operating lease right-of-use asset	9,000	-
Loss from investments in unconsolidated entities, net	233,000	30,000
Accrued interest from notes receivable	-	(2,000)
Accretion of asset retirement obligations	-	7,000
Deferred income taxes	13,000	(244,000)
Changes in:
Accounts receivable	(474,000)	(36,000)
Income taxes receivable/payable	61,000	330,000
Other current assets	(5,000)	(184,000)
Accounts payable and accrued expenses	24,000	(100,000)
Deferred revenue	416,000	511,000
Operating lease right-of-use liability	(9,000)	-
Net cash provided by operating activities	454,000	659,000

Cash flows from investing activities:
Advances made under loans to unconsolidated entities	(430,000)	(820,000)
Principal payments received under sales-type sublease	202,000	-
Net cash used in investing activities	(228,000)	(820,000)

Cash flows from financing activities:
Repayment of finance lease obligations	(318,000)	(257,000)
Net cash used in financing activities	(318,000)	(257,000)

Net change in cash and cash equivalents	(92,000)	(418,000)
Cash and cash equivalents - beginning of year	1,519,000	2,684,000
Cash and cash equivalents - end of year	$1,427,000	$2,266,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$32,000	$35,000

Supplemental disclosure of noncash investing and financing activities:
Recognition of a right-of-use asset	$161,000	$-
Recognition of a right-of-use liability	$176,000	$-
Derecognition of deferred rent liability (previously included in accounts payable and accrued expenses)	$15,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2019 and 2018, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending existing revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the company satisfies the performance obligation. We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis and applied it to the Company’s sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University (“NYU”), which is not within the scope of Topic 606, and from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner as compared to the method under the prior revenue standards. The Company recognizes maintenance income ratably over time as patient procedures are performed.

Prior to October 2018, the Company’s agreement with NYU primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. In October 2018, the agreement was reevaluated to be a sales-type sublease between the Company, the lessor, and NYU, the lessee. The present value of all fixed future minimum lease payments payable by NYU to the Company were recorded as an investment in sublease effective October 1, 2018.  The patient revenue under the tiered schedule (“Note B”) continues to be considered contingent income and is recognized on a systematic basis using an average fee per procedure.

We adopted the provisions of ASU 2016-02, Leases (“Topic 842”), as amended, as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of certain right-of-use (“ROU”) assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows. Because of the transition method we used to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results, or on opening equity at January 1, 2019.

The tables below present financial information associated with our leases. This information is only presented as of, and for the three months ended, March 31, 2019, because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	March 31, 2019
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$843,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	1,204,000
Operating lease assets	Operating lease right-of-use asset	152,000
Total leased assets		$2,199,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$1,449,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	33,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	620,000
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	134,000
Total lease liabilities		$2,236,000

Lease Cost
Operating lease cost	Selling, general and administrative	$10,000

Finance lease cost
Interest on lease liabilities	Interest expense	28,000

Sublease income	Interest income - sales-type sublease	38,000
Net lease cost		$-

Maturity of lease liabilities (as of March 31, 2019)	Operating lease	Finance lease
2019	$32,000	$1,139,000
2020	43,000	923,000
2021	45,000	90,000
2022	46,000	-
2023	24,000	-
Total	$190,000	$2,152,000
Less amount representing interest	23,000	83,000
Present value of lease liabilities	$167,000	$2,069,000
Discount rate	5.850%	4.555%

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

For the three months ended March 31, 2019 and 2018, the Company’s equity in earnings of NeuroPartners LLC and CGK was $43,000 and $13,000, respectively. The Company did not record the $13,000 equity in earnings for the three months ended March 31, 2018 due to prior losses incurred by NeuroPartners, LLC and CGK. During the three months ended March 31, 2019, the Company’s share of the combined equity in NeuroPartners LLC and CGK, became positive and the Company recorded $43,000 of equity in earnings. At March 31, 2019, amounts due from related parties includes $20,000 of distributions receivable, and $3,000 of other receiveables, from CGK. The Company’s recorded investment in NeuroPartners LLC and CGK is $43,000 and $0 at March 31, 2019 and 2018, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Three Months Ended March 31,
	2019	2018

Patient Revenue	$300,000	$211,000

Net income	$125,000	$57,000

USNC’s equity in earnings of NeuroPartners LLC and CGK	$43,000	$13,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	March 31, 2019	December 31, 2018

Current assets	$406,000	$304,000

Noncurrent assets	1,000,000	1,064,000

Total assets	$1,406,000	$1,368,000

Current liabilities	$405,000	$399,000

Noncurrent liabilities	832,000	924,000

Equity	169,000	45,000

Total liabilities and equity	$1,406,000	$1,368,000

Note D – Florida Oncology Partners

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

During 2011, FOP entered into a seven-year capital lease with Key Bank for approximately $5,800,000.  Under the terms of the capital lease, USN agreed to guarantee a maximum of $1,433,000, approximately 25% of the original lease obligation in the event of default.  USN was a guarantor jointly with most of the other members of FOP.   The guarantee was eliminated upon repayment of the outstanding lease balance in May 2018.

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at March 31, 2019. FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,528,000 at March 31, 2019, and $4,046,000 at March 31, 2018. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

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

The Company’s recorded investment in FOP at March 31, 2019 and December 31, 2018 has been reduced to zero due to distributions and losses incurred. Amounts due from FOP included in due from related parties total $223,000 at March 31, 2019 and  December 31, 2018. In addition, in October 2017, FOP entered into a promissory note payable agreement with the Company. Under this facility, borrowings accrue at 6% per annum. At March 31, 2019, FOP owed $833,000 of principal and $40,000 of accrued interest to the Company. At December 31, 2018, FOP owed $735,000 and $30,000 of accrued interest to the Company; the Company provided an allowance of $218,000 against this promissory note receivable, reducing its carrying amount to $517,000 at December 31, 2018. During the three months ended March 31, 2019, the Company increased this allowance by $49,000 to $267,000, resulting in a carrying amount for the promissory note of $566,000 at March 31, 2019. The additional loans assisted with the funding of operations of the radiation therapy center in Miami.

Because of loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Three Months Ended March 31,
	2019	2018

Patient revenue	$1,031,000	$600,000

Rental income	$181,000	$482,000

Net loss	$(182,000)	$(468,000)

USNC’s equity in loss of FOP	$(44,000)	$(113,000)

FOP Condensed Balance Sheet Information

	March 31, 2019	December 31, 2018

Current assets	$874,000	$401,000

Noncurrent assets	16,094,000	16,570,000

Total assets	$16,968,000	$16,971,000

Current liabilities	$4,542,000	$3,974,000

Noncurrent liabilities	14,966,000	15,360,000

Deficit	(2,540,000)	(2,363,000)

Total liabilities and deficit	$16,968,000	$16,971,000

Note E – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company, through the formation of a joint venture, in which it has a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at March 31, 2019. The Company’s recorded investment in BOPRE is $168,000 at March 31, 2019 and December 31, 2018.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,272,000 and $2,303,000  at March 31, 2019 and December 31, 2018, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

Three Months Ended March 31,
	2019	2018

Rental income	$-	$-

Net loss	$-	$-

USNC’s equity in loss of BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	March 31, 2019	December 31, 2018

Current assets	$18,000	$18,000

Noncurrent assets	935,000	935,000

Total assets	$953,000	$953,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	953,000	953,000

Total liabilities and equity	$953,000	$953,000

Note F - Medical Oncology Partners

In April 2015, Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000. Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA. An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC. USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the three months ended March 31, 2019 and 2018, the Company’s equity in loss of MOP was $14,000 and $6,000 respectively but was not recorded due to prior losses.

The Company to date has advanced $606,000 to MOP and has recorded a full allowance against these advances. During the three months ended March 31, 2019 and 2018, the Company recorded $109,000 and $30,000, respectively, in advances and allowances. These charges have been recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Three Months Ended March 31,
	2019	2018

Patient revenue	$610,000	$520,000

Net loss	$(38,000)	$(17,000)

USNC’s equity in loss in MOP	$(14,000)	$(6,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2019	December 31, 2018

Current assets	$137,000	$41,000

Noncurrent assets	143,000	159,000

Total assets	$280,000	$200,000

Current liabilities	$1,133,000	$1,002,000

Noncurrent liabilities	19,000	33,000

Deficit	(872,000)	(835,000)

Total liabilities and equity	$280,000	$200,000

Note G - CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company to date has advanced $1,605,000 to CBOP to assist with the funding of the build out and operations of the entity and has recorded an allowance against it of $605,000. During the three months ended March 31, 2019 and 2018, the Company recorded $102,000 and $143,000 in allowances. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP

CBOP Condensed Income Statement Information

	Three Months Ended March 31,
	2019	2018

Patient revenue	$413,000	$112,000

Net loss	$(233,000)	$(341,000)

USNC’s equity in loss in CBOP	$(56,000)	$(83,000)

CBOP Condensed Balance Sheet Information

	March 31, 2019	December 31, 2018

Current assets	$235,000	$140,000

Noncurrent assets	-	-

Total assets	$235,000	$140,000

Current liabilities	$1,946,000	$1,618,000

Noncurrent liabilities	-	-

Deficit	(1,711,000)	(1,478,000)

Total liabilities and equity	$235,000	$140,000

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 29%, for the three months ended March 31, 2019, and 58% for the three months ended March 31, 2018.  The 2018 tax charge includes a $33,000 adjustment to the estimated effective state tax rate.  The Company recorded a tax charge of $76,000 and $86,000 for the three months ended March 31, 2019 and 2018, respectively.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the condensed consolidated financial statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2018 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis and applied it to the Company’s sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with NYU, which is not within the scope of Topic 606, or from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner as compared to the method under prior revenue standards.

We adopted the provisions of Topic 842 as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of the ROU assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows. Because of the transition method we used to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Three months ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Patient revenue for the three months ended March 31, 2019 and  2018 was $841,000 and $865,000, respectively. The lower revenue in 2019 was primarily due to a lower rate per procedure used in turn due to part of the NYU lease payments now being applied to amortize the Company’s investment in sales-type sublease. Patient expenses for the three months ended March 31, 2019 were $86,000, a decrease of 77% compared to $378,000 reported for the comparable period in the previous year, primarily related to the elimination of depreciation and amortization expense after October 1, 2018. When the NYU agreement was reclassified to be a sublease on October 1, 2018, the cost or carrying amount of the leased property was netted against the gross investment in the sublease. As a result, depreciation and amortization expense did not occur after October 1, 2018.

Selling, general and administrative expense of $308,000 for the first quarter of 2019 was 11% higher than the $278,000 incurred during the comparable period in 2018, due to higher professional fees and insurance costs.

The Company incurred $29,000 of interest expense in the first quarter of 2019 and $32,000 in 2018 related to the finance lease, due to lower principal balances on the gamma knife and ICON unit leases, partly offset by a new cobalt reload lease liability.

The Company earned $38,000 and $39,000 of interest income from its investment in a sales-type sublease and advances to unconsolidated entities, respectively, for the three months ended March 31, 2019. There was no corresponding sublease income for the three months ended March 31, 2018, as the Company’s arrangement with NYU was reclassified as a sales-type sublease effective October 1, 2018. Similarly, the Company’s interest income from advances to unconsolidated entities increased in 2019, primarily due to higher principal balances.

During the three months ended March 31, 2019, the Company recognized an income tax charge of $76,000 compared to $86,000 during the same period in 2018. The higher effective rate for 2018 includes a $33,000 adjustment to the estimated effective state tax rate.

For the three months ended March 31, 2019, the Company reported net income of $186,000 as compared to $62,000 for the same period a year earlier. The increase in net income is largely due to the decreased patient expenses, principally no depreciation and amortization expenses.

Liquidity and Capital Resources

At March 31, 2019, the Company had working capital of $2,086,000 as compared to $2,180,000 at December 31, 2018.  Cash and cash equivalents at March 31, 2019 were $1,427,000 as compared to $1,519,000 at December 31, 2018.

Net cash provided by operating activities for the three months ended March 31, 2019 was $454,000 as compared to $659,000 in the same period a year earlier. Accounts receivable increased $474,000 for the three months ended March 31, 2019 as compared to an increase of $36,000 in the three months ended March 31, 2018. These higher receivables are offset by higher net income and payables and lower other current assets, a $233,000 loss from investments in unconsolidated entities, and a $416,000 increase in deferred revenue.

With respect to investing activities, the Company made $430,000 of advances to FOP, CBOP, and MOP during the three months ended March 31, 2019, compared with $820,000 in the same period a year earlier to assist with new business operations and working capital requirements.

With respect to financing activities, the Company paid $318,000 towards its capital lease obligations during the three months ended March 31, 2019, compared with $257,000  in 2018. In addition, the Company received $202,000 of principal payments under the NYU sales-type sublease in 2019. There were no corresponding payments in 2018.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2018, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2019: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019, management is in the process of developing plans to remediate the material weakness identified above.

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

101        Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date:	May 14, 2019	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and
Principal Financial Officer of the Registrant