Form 10-Q
period 2019-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2019-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2019 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,618,000	$1,519,000
Accounts receivable	411,000	318,000
Due from related parties	-	1,141,000
Investment in sales-type sublease - current	858,000	828,000
Income taxes receivable	11,000	101,000
Other current assets	200,000	154,000
Total current assets	3,098,000	4,061,000

Other assets:
Notes receivable	38,000	38,000
Term loan receivable-related parties	77,000	517,000
Due from related parties	1,367,000	-
Investment in sales-type sublease - net of current portion	984,000	1,421,000
Investments in unconsolidated entities	213,000	168,000
Total other assets	2,679,000	2,144,000

Property and equipment:
Operating lease right-of-use asset	144,000	-
Total property and equipment	144,000	-

TOTAL ASSETS	$5,921,000	$6,205,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$1,391,000	$1,399,000
Operating lease right-of-use liability - current portion	34,000	-
Accounts payable and accrued expenses	201,000	227,000
Deferred revenue	567,000	255,000
Total current liabilities	2,193,000	1,881,000

Operating lease right-of-use liability - net of current portion	125,000	-
Obligations under finance lease - net of current portion	323,000	988,000
Deferred tax liability	131,000	314,000
Guarantee liability	11,000	11,000
Total liabilities	2,783,000	3,194,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at June 30, 2019 and December 31, 2018.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(40,000)	(167,000)
Total stockholders' equity	3,138,000	3,011,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,921,000	$6,205,000

The accompanying notes to condensed consolidated financial statements are an intergral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2019	2018

Revenue	$825,000	$1,121,000

Costs and expenses:
Patient expenses	84,000	378,000
Selling, general and administrative	365,000	388,000

Total	449,000	766,000

Operating income	376,000	355,000

Interest expense	(25,000)	(28,000)
Interest income	43,000	3,000
Interest income - sales-type sublease	35,000	-
Loss from investments in unconsolidated entities, net	(513,000)	(160,000)

(Loss) income before income taxes	(84,000)	170,000

Benefit (provision) for income taxes	25,000	(93,000)

Net (loss) income	$(59,000)	$77,000

Basic and diluted net (loss) income per share	$(0.01)	$0.01

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

Revenue	$1,666,000	$1,986,000

Costs and expenses:
Patient expenses	170,000	756,000
Selling, general and administrative	673,000	666,000

Total	843,000	1,422,000

Operating income	823,000	564,000

Interest expense	(54,000)	(60,000)
Interest income	82,000	4,000
Interest income - sales-type sublease	73,000	-
Loss from investments in unconsolidated entities, net	(746,000)	(190,000)

Income before income taxes	178,000	318,000

Provision for income taxes	(51,000)	(179,000)

Net income	$127,000	$139,000

Basic and diluted net income per share	$0.02	$0.02

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$127,000		$139,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	-		570,000
Amortization of operating lease right-of-use asset	17,000		-
Loss from investments in unconsolidated entities, net	746,000		190,000
Accrued interest from notes receivable	(82,000)		(4,000)
Accretion of asset retirement obligations	-		13,000
Deferred income taxes	(183,000)		(390,000)
Changes in:
Accounts receivable	(93,000)		243,000
Income taxes receivable	90,000		325,000
Other current assets	36,000		(120,000)
Accounts payable and accrued expenses	(11,000)		(139,000)
Deferred revenue	312,000		497,000
Operating lease right-of-use liability	(17,000)		-
Net cash provided by operating activities	942,000		1,324,000

Cash flows from investing activities:
Advances made under loans to unconsolidated entities	(928,000)		(1,276,000)
Repayments from loans to unconsolidated entities	351,000		-
Principal payments received under sales-type sublease	407,000		-
Net cash used in investing activities	(170,000)		(1,276,000)

Cash flows from financing activities:
Repayment of finance lease obligations	(673,000)		(453,000)
Net cash used in financing activities	(673,000)		(453,000)

Net change in cash and cash equivalents	99,000		(405,000)
Cash and cash equivalents - beginning of year	1,519,000		2,684,000
Cash and cash equivalents - end of year	$1,618,000		$2,279,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$58,000		$60,000
Income taxes	$140,000		$244,000

Supplemental disclosure of noncash investing and financing activities:
Recognition of a right-of-use asset	$161,000	$
Recognition of a right-of-use liability	$176,000		$-
Derecognition of deferred rent liability (previously included in accounts payable and accrued expenses)	$15,000		$-

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying condensed consolidated financial statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

We adopted the provisions of ASU 2016-02, Leases ("Topic 842"), as amended, as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of certain right-of-use (“ROU”) assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows. Because of the transition method we used to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results, or on opening equity at January 1, 2019.

The tables below present financial information associated with our leases. This information is only presented as of, and for the six months ended, June 30, 2019, because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	June 30, 2019
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$858,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	984,000
Operating lease assets	Operating lease right-of-use asset	144,000
Total leased assets		$1,986,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$1,391,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	34,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	323,000
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	125,000
Total lease liabilities		$1,873,000

Lease Cost
Operating lease cost	Selling, general and administrative	$21,000

Finance lease cost
Interest on lease liabilities	Interest expense	52,000

Sublease income	Interest income - sales-type sublease	73,000
Net lease cost		$-

Maturity of lease liabilities (as of June 30, 2019)	Operating lease	Finance lease
2019	$21,000	$759,000
2020	43,000	923,000
2021	45,000	90,000
2022	46,000	-
2023	24,000	-
Total	$179,000	$1,772,000
Less amount representing interest	20,000	58,000
Present value of lease liabilities	$159,000	$1,714,000
Discount rate	5.850%	4.555%

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

For the six months ended June 30, 2019 and 2018, the Company’s equity in earnings of NeuroPartners LLC and CGK was $45,000 and $65,000, respectively. The Company did not record the $65,000 equity in earnings for the six months ended June 30, 2018 due to prior losses incurred by NeuroPartners, LLC and CGK. During the six months ended June 30, 2019, the Company’s share of the combined equity in NeuroPartners LLC and CGK became positive, and the Company recorded $44,000 of equity in earnings. At June 30, 2019, amounts due from related parties include $8,000 in receivables from CGK. The Company’s recorded investment in NeuroPartners LLC and CGK is $45,000 at June 30, 2019 and $0 at December 31, 2018.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended June 30,
	2019	2018

Patient Revenue	$489,000	$510,000

Net income	$147,000	$227,000

USNC's equity in earnings of NeuroPartners, LLC and CGK	$45,000	$65,000

	Three Months Ended June 30,
	2019	2018

Patient Revenue	$189,000	$299,000

Net income	$22,000	$170,000

USNC's equity in earnings of NeuroPartners LLC and CGK	$1,000	$52,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30, 2019	December 31, 2018

Current assets	$418,000	$304,000

Noncurrent assets	936,000	1,064,000

Total assets	$1,354,000	$1,368,000

Current liabilities	$399,000	$399,000

Noncurrent liabilities	763,000	924,000

Equity	192,000	45,000

Total liabilities and equity	$1,354,000	$1,368,000

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at June 30, 2019. FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,394,000 at June 30, 2019, and $3,919,000 at June 30, 2018. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $163,200.  FOP terminated its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At June 30, 2019, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027.  The derecognition of these assets and liabilities and the recording of the contingent liability had no effect on FOP’s net loss for the six months ended June 30, 2019.  Due to the termination of operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt or raise new capital. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.

The Company’s recorded investment in FOP at June 30, 2019 and December 31, 2018 has been reduced to zero due to distributions and losses incurred. Amounts due from FOP included in due from related parties total $120,000 and $223,000 at June 30, 2019 and December 31, 2018, respectively. In addition, in October 2017, FOP entered into a promissory note payable agreement with the Company. Under this facility, borrowings accrue at 6% per annum. At June 30, 2019, FOP owed $600,000 of principal and $53,000 of accrued interest to the Company. At December 31, 2018, FOP owed $735,000 and $30,000 of accrued interest to the Company; the Company provided an allowance of $218,000 against this promissory note receivable, reducing its carrying amount to $517,000 at December 31, 2018. During the six months ended June 30, 2019, the Company increased this allowance by $305,000 to $523,000, resulting in a carrying amount for the promissory note of $77,000 at June 30, 2019. The additional loans assisted with the funding of operations of the radiation therapy center in Miami.

Because of loans made to FOP, FOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Six Months Ended June 30,
	2019	2018

Patient Revenue	$1,922,000	$2,306,000

Rental Income	$362,000	$890,000

Net (loss) income	$(591,000)	$109,000

USNC's equity in (loss) earnings of FOP	$(143,000)	$26,000

	Three Months Ended June 30,
	2019	2018

Patient revenue	$891,000	$1,706,000

Rental income	$181,000	$408,000

Net (loss) income	$(409,000)	$577,000

USNC's equity in (loss) earnings of FOP	$(99,000)	$139,000

FOP Condensed Balance Sheet Information

	June 30, 2019	December 31, 2018

Current assets	$586,000	$401,000

Noncurrent assets	3,835,000	16,570,000

Total assets	$4,421,000	$16,971,000

Current liabilities	$4,530,000	$3,974,000

Noncurrent liabilities	2,840,000	15,360,000

Deficit	(2,949,000)	(2,363,000)

Total liabilities and deficit	$4,421,000	$16,971,000

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at June 30, 2019. The Company’s recorded investment in BOPRE is $168,000 at June 30, 2019 and December 31, 2018.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,262,000 and $2,303,000 at June 30, 2019 and December 31, 2018, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2019	2018

Rental Income	$-	$-

Net loss	$-	$(4,000)

USNC's equity in loss of BOPRE	$-	$(1,000)

	Three Months Ended June 30,
	2019	2018

Rental income	$-	$-

Net loss	$-	$(4,000)

USNC's equity in loss of BOPRE	$-	$(1,000)

BOPRE Condensed Balance Sheet Information

	June 30, 2019	December 31, 2018

Current assets	$25,000	$18,000

Noncurrent assets	928,000	935,000

Total assets	$953,000	$953,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	953,000	953,000

Total liabilities and equity	$953,000	$953,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the six months ended June 30, 2019 and 2018, the Company’s equity in loss of MOP was $37,000 and $49,000 respectively but was not recorded due to prior losses.

The Company to date has advanced $794,000 to MOP and has recorded $708,000 in allowances against these advances. During the six months ended June 30, 2019, the Company advanced $305,000 and recorded allowances of $211,000 against these advances. During the six months ended June 30, 2018, the Company recorded $153,000 in advances and allowances. These charges have been recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Six Months Ended June 30,
	2019	2018

Patient revenue	$1,347,000	$1,057,000

Net loss	$(103,000)	$(136,000)

USNC's equity in loss in MOP	$(37,000)	$(49,000)

	Three Months Ended June 30,
	2019	2018

Patient revenue	$737,000	$537,000

Net loss	$(65,000)	$(119,000)

USNC's equity in loss in MOP	$(23,000)	$(43,000)

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2019	December 31, 2018

Current assets	$193,000	$41,000

Noncurrent assets	214,000	159,000

Total assets	$407,000	$200,000

Current liabilities	$1,326,000	$1,002,000

Noncurrent liabilities	19,000	33,000

Deficit	(938,000)	(835,000)

Total liabilities and equity	$407,000	$200,000

Note G - CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

The Company has not yet contributed equity to CBOP and, accordingly has not recorded an investment in the entity. The Company to date has advanced $1,914,000 to CBOP to assist with the funding of the build out and operations of the entity and has recorded an allowance against it of $761,000. During the six months ended June 30, 2019 and 2018, the Company recorded $258,000 and $37,000 in allowances. These charges have been recorded as losses from investments in unconsolidated entities.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP

CBOP Condensed Income Statement Information

	Six Months Ended June 30,
	2019	2018

Patient revenue	$748,000	$488,000

Net loss	$(573,000)	$(501,000)

USNC's equity in loss in CBOP	$(139,000)	$(121,000)

	Three Months Ended June 30,
	2019	2018

Patient revenue	$335,000	$376,000

Net loss	$(340,000)	$(160,000)

USNC's equity in loss in CBOP	$(83,000)	$(38,000)

CBOP Condensed Balance Sheet Information

	June 30, 2019	December 31, 2018

Current assets	$255,000	$140,000

Noncurrent assets	-	-

Total assets	$255,000	$140,000

Current liabilities	$2,306,000	$1,618,000

Noncurrent liabilities	-	-

Deficit	(2,051,000)	(1,478,000)

Total liabilities and equity	$255,000	$140,000

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 29%, for the six months ended June 30, 2019, and 56% for the six months ended June 30, 2018.  The 2018 tax charge includes a $33,000 adjustment to the estimated effective state tax rate and $56,000 of permanent differences arising from the $190,000 of losses from investments in unconsolidated entities.  The Company recorded a tax charge of $51,000 and $179,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

Three Months ended June 30, 2019 Compared to Three Months ended June 30, 2018

Patient revenue for the three months ended June 30, 2019 and 2018 was $825,000 and $1,121,000, respectively. The lower revenue in 2019 was primarily due to a lower average rate per procedure due to part of the NYU lease payments being applied against the Company’s investment in sales-type sublease.

Patient expenses for the three months ended June 30, 2019 were $84,000, a decrease of 78% compared to $378,000 reported for the comparable period in the previous year, primarily related to the elimination of depreciation and amortization expense after October 1, 2018. When the NYU agreement was reclassified as a sublease on October 1, 2018, the cost or carrying amount of the leased property was netted against the gross investment in the sublease. As a result, depreciation and amortization expense did not occur after October 1, 2018.

Selling, general and administrative expense of $365,000 for the second quarter of 2019 was 6% lower than the $388,000 incurred during the comparable period in 2018, due to lower professional fees.

The Company incurred $25,000 of interest expense in the second quarter of 2019 and $28,000 in the comparable period in 2018 related to the finance lease, due to lower principal balances on the gamma knife and ICON unit leases, partly offset by a new cobalt reload lease liability.

The Company earned $35,000 and $43,000 of interest income from its investment in a sales-type sublease and advances to unconsolidated entities, respectively, for the three months ended June 30, 2019. There was no corresponding sublease income for the three months ended June 30, 2018, as the Company’s arrangement with NYU was reclassified as a sales-type sublease effective October 1, 2018. Similarly, the Company’s interest income from advances to unconsolidated entities increased in 2019, primarily due to higher principal balances.

During the three months ended June 30, 2019, the Company recognized a $513,000 loss from its investment in unconsolidated entities compared to a $160,000 loss during the same period in 2018. The higher current quarter loss is primarily due to the Company recording allowances totaling $514,000 against advances made to its unconsolidated entities and accrued interest thereon, compared with $160,000 of allowances in the second quarter of 2018.

During the three months ended June 30, 2019, the Company recognized an income tax benefit of $25,000 compared to a $93,000 provision during the same period in 2018. The tax benefit related to the pretax loss incurred during the period as well as a lower effective rate when compared to the same period in the previous year.

For the three months ended June 30, 2019, the Company reported a net loss of $59,000 as compared to $77,000 in net income for the same period a year earlier. The decrease in net income is largely due to the loss from the Company’s investments in unconsolidated entities.

Six Months ended June 30, 2019 Compared to Six Months ended June 30, 2018

Patient revenue for the six months ended June 30, 2019 and 2018 was $1,666,000 and $1,986,000, respectively. The lower revenue in 2019 was primarily due to a lower average rate per procedure due to part of the NYU lease payments being applied against the Company’s investment in sales-type sublease.

Patient expenses for the six months ended June 30, 2019 were $170,000, a decrease of 78% compared to $756,000 reported for the comparable period in the previous year, primarily related to the elimination of depreciation and amortization expense after October 1, 2018. When the NYU agreement was reclassified as a sublease on October 1, 2018, the cost or carrying amount of the leased property was netted against the gross investment in the sublease. As a result, depreciation and amortization expense did not occur after October 1, 2018.

Selling, general and administrative expense of $673,000 for the first half of 2019 was 1% higher than the $666,000 incurred during the comparable period in 2018.

The Company incurred $54,000 of interest expense in the first half of 2019 and $60,000 in the comparable period in 2018 related to the finance lease, due to lower principal balances on the gamma knife and ICON unit leases, partly offset by a new cobalt reload lease liability.

The Company earned $73,000 and $82,000 of interest income from its investment in a sales-type sublease and advances to unconsolidated entities, respectively, for the six months ended June 30, 2019. There was no corresponding sublease income for the six months ended June 30, 2018, as the Company’s arrangement with NYU was reclassified as a sales-type sublease effective October 1, 2018. Similarly, the Company’s interest income from advances to unconsolidated entities increased in 2019, primarily due to higher principal balances.

During the six months ended June 30, 2019, the Company recognized a $746,000 loss from its investment in unconsolidated entities compared to a $190,000 loss during the same period in 2018. The higher current period loss is primarily due to the Company recording allowances totaling $790,000 against advances made to its unconsolidated entities, and accrued interest thereon, compared with $190,000 of allowances in the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company recognized an income tax charge of $51,000 compared to $179,000 during the same period in 2018. The higher effective rate for 2018 includes a $33,000 adjustment to the estimated effective state tax rate and $56,000 of permanent items arising from the $190,000 of losses from investments in unconsolidated entities.

For the six months ended June 30, 2019, the Company reported net income of $127,000 as compared to $139,000 for the same period a year earlier. Lower patient revenue was offset by lower patient expenses. Higher interest income was offset by higher losses from investment in unconsolidated entities. Lower pretax income was offset by lower effective tax rates.

Liquidity and Capital Resources

At June 30, 2019, the Company had working capital of $905,000 as compared to $2,180,000 at December 31, 2018 following the reclassification of amounts due from related parties from current to other assets.  Cash and cash equivalents at June 30, 2019 were $1,618,000 as compared to $1,519,000 at December 31, 2018.

Net cash provided by operating activities for the six months ended June 30, 2019 was $942,000 as compared to $1,324,000 in the same period a year earlier. Net income for the six months ended June 30, 2019 and 2018 was comparable at $127,000 and $139,000, respectively.  The main cause of the lower cash inflows from operating activities in the six months ended June 30, 2019 compared with the corresponding period last year, was the net collection of $243,000 of accounts receivable last year compared with a net increase in receivables of $93,000 this year. During the six months ended June 30, 2019, $746,000 in losses from investments in unconsolidated entities were recorded as compared to $190,000 in losses in the same period a year earlier, which was largely offset by $570,000 of depreciation and amortization of property and equipment last year, with none this year.

With respect to investing activities, the Company made $928,000 of advances to FOP, CBOP, and MOP and received $351,000 of loan repayments from FOP during the six months ended June 30, 2019, compared with $1,276,000 of advances in the same period a year earlier to assist with new business operations and working capital requirements. The Company also received $407,000 in principal payments under the NYU sales-type sublease in 2019.  There were no corresponding payments in 2018.

With respect to financing activities, the Company paid $673,000 towards its capital lease obligations during the six months ended June 30, 2019, compared with $453,000 in 2018.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2019: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019, management is in the process of developing plans to remediate the material weakness identified above.

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

101        Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 14, 2019	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer and Principal Financial Officer of the Registrant