Form 10-K
period 2019-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2020-04-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes ☐   No  ☒

As of June 30, 2019, the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $811,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of April 13, 2020, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2019

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

The Company estimates that, as of December 31, 2019, there were approximately 120 gamma knife treatment centers in the U.S.

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

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $164,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At December 31, 2019, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made in July to December 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these consolidated financial statements are available to be issued.

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

New York Gamma Knife Center

The Company’s New York gamma knife treatment center was opened in July 1997 on the campus of NYU.  The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.  In connection with this upgrade, the Company modified its arrangement with NYU to extend the term for 12 years from March 2009.

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

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 559 patients treated during the year ended December 31, 2019, whereas in the prior year there were 592 patients treated at the facility. Total revenue in 2019 from NYU was $3,070,000 as opposed to total revenue of $3,424,000 in 2018.

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

During the year ended December 31, 2019, the Company received $20,000 of repayments from NeuroPartners LLC and CGK, and advanced $13,000 to these entities. During the year ended December 31, 2018, the Company received no amounts from and made no advances to, NeuroPartners LLC and CGK. During the years ended December 31, 2019 and 2018, the Company received $76,000 and $60,000 in distributions, respectively.  For the years ended December 31, 2019 and 2018, the Company’s equity in earnings of NeuroPartners LLC and CGK was $92,000 and $181,000, respectively, but only $76,000 for the year ended December 31, 2019, and $80,000 for the year ended December 31, 2018, was recorded due to distributions or the reversal of previously unrecognized losses. At December 31, 2019, amounts due from related parties includes $20,000 of distributions receivable from CGK and $11,000 of other advances.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them and, accordingly, no value has been recorded for these shares at December 31, 2019 or 2018.  FOP will continue to monitor the impact of 21st Century’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,273,000 at December 31, 2019, and $3,660,000 at December 31, 2018. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral.  Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $164,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At December 31, 2019, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made in July to December 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.

The Company’s recorded investment in FOP at December 31, 2019 and 2018 has been reduced to zero due to losses incurred in 2019 and 2018.  No equity in earnings has been recorded by the Company for the years ended December 31, 2019 and 2018, due to FOP’s deficit at December 31, 2019 and 2018.

Amounts due from FOP at December 31, 2019, total $649,000 of outstanding principal, less $588,000 of allowances, for a net receivable balance of $61,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, FOP owed the Company $223,000 included in amounts due from related parties, and $735,000 of principal, less an allowance of $218,000, for a net amount of $517,000, included in term loan receivable – related parties. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by FOP totaled $38,000 and $30,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $68,000 and $30,000, respectively. The Company has recorded an allowance against the accrued interest of $68,000 and $0 at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowances as component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2019. The Company’s recorded investment in BOPRE is $179,000 and $168,000 at December 31, 2019 and 2018, respectively, which includes $11,000 in equity earnings during the year ended 2019.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,179,000 and $2,303,000 at December 31, 2019 and 2018, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the years ended December 31, 2019 and 2018, the Company’s equity in loss of MOP was $156,000 and $101,000 respectively but was not recorded due to prior losses.

Amounts due from MOP and UOMA at December 31, 2019, total $1,126,000 of outstanding principal, less $796,000 of allowances, for a net receivable of $330,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, MOP and UOMA owed the Company $497,000, all of which had been reserved for. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by MOP and UOMA totaled $38,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $58,000 and $20,000, respectively. The Company has recorded an allowance against the accrued interest of $58,000 and $20,000, at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

During the years ended December 31, 2019 and 2018, the Company recorded $299,000 and $245,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

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

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025.

During the year ended December 31, 2019, the Company contributed $25,000 as an additional investment in CBOP, all of which has been written off due to cumulative losses incurred by CBOP to date. Amounts due from CBOP at December 31, 2019, total $2,207,000 of outstanding principal, less $1,207,000 of allowances, for a net receivable of $1,000,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, CBOP owed the Company $1,401,000, of which $503,000 had been reserved for. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $103,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $148,000 and $48,000, respectively. The Company has recorded an allowance against the accrued interest of $148,000 and $48,000 at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowance a component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

Due to loans made to CBOP, CBOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Strategy for Participation in Cancer Treatment

As a result of the Company’s experiences over the past few years, the Company, through unconsolidated joint ventures, has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, through unconsolidated joint ventures, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize LINACs to treat cancers in the whole body.  The Company also continues to evaluate opportunities to develop additional gamma knife facilities.  FOP, BOP and the Southern California Regional Gamma Knife Center typify this strategy.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April, 29, 2014.  Substantially all of the Company’s revenue for 2019 and 2018 resulted from patients treated at this facility. The Company’s lease with NYU ends in March 2021, and it has agreed to sell its gamma knife to NYU at the end of the lease term. Effective October 1, 2018 the Company’s arrangement with NYU met the criteria to be classified as a sales-type lease, resulting in the derecognition of the gamma knife and related assets and obligations.

The COVID-19 Outbreak and Its Potential Adverse Effect on Business Operations and Financial Condition

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  Most states and municipalities in the U.S., including New York, California and Florida, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering Gamma Knife and other radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

While the healthcare treatments that are provided by the Company are generally critical to the well-being of the patients it serves, a broad, sustained outbreak of COVID-19 could negatively impact results for the following reasons: (i) operations at medical facilities, including those operated by the Company, could be subject to reduced operation or prolonged closure; (ii) medical facilities may defer Gamma Knife and other cancer therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may defer or cancel treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) the outbreak could materially impact operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns; and/or (v) members of the Company’s workforce may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2018 through December 31, 2019.

Period	High Close	Low Close

January 1 – March 31, 2018	.36	.30
April 1 - June 30, 2018	.38	.30
July 1 – September 30, 2018	.34	.25
October 1 – December 31, 2018	.31	.20

January 1 – March 31, 2019	.25	.16
April 1 - June 30, 2019	.25	.20
July 1 – September 30, 2019	.25	.17
October 1 – December 31, 2019	.24	.20

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 10, 2020, there were approximately 66 holders of record of the Company’s Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2019, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent events

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, which are uncertain and cannot be fully predicted at this time.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers and stockholders.  At this point, the extent to which the COVID-19 outbreak may impact our financial condition or results of operations is uncertain.  While we are unable to quantify the impact at this time, we have observed some increases in patient cancellations and requests to reschedule appointments due to circumstances relating to the outbreak, such as the difficulties faced by some patients in traveling to our treatment centers and fear of exposure to the virus.  The full effect of the COVID-19 outbreak, however, will not be fully reflected in our results of operations until future periods.

Results of operations

2019 Compared to 2018

Patient revenue in 2019 was $3,070,000 as compared to $3,424,000 in 2018. The decrease in revenue is primarily due to a lower average rate per procedure, due to part of the NYU lease payments being applied against the Company’s investment in sales-type sublease, and due to fewer procedures being performed in 2019, compared to 2018.

Patient expenses in 2019 were $350,000 as compared to $1,341,000 in 2018. Patient expenses do not vary materially with the number of procedures performed, but are tied to depreciation and amortization, maintenance and other fixed expenses. Maintenance expenses, over extended periods of time, tend to increase with higher usage rates. The decrease experienced in 2019 over 2018 is mainly because the NYU agreement was reclassified to a sales-type sublease on October 1, 2018, therefore the cost or carrying amount of the leased property was netted against the gross investment in the sublease. As a result, depreciation and amortization expense did not occur after October 1, 2018.

SG&A decreased by $50,000 or approximately 5% from $1,289,000 in 2018 to $1,230,000 in 2019.  This decrease is primarily due to a recharge of $50,000 of SG&A expenses to CGK in 2019 but not in 2018, as permitted by a management agreement between the Company and CGK.  Interest expense decreased to $91,000 in 2019 from $113,000 in 2018, due mainly to lower principal amounts outstanding in 2019.  Loss from investments in unconsolidated entities increased from $743,000 in 2018 to $1,386,000 in 2019, primarily due to allowances recorded against advances to FOP, MOP, and CBOP.  The Company reported a net income of $142,000 in 2019, as compared to a net loss of $421,000 in the prior year, primarily due to no depreciation expense in 2019 compared with the $983,000 of depreciation expense in 2018, and a one-time charge against income of $663,000 relating to the reclassification of the NYU agreement as a  sales-type lease in 2018, offset by $643,000 of increased losses from investments in unconsolidated entities, net.  The Company incurred an income tax charge of $9,000 in 2019, compared with an income tax benefit of $192,000 in 2018.

Liquidity and capital resources

At December 31, 2019, the Company had working capital of $1,043,000 as compared to $2,180,000 at December 31, 2018. Total assets decreased by $1,208,000 from 2018 to 2019 principally due to impairments recorded against advances to unconsolidated entities. Cash and cash equivalents at December 31, 2019 were $1,335,000 as compared to $1,519,000 at December 31, 2018.

Net cash provided by operating activities was $1,547,000 in 2019 as compared to $2,288,000 in 2018.  Net cash used in financing activities was $1,397,000 in 2019 as compared to $1,084,000 in 2018. There was no depreciation and amortization expense in 2019 as compared to $983,000 in 2018.

For the year ended December 31, 2019, net cash used in investing activities was $334,000 in 2019 as compared to $2,369,000 in 2018, primarily due to $855,000 lower net advances to unconsolidated entities, and $631,000 more in principal payments received under sales-type sublease in 2019. In addition, the Company incurred no fixed asset additions in 2019 as compared to $1,503,000 of fixed asset additions during 2018, of which $833,000 was financed through a capital lease, $100,000 is included in accrued expenses at December 31, 2019 and 2018, and $570,000 was paid in cash.

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

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at NYU for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. This agreement required USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs NYU incurred due to the cobalt reload. Payments received before USN satisfied its obligations to reload the cobalt and pay these costs were recorded as deferred revenue.

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

NYU Maintenance Revenue

The NYU agreement, which ends in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine. USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 for 2019 and 2018, respectively and was recognized ratably over each year.  For the remaining term of the NYU agreement, the Company expects to recognize $316,000 of maintenance revenue ratably per annum.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value, and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The Company had previously recoded an asset retirement obligation associated with the gamma knife at NYU. This obligation was derecognized when the NYU agreement was recharacterized as a sales type lease.

Investments in unconsolidated entities

The Company accounts for its investments in unconsolidated entities by the equity method.  The Company records its share of such earnings (losses) in the consolidated statements of operations as “Income (loss) from investments in unconsolidated entities”.  The carrying value of the Company’s investments in unconsolidated entities is recorded in the consolidated balance sheets.  The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in, and advances to, the entities.

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in internal control over financial reporting described below.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2019: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	75	President & Chairman of the Board

William F. Leimkuhler	68	Director

Charles H. Merriman, III	85	Director

Susan Greenwald	74	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until  their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2019, the Board of Directors did not meet. In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2019, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2019, 2018, and 2017 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2019	$300,000
President & Chairman	2018	$300,000
of the Board	2017	$300,000

Employee Benefits; Employment Agreement

Mr. Gold is also entitled to reimbursement of up to $1,000 per month for automobile expenses.  In addition, as with other full-time employees, Mr. Gold is entitled to participate in the Company’s health and life insurance program.  The Company also pays the premiums for an additional policy of life insurance in the amount of $500,000, naming Mr. Gold’s wife as beneficiary.

The Company and Mr. Gold are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.

Director Compensation

During 2019, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2020, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2019, and 2018, the Company paid $135,000 and $137,000, respectively, to Aronson, LLC for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2019, and 2018, the Company incurred $14,000 and $0 respectively  for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2019, and 2018, the Company paid $33,000 and $39,000 for Tax Fees to Dixon Hughes Goodman LLP.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2019, and 2018, the Company did not pay or accrue any amounts for these services.

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

Dated: April 13, 2020

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2020	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 13, 2020	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 13, 2020	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Aronson LLC

We have served as the Company’s auditor since 2014.

Rockville, Maryland
April 13, 2020

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,335,000	$1,519,000
Accounts receivable	356,000	318,000
Due from related parties	-	1,141,000
Investment in sales-type sublease - current	888,000	828,000
Income taxes receivable	-	101,000
Other current assets	102,000	154,000
Total current assets	2,681,000	4,061,000

Other assets:
Notes receivable	38,000	38,000
Term loan receivable-related parties	-	517,000
Due from related parties	1,422,000	-
Investment in sales-type sublease - net of current portion	532,000	1,421,000
Investments in unconsolidated entities	179,000	168,000
Deferred tax asset	17,000	-
Total other assets	2,188,000	2,144,000

Property and equipment:
Operating lease right-of-use asset	128,000	-
Total property and equipment	128,000	-

TOTAL ASSETS	$4,997,000	$6,205,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$901,000	$1,399,000
Operating lease right-of-use liability - current portion	36,000	-
Accounts payable and accrued expenses	255,000	227,000
Deferred revenue	226,000	255,000
Income taxes payable	220,000	-
Total current liabilities	1,638,000	1,881,000

Obligations under finance lease - net of current portion	89,000	988,000
Operating lease right-of-use liability - net of current portion	106,000	-
Deferred tax liability	-	314,000
Guarantee liability	11,000	11,000
Total liabilities	1,844,000	3,194,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at December 31, 2019 and 2018.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Accumulated deficit	(25,000)	(167,000)
Total stockholders’ equity	3,153,000	3,011,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,997,000	$6,205,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$3,070,000	$3,424,000

Costs and expenses:
Patient expenses	350,000	1,341,000
Selling, general and administrative	1,230,000	1,289,000
Loss on derecognition of gamma knife and related assets	-	663,000

Total	1,580,000	3,293,000

Operating income	1,490,000	131,000

Interest expense	(91,000)	(113,000)
Interest income	6,000	70,000
Interest income - sales-type sublease	132,000	42,000
Loss from investments in unconsolidated entities, net	(1,386,000)	(743,000)

Income (loss) before income taxes	151,000	(613,000)

Income tax (provision) benefit	(9,000)	192,000

Net income (loss)	$142,000	$(421,000)

Basic and diluted net income (loss) per share	$0.02	$(0.05)

Weighted average common shares outstanding	7,792,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance - December 31, 2017	7,792,185	$78,000	$3,100,000	$254,000	$3,432,000

Net loss for the year ended December 31, 2018	-	-	-	(421,000)	(421,000)

Balance - December 31, 2018	7,792,185	$78,000	$3,100,000	$(167,000)	$3,011,000

Net income for the year ended December 31, 2019	-	-	-	142,000	142,000

Balance - December 31, 2019	7,792,185	$78,000	$3,100,000	$(25,000)	$3,153,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$142,000	$(421,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	-	983,000
Amortization of operating lease right-of-use asset	33,000	-
Loss from investments in unconsolidated entities, net	1,386,000	743,000
Distributed earnings from unconsolidated entities	76,000	60,000
Loss on derecognition of gamma knife and related assets	-	663,000
Accrued interest from notes receivable	(200,000)	-
Accretion of asset retirement obligations	-	20,000
Deferred income taxes	(331,000)	(361,000)
Changes in:
Accounts receivable	(38,000)	449,000
Income taxes receivable/payable	321,000	(165,000)
Other current assets	178,000	(87,000)
Accounts payable and accrued expenses	43,000	(81,000)
Deferred revenue	(29,000)	485,000
Operating lease right-of-use liability	(34,000)	-
Net cash provided by operating activities	1,547,000	2,288,000

Cash flows from investing activities:
Advances to unconsolidated entities	(1,572,000)	(1,557,000)
Repayments from (advances made) under loans to unconsolidated entities	434,000	(436,000)
Purchase of gamma knife equipment	-	(570,000)
Captial contributions to unconsolidated entities	(25,000)	(4,000)
Principal payments received under sales-type sublease	829,000	198,000
Net cash used in investing activities	(334,000)	(2,369,000)
Cash flows from financing activities:
Repayment of finance lease obligations	(1,397,000)	(1,084,000)
Net cash used in financing activities	(1,397,000)	(1,084,000)

Net change in cash and cash equivalents	(184,000)	(1,165,000)
Cash and cash equivalents - beginning of year	1,519,000	2,684,000
Cash and cash equivalents - end of year	$1,335,000	$1,519,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$94,000	$122,000
Income taxes	$158,000	$339,000

Supplemental disclosure of noncash investing and financing activities:
Purchase of gamma knife equipment included in finance lease obligations	$-	$833,000
Recognition of a right-of-use asset	$161,000	$-
Recognition of a right-of-use liability	$176,000	$-
Derecognition of deferred rent liability (previously included in accounts payable and accrued expenses)	$15,000	$-
Distributions accrued from unconsolidated entities	$20,000	$20,000
Fixed asset additions included in accrued expenses	$-	$100,000

See accompanying notes to the consolidated finanial statements.

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

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell the center to 21st Century Oncology in December 2015. The sale had not occurred as of December 31, 2019. (See Note C[2])

During 2011, the Company participated in the formation of Boca Oncology Partners RE, LLC (“BOPRE”), for the purpose of acquiring an interest in Boca West, IMP, LLC, (“Boca West, IMP”) which owns a medical office building. (See Note C[3]).

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

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  Most states and municipalities in the U.S., including New York, California and Florida, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering Gamma Knife and other radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

While the healthcare treatments that are provided by the Company are generally critical to the well-being of the patients it serves, a broad, sustained outbreak of COVID-19 could negatively impact results for the following reasons: (i) operations at medical facilities, including those operated by the Company, could be subject to reduced operation or prolonged closure; (ii) medical facilities may defer Gamma Knife and other cancer therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may defer or cancel treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) the outbreak could materially impact operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns; and/or (v) members of the Company’s workforce may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

As discussed below, following the adoption of Topic 606, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 840, Leases (which addresses lease accounting). We adopted ASC Topic 842, Leases which replaced Topic 840, on January 1, 2019. There were no significant changes to our revenue accounting upon adoption of Topic 842 (see significant account policies, item 18, for further discussion).

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Under Topic 606, the core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

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

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, consisting of 41 monthly installments of $50,000 commencing at the end of October 2017 and continuing through the end of February 2021, with a final payment of $350,000 on March 31, 2021.  Upon receipt of final payment, title to all the equipment at the center will pass to NYU. This agreement requires USN to reload the cobalt in the gamma knife and to reimburse NYU for certain costs NYU incurred due to the cobalt reload. Payments received before USN satisfies its obligations to reload the cobalt and pay these costs have been recorded as deferred revenue.

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

NYU Maintenance Revenue:

The NYU agreement, which ends in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine.  USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 for both 2019 and 2018, and was recognized ratably over each year. For the remaining term of the NYU agreement, the Company expects to recognize $316,000 of maintenance revenue ratably per annum.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable

Accounts receivable only include amounts owed to the Company from the NYU Agreement.  The Company considers these accounts receivable to be collectible at December 31, 2019 and 2018. The Company continuously monitors its relationship with NYU and would provide a charge to income, if necessary, to absorb any expected losses.

[5]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Income (loss) from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities. As such, the recorded balance of FOP, MOP, and CBOP have been taken to zero.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[9]	Capital lease obligations:

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, and the Company’s leases previously classified as capital leases, were determined to be finance leases. During the year ended December 31, 2018, the Company’s capital lease obligations were amortized ratably over the original term of the lease agreement, beginning with the earlier of the date the leased assets are placed in service or the effective date of the lease as defined in the lease agreement.

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes.  This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2019 and 2018. Tax years from January 1, 2016 to the current year remain open for examination by federal and state tax authorities.

[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2019 and 2018, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2019 and 2018.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[15]	Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2019 and 2018 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2019 and 2018.

[16]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2019 and 2018, substantially all of the Company’s accounts receivable were due from one customer, NYU.

[17]	Reclassifications:

Certain amounts reported in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

[18]	Leases:

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) to increase transparency and comparability among organizations by requiring (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Some changes to the lessor accounting guidance were made to align both of the following: (1) the lessor accounting guidance with certain changes made to the lessee accounting guidance and (2) key aspects of the lessor accounting model with revenue recognition guidance. Topic 842 was effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients.

We adopted the provisions of Topic 842, as amended, as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of certain right-of-use (“ROU”) assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows. Because of the transition method we used to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results, or on opening equity at January 1, 2019.

The Company determines if an arrangement is a lease at its inception. The Company’s current operating lease relates to office space and is discussed in Note K. The Company’s finance lease obligations and sales-type sublease are related to the NYU gamma knife. The Company’s previously-recorded capital lease obligations addressed in Note G to the consolidated financial statements were accounted for as finance lease obligations upon adoption of Topic 842. The sales-type sublease is discussed in Note E.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Under Topic 842, operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit rate; therefore, upon adoption of Topic 842, the Company used its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets include any initial lease payments made and exclude lease incentives received. The lease terms may include options to extend or terminate the lease that are reasonably certain to be exercised. Lease expense under Topic 842 is recognized on a straight-line basis over the lease term.

The tables below present financial information associated with our leases. This information is only presented as of, and for the year ended, December 31, 2019, because, as noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	December 31, 2019
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$888,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	532,000
Operating lease assets	Operating lease right-of-use asset	128,000
Total leased assets		$1,548,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$901,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	36,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	89,000
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	106,000
Total lease liabilities		$1,132,000

Lease Cost
Operating lease cost	Selling, general and administrative	$43,000

Finance lease cost
Interest on lease liabilities	Interest expense	89,000

Sublease income	Interest income - sales-type sublease	132,000
Net lease cost		$-

Maturity of lease liabilities (as of December 31, 2019)	Operating lease	Finance lease
2020	43,000	923,000
2021	45,000	90,000
2022	46,000	-
2023	24,000	-
Total	$158,000	$1,013,000
Less amount representing interest	16,000	23,000
Present value of lease liabilities	$142,000	$990,000
Discount rate	5.850%	4.555%

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note C - Investment in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

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

During the year ended December 31, 2019, the Company received $20,000 of repayments from NeuroPartners LLC and CGK, and advanced $13,000 to these entities. During the year ended December 31, 2018, the Company received no amounts from and made no advances to, NeuroPartners LLC and CGK. During the years ended December 31, 2019 and 2018, the Company received $76,000 and $60,000 in distributions, respectively.  For the years ended December 31, 2019 and 2018, the Company’s equity in earnings of NeuroPartners LLC and CGK was $92,000 and $181,000, respectively, but only $76,000 for the year ended December 31, 2019, and $80,000 for the year ended December 31, 2018, was recorded due to distributions or the reversal of previously unrecognized losses. At December 31, 2019, amounts due from related parties includes $20,000 of distributions receivable from CGK and $11,000 of other advances.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2019	2018

Patient revenue	$1,020,000	$1,141,000

Net income	$303,000	$590,000

USNC’s equity in income of Neuro Partners LLC and CGK	$92,000	$181,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2019	2018

Current assets	$163,000	$304,000

Noncurrent assets	807,000	1,064,000

Total assets	$970,000	$1,368,000

Current liabilities	$380,000	$399,000

Noncurrent liabilities	593,000	924,000

(Deficit) equity	(3,000)	45,000

Total liabilities and (deficit) equity	$970,000	$1,368,000

[2]	Florida Oncology Partners

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In late May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at December 31, 2019. FOP will continue to monitor the impact of 21st Century Oncology’s  bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,273,000 at December 31, 2019, and $3,660,000 at December 31, 2018. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement has been accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $164,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At December 31, 2019, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made in July to December 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued.

The Company’s recorded investment in FOP at December 31, 2019 and 2018 has been reduced to zero due to losses incurred in 2019 and 2018.  No equity in earnings has been recorded by the Company for the years ended December 31, 2019 and 2018, due to FOP’s deficit at December 31, 2019 and 2018.

Amounts due from FOP at December 31, 2019, total $649,000 of outstanding principal, less $588,000 of allowances, for a net receivable balance of $61,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, FOP owed the Company $223,000 included in amounts due from related parties, and $735,000 of principal, less an allowance of $218,000, for a net amount of $517,000, included in term loan receivable – related parties. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by FOP totaled $38,000 and $30,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $68,000 and $30,000, respectively. The Company has recorded an allowance against the accrued interest of $68,000 and $0 at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowances as a component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Year Ended December 31,
	2019	2018

Patient revenue	$1,922,000	$2,953,000

Rental Income	$543,000	$1,252,000

Net loss	$(1,377,000)	$(1,918,000)

USNC’s equity in loss of FOP	$(334,000)	$(465,000)

FOP Condensed Balance Sheet Information

	December 31,
	2019	2018

Current assets	$165,000	$401,000

Noncurrent assets	1,202,000	16,570,000

Total assets	$1,367,000	$16,971,000

Current liabilities	$4,003,000	$3,974,000

Noncurrent liabilities	1,091,000	15,360,000

Equity	(3,727,000)	(2,363,000)

Total liabilities and equity	$1,367,000	$16,971,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[3]	Boca Oncology Partners

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at December 31, 2019. The Company’s recorded investment in BOPRE is $179,000 and $168,000 at December 31, 2019 and 2018, respectively, which includes $11,000 in equity earnings during the year ended 2019.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,179,000 and $2,303,000 at December 31, 2019 and 2018, respectively.  Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

BOPRE Condensed Income Statement Information

	Years Ended December 31,

	2019	2018

Rental Income	$-	$-

Net income (loss)	$46,000	$(4,000)

USNC’s equity in income (loss) in BOPRE	$11,000	$(1,000)

BOPRE Condensed Balance Sheet Information

	December 31,
	2019	2018

Current assets	$64,000	$18,000

Noncurrent assets	935,000	935,000

Total assets	$999,000	$953,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	999,000	953,000

Total liabilities and equity	$999,000	$953,000

[4]	Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the years ended December 31, 2019 and 2018, the Company’s equity in loss of MOP was $156,000 and $101,000 respectively but was not recorded due to prior losses.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Amounts due from MOP and UOMA at December 31, 2019, total $1,126,000 of outstanding principal, less $796,000 of allowances, for a net receivable of $330,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, MOP and UOMA owed the Company $497,000, all of which had been reserved for. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by MOP and UOMA totaled $38,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $58,000 and $20,000, respectively. The Company has recorded an allowance against the accrued interest of $58,000 and $20,000, at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

During the years ended December 31, 2019 and 2018, the Company recorded $299,000 and $245,000 respectively of allowances against advances to MOP. These charges have been recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,

	2019	2018

Patient revenue	$2,669,000	$2,257,000

Net loss	$(435,000)	$(282,000)

USNC’s equity in loss in MOP	$(156,000)	$(101,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2019	2018

Current assets	$247,000	$41,000

Noncurrent assets	807,000	159,000

Total assets	$1,054,000	$200,000

Current liabilities	$1,907,000	$1,002,000

Noncurrent liabilities	427,000	33,000

Deficit	(1,280,000)	(835,000)

Total liabilities and deficit	$1,054,000	$200,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

5]	CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC has a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025.

During the year ended December 31, 2019, the Company contributed $25,000 as an additional investment in CBOP, all of which has been written off due to cumulative losses incurred by CBOP to date. Amounts due from CBOP at December 31, 2019, total $2,207,000 of outstanding principal, less $1,207,000 of allowances, for a net receivable of $1,000,000, all of which is included in due from related parties on the accompanying consolidated balance sheet. At December 31, 2018, CBOP owed the Company $1,401,000, of which $503,000 had been reserved for. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $103,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, total accrued interest was $148,000 and $45,000, respectively. The Company has recorded an allowance against the accrued interest of $148,000 and $45,000 at December 31, 2019 and 2018, respectively. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities, net for interest recorded in prior years, and as a deduction in current year interest income for interest earned in the current year.

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

The following table presents the summarized financial information of CBOP:

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CBOP Condensed Income Statement Information

	Years Ended December 31,

	2019	2018

Patient revenue	$1,637,000	$956,000

Net loss	$(418,000)	$(1,230,000)

USNC’s equity in loss of CBOP	$(101,000)	$(298,000)

CBOP Condensed Balance Sheet Information

	December 31,
	2019	2018

Current assets	$380,000	$140,000

Noncurrent assets	4,869,000	-

Total assets	$5,249,000	$140,000

Current liabilities	$3,026,000	$1,618,000

Noncurrent liabilities	4,019,000	-

Deficit	(1,796,000)	(1,478,000)

Total liabilities and deficit	$5,249,000	$140,000

Note D - Agreement with New York University on Behalf of New York University Medical Center

In November 1996, USN entered into a Gamma Knife Neuroradiosurgery Equipment Agreement with NYU, (the “NYU Agreement”) for a period of seven years (the “term”), with an option for NYU to extend the term for successive three-year periods or to purchase the gamma knife equipment at an appraised market value price.  USN had the ability to negotiate the purchase price and upon failure of the parties to agree could request that the facility be closed.  All costs associated with closing and restoring the facility to its original condition were the responsibility of USN.  The NYU agreement, among other matters, required USN to provide (i) the use of the gamma knife equipment to NYU, (ii) training necessary for the proper operation of the gamma knife equipment, (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment, (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee.  In return, NYU paid USN a scheduled fee based on the number of patient procedures performed.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

NYU Revenue Recognition:

The Company derived patient revenue from the NYU center of $3,070,000 and $3,424,000, consisting of lease revenue of $2,754,000 and $3,108,000 and maintenance revenue of $316,000 for both 2019 and 2018.

NYU Accounts Receivable and Contract Balances:

Accounts receivable presented in the Company’s Consolidated Balance Sheet represents an unconditional right to consideration from NYU. The NYU Agreement is primarily a leasing arrangement and does not have other contract assets or contract liabilities, other than associated deferred revenue.

Accounts receivable total $356,000 and $318,000 at December 31, 2019 and 2018 respectively.

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

The monthly fixed payments under the NYU Agreement amortize the investment in sublease until title passes to NYU on March 31, 2021. The NYU Agreement requires NYU to make monthly fixed payments of $30,000 and $50,000 through February 2021 with a final fixed payment of $380,000 ($30,000 and $350,000) in March 2021.

Future minimum lease payments to be received as of December 31, 2019 under the investment in sublease are as follows:

Year Ending December 31,

2020	960,000
2021	540,000
1,500,000
Less interest	(80,000)
Present value of net minimum obligation	$1,420,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note F – Property and Equipment

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the property and equipment held by the Company was derecognized (Note E). As a result, no assets included in property and equipment remain on the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018.

Note G - Obligations Under Finance Leases

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

As discussed in Note B, the Company adopted Topic 842 on January 1, 2019.  Upon adoption of Topic 842, the capital lease obligations are accounted for as finance lease obligations with no significant change to how the obligations were accounted for.

The obligations under the finance leases are as follows:

	December 31,
	2019	2018

Finance leases - Gamma Knife	$990,000	$2,387,000

Less current portion	(901,000)	(1,399,000)

	$89,000	$988,000

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the leased property and equipment held by the Company was derecognized (Note E). As a result, no leased assets included in property and equipment remain on the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Future payments as of December 31, 2019 on the finance leases are as follows:

Year Ending December 31,

2020	923,000
2021	90,000
1,013,000
Less interest	(23,000)
Present value of net minimum obligation	$990,000

Note H – Asset Retirement Obligations

When the agreement with NYU relating to the restored gamma knife was finalized in 2014, the Company estimated the cost to remove the gamma knife at the end of the agreement in 2021 to be $620,000.  Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, the asset retirement obligation was derecognized (Note E).  As a result, no asset retirement obligation remains on the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018.

Note I - Concentrations

The Company derives substantially all of its revenue from NYU. (See Note D)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note J – Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2019	2018

Current taxes:
Federal	$271,000	$32,000
State	69,000	137,000
Current taxes	340,000	169,000
Deferred taxes:
Federal	$(288,000)	$(201,000)
State	(43,000)	(160,000)
Deferred taxes	(331,000)	(361,000)
Income tax provision (benefit)	$9,000	$(192,000)

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2019	2018

Income tax at the federal statutory rate	$32,000	$(128,000)
State income tax, net of federal taxes	10,000	(55,000)
Permanent differences and other	(7,000)	(9,000)
Change in estimated effective state tax rate	(26,000)	-

Income tax provision (benefit)	$9,000	$(192,000)

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax asset:

Basis differences in unconsolidated entities, including advances and loans to those entities.	$569,000	$373,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	18,000	-
	587,000	373,000
Deferred tax liability:
Deferred gain on disposal of gamma knife	(526,000)	(577,000)
Excess of tax depreciation over book depreciation	(44,000)	(108,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	-	(2,000)

Net deferred tax asset (liability)	$17,000	$(314,000)

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2016.

Note K – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023. The terms of the lease include an escalation clause for a portion of certain operating expenses.

As discussed in Note B, we adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company’s office lease remained an operating lease and a lease liability in the amount of $176,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $161,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent.  As of December 31, 2019, the lease liability and the lease ROU asset amounted to $142,000 and $128,000, respectively.  Total operating lease expense for the years ended December 31, 2019 and 2018 was $43,000 and $42,000, respectively.

The maturities of the operating lease liability as of December 31, 2019 were as follows:

Year Ending December 31,

2020	43,000
2021	45,000
2022	46,000
2023	24,000
158,000
Less interest	(16,000)
Present value of net minimum obligation	$142,000

[2]	NYU Gamma Knife:

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

USNC is a 20% guarantor on NeuroPartners, LLC’s lease, terminating March 2021, with respect to the gamma knife equipment, cobalt reload and associated construction, and certain leasehold improvements located at the Southern California Regional Gamma Knife Center at SARH in Upland, California. The outstanding balance on the lease obligations was $421,000 and $765,000 at December 31, 2019 and 2018, respectively.

Holdings is a guarantor of the full amount of the outstanding loan with BB&T Bank entered into in 2017, as described In Note C[2].  The outstanding balance on this loan was $3,273,000 and $3,660,000 at December 31, 2019 and 2018, respectively.

USNC is a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The outstanding balance on the mortgage is $2,179,000 and $2,303,000 at December 31, 2019 and 2018, respectively.  The Company expects any potential obligations from this guarantee to be reduced by the recovery of the real estate collateral and expects any amounts arising from this guarantee to be insignificant.

Through May 2018, USN was a guarantor for a maximum of $1,433,000, approximately 25% of the original lease amount, on FOP’s seven-year lease.  It was a guarantor jointly with most of the other members (except USNC who is not a named guarantor) of FOP. The lease was fully repaid in May 2018.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000 at December 31, 2019 and 2018.  See Note C for further discussion of investments in unconsolidated entities.

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

Note L - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for each of the years ended December 31, 2019 and 2018.