Form 10-Q
period 2020-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2020-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)	Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2020 was 7,792,185.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1,989,000	$1,335,000
Accounts receivable	233,000	356,000
Investment in sales-type sublease - current	984,000	888,000
Other current assets	98,000	102,000
Total current assets	3,304,000	2,681,000

Other assets:
Note receivable	38,000	38,000
Due from related parties	1,150,000	1,422,000
Investment in sales-type sublease - net of current portion	-	532,000
Investments in unconsolidated entities	250,000	179,000
Deferred tax asset	203,000	17,000
Total other assets	1,641,000	2,188,000

Property and equipment:
Operating lease right-of-use asset	112,000	128,000
Total property and equipment	112,000	128,000

TOTAL ASSETS	$5,057,000	$4,997,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$323,000	$901,000
Operating lease right-of-use liability - current portion	38,000	36,000
Accounts payable and accrued expenses	236,000	255,000
Deferred revenue	554,000	226,000
Income taxes payable	435,000	220,000
Total current liabilities	1,586,000	1,638,000

Obligations under finance lease - net of current portion	-	89,000
Operating lease right-of-use liability - net of current portion	87,000	106,000
Guarantee liability	11,000	11,000
Total liabilities	1,684,000	1,844,000

STOCKHOLDERS’ EQUITY

Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at June 30, 2020 and December 31, 2019.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	195,000	(25,000)
Total stockholders’ equity	3,373,000	3,153,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,057,000	$4,997,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2020	2019

Revenue	$596,000	$825,000

Costs and expenses:
Patient expenses	116,000	84,000
Selling, general and administrative	342,000	365,000

Total	458,000	449,000

Operating income	138,000	376,000

Interest expense	(7,000)	(25,000)
Interest income - sales-type sublease	20,000	35,000
Loss from investments in unconsolidated entities, net	(91,000)	(470,000)

Income (loss) before income taxes	60,000	(84,000)

(Provision) benefit for income taxes	(15,000)	25,000

Net income (loss)	$45,000	$(59,000)

Basic and diluted net income (loss) per share	$0.01	$(0.01)

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

Revenue	$1,343,000	$1,666,000

Costs and expenses:
Patient expenses	195,000	170,000
Selling, general and administrative	644,000	673,000

Total	839,000	843,000

Operating income	504,000	823,000

Interest expense	(19,000)	(54,000)
Interest income - sales-type sublease	44,000	73,000
Loss from investments in unconsolidated entities, net	(236,000)	(664,000)

Income before income taxes	293,000	178,000

Provision for income taxes	(73,000)	(51,000)

Net income	$220,000	$127,000

Basic and diluted net income per share	$0.03	$0.02

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$220,000	$127,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	16,000	17,000
Loss from investments in unconsolidated entities, net	236,000	664,000
Distributed earnings from unconsolidated entities	63,000	-
Deferred income taxes	(186,000)	(183,000)
Changes in:
Accounts receivable	123,000	(93,000)
Income taxes receivable/payable	215,000	90,000
Other current assets	4,000	36,000
Accounts payable and accrued expenses	(19,000)	(11,000)
Deferred revenue	328,000	312,000
Operating lease right-of-use liability	(17,000)	(17,000)
Net cash provided by operating activities	983,000	942,000

Cash flows from investing activities:
Advances to unconsolidated entities	(232,000)	(928,000)
Repayments from loans to unconsolidated entities	170,000	351,000
Captial contributions to unconsolidated entities	(36,000)	-
Principal payments received under sales-type sublease	436,000	407,000
Net cash provided by (used in) investing activities	338,000	(170,000)

Cash flows from financing activities:
Repayment of finance lease obligations	(667,000)	(673,000)
Net cash used in financing activities	(667,000)	(673,000)

Net change in cash and cash equivalents	654,000	99,000
Cash and cash equivalents - beginning of year	1,335,000	1,519,000
Cash and cash equivalents - end of year	$1,989,000	$1,618,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,000	$58,000
Income taxes	$47,000	$140,000
Supplemental disclosure of noncash investing and financing activities:
Recognition of a right-of-use asset	$-	$161,000
Recognition of a right-of-use liability	$-	$176,000
Derecognition of deferred rent liability (previously included in accounts payable and accrued expenses)	$-	$15,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

The tables below present financial information associated with our leases.

	Classification	June 30, 2020	June 30, 2019
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$984,000	$858,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	-	984,000
Operating lease assets	Operating lease right-of-use asset	112,000	144,000
Total leased assets		$1,096,000	$1,986,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$323,000	$1,391,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	38,000	34,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	-	323,000
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	87,000	125,000
Total lease liabilities		$448,000	$1,873,000

Lease Cost
Operating lease cost	Selling, general and administrative	$21,000	$21,000

Finance lease cost
Interest on lease liabilities	Interest expense	16,000	52,000

Sublease income	Interest income - sales-type sublease	44,000	73,000
Net lease (income)		$(7,000)	$-

Maturity of lease liabilities (as of June 30, 2020)	Operating lease	Finance lease
2020	22,000	240,000
2021	45,000	90,000
2022	46,000	-
2023	24,000	-
Total	$137,000	$330,000
Less amount representing interest	12,000	7,000
Present value of lease liabilities	$125,000	$323,000
Discount rate	5.850%	4.555%

Reclassifications:

Certain balances for the six months ended June 30, 2019 have been reclassified to conform with the 2020 presentation. These reclassifications had no effect on previously reported net income or cash flows.

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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement (“NYU Agreement”).  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021, at which time the NYU contract ends and title to the gamma knife will transfer to NYU.

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

At June 30, 2020 and December 31, 2019, the Company’s recorded investment of NeuroPartners LLC and CGK was $114,000 and $0, respectively. For the six months ended June 30, 2020 and 2019, the Company’s equity in earnings of NeuroPartners LLC and CGK was $114,000 and $45,000 respectively. At June 30, 2020 and December 31, 2019, amounts due from related parties was $0 and $23,000, respectively, including $20,000 of distributions receivable at December 31, 2019.  These distributions were received in 2020.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended June 30,
	2020	2019

Patient Revenue	$670,000	$489,000

Net income	$332,000	$147,000

USNC’s equity in earnings of NeuroPartners LLC and CGK	$114,000	$45,000

	Three Months Ended June 30,
	2020	2019

Patient Revenue	$354,000	$189,000

Net income	$176,000	$22,000

USNC’s equity in earnings of NeuroPartners LLC and CGK	$61,000	$1,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30, 2020	December 31, 2019

Current assets	$439,000	$163,000

Noncurrent assets	679,000	807,000

Total assets	$1,118,000	$970,000

Current liabilities	$788,000	$380,000

Noncurrent liabilities	-	593,000

Equity (deficit)	330,000	(3,000)

Total liabilities and equity	$1,118,000	$970,000

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at June 30, 2020  or December 31, 2019. FOP will continue to monitor the impact of 21st Century Oncology’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,179,000 at June 30, 2020 and $3,273,000 at December 31, 2019. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CB Oncology Partners, LLC (“CBOP”). The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $166,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At June 30, 2020, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made since June 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these Condensed Consolidated Financial Statements are available to be issued.

The Company’s recorded investment in FOP at June 30, 2020 and December 31, 2019 has been reduced to zero due to losses incurred in prior years.  No equity in earnings has been recorded by the Company for the six months ended June 30, 2020 and the year ended December 31, 2019, due to FOP’s deficit at June 30, 2020 and December 31, 2019.

Amounts due from FOP at June 30, 2020 total $502,000 of outstanding principal, of which $493,000 has been reserved, for a net receivable balance of $9,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. Amounts due from FOP at December 31, 2019 total $649,000 of outstanding principal less $588,000 of allowances, for a net receivable balance of $61,000, included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrue interest at 6% per annum. During the three months ended June 30, 2020, FOP repaid $155,000 of the amounts due to the Company.  At June 30, 2020 and December 31, 2019, total accrued interest was $92,000 and $68,000 respectively. The Company has recorded a full allowance against the accrued interest at June 30, 2020 and December 31, 2019. The Company recorded increases in the allowances as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Six Months Ended June 30,
	2020	2019

Patient Revenue	$-	$1,922,000

Rental Income	$-	$362,000

Net income (loss)	$37,000	$(591,000)

USNC’s equity in income (loss) of FOP	$9,000	$(143,000)

	Three Months Ended June 30,
	2020	2019

Patient revenue	$-	$891,000

Rental income	$-	$181,000

Net income (loss)	$89,000	$(409,000)

USNC’s equity in income (loss)of FOP	$22,000	$(99,000)

FOP Condensed Balance Sheet Information

	June 30, 2020	December 31, 2019

Current assets	$165,000	$165,000

Noncurrent assets	1,148,000	1,202,000

Total assets	$1,313,000	$1,367,000

Current liabilities	$3,972,000	$4,003,000

Noncurrent liabilities	1,031,000	1,091,000

Deficit	(3,690,000)	(3,727,000)

Total liabilities and deficit	$1,313,000	$1,367,000

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method, at June 30, 2020. The Company’s recorded investment in BOPRE is $136,000 and $179,000 at June 30, 2020 and December 31, 2019, respectively, which is net of $43,000 of distributions during the six months ended June 30, 2020.

USNC is a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. In May 2020 the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied.  The outstanding balance on the mortgage is $3,149,000 at June 30, 2020 Any liability from this guarantee would be mitigated by the recovery from the underlying real estate, and the Company expects its potential exposure from this guarantee to be remote.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2020	2019

Rental Income	$-	$-

Net Income	$7,000	$-

USNC’s equity in earnings of BOPRE	$1,000	$-

Three Months Ended June 30,
	2020	2019

Rental Income	$-	$-

Net income	$-	$-

USNC’s equity in earnings of BOPRE	$-	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2020	December 31, 2019

Current assets	$40,000	$64,000

Noncurrent assets	757,000	935,000

Total assets	$797,000	$999,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	797,000	999,000

Total liabilities and equity	$797,000	$999,000

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

During the six months ended June 30, 2020, USNC contributed $36,000 of capital to MOP all of which was written off.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the six months ended June 30, 2020 and 2019, the Company’s equity in loss of MOP was $249,000 and $37,000, respectively, but was not recorded due to prior losses.

Amounts due from MOP and UOMA at June 30, 2020 total $1,277,000 of outstanding principal, less $1,043,000 of allowances for a net receivable of $234,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. At December 31, 2019 amounts due from MOP and UOMA total $1,126,000 of outstanding principal less $796,000 of allowances, for a net receivable of $330,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. Increases in these allowances have been recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Six Months Ended June 30,
	2020	2019

Patient revenue	$932,000	$1,347,000

Net loss	$(696,000)	$(103,000)

USNC’s equity in loss in MOP	$(249,000)	$(37,000)

	Three Months Ended June 30,
	2020	2019

Patient revenue	$417,000	$737,000

Net loss	$(462,000)	$(65,000)

USNC’s equity in loss in MOP	$(165,000)	$(23,000)

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2020	December 31, 2019

Current assets	$228,000	$247,000

Noncurrent assets	652,000	807,000

Total assets	$880,000	$1,054,000

Current liabilities	$2,413,000	$1,907,000

Noncurrent liabilities	344,000	427,000

Deficit	(1,877,000)	(1,280,000)

Total liabilities and deficit	$880,000	$1,054,000

Note G - CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC originally had a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025. In July 2020 CBOP and BB&T further agreed to reduce the monthly payments for the life of the loan and extended the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously-made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions are not expected to be met and, accordingly, the Company’s equity interest in CBOP increased to 28.58% in June 2020.

Amounts due from CBOP at June 30, 2020, total $2,159,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $907,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. At December 31, 2019, CBOP owed the Company $2,207,000, of which $1,207,000 had been reserved for. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $32,000 and $44,000 for the six months ended June 30, 2020 and 2019 respectively. At June 30, 2020 and December 31, 2019, total accrued interest was $211,000 and $148,000, respectively, all of which has been fully reserved for. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended June 30,
	2020	2019

Patient revenue	$894,000	$748,000

Net loss	$(400,000)	$(573,000)

USNC’s equity in loss in CBOP	$(100,000)	$(139,000)

	Three Months Ended June 30,
	2020	2019

Patient revenue	$427,000	$335,000

Net loss	$(184,000)	$(340,000)

USNC’s equity in loss in CBOP	$(48,000)	$(83,000)

CBOP Condensed Balance Sheet Information

	June 30, 2020	December 31, 2019

Current assets	$474,000	$380,000

Noncurrent assets	4,571,000	4,869,000

Total assets	$5,045,000	$5,249,000

Current liabilities	$3,251,000	$3,026,000

Noncurrent liabilities	3,673,000	4,019,000

Deficit	(1,879,000)	(1,796,000)

Total liabilities and deficit	$5,045,000	$5,249,000

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 25%, for the six months ended June 30, 2020, and 29% for the six months ended June 30, 2019.   The Company recorded a tax charge of $73,000 and $51,000 for the six months ended June 30, 2020 and 2019, respectively.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2019 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances to, unconsolidated entities.

We adopted the provisions of Topic 842 as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of the ROU assets and lease liabilities. Although a significant amount of our revenue is now accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows. Because of the modified retrospective transition method we used to adopt Topic 842, Topic 842 was not applied to periods prior to adoption and the adoption of Topic 842 had no impact on our previously reported results.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

The novel coronavirus COVID-19 pandemic has had a materially adverse effect on operations in New York and Florida.  The extent of the impact of the pandemic on our operational and financial performance in future periods will depend on certain developments, including the duration and spread of the outbreak and its continued impact on our customers, which are uncertain and cannot be fully predicted at this time.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, and stockholders.  At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain.  While we are unable to quantify the long term impact at this time, we have observed at our centers in Florida increases in patient cancellations and requests to reschedule appointments due to the effects of the pandemic, such as the difficulties faced by some patients in traveling to our treatment centers and fear of exposure to the virus.  At our NYU facility, we have experienced some disruption in patient flow as a result of the significant increase in the general operations at the hospital resulting from increased patient admissions as well as illnesses among the hospital staff. We experienced a 29% reduction in procedures at NYU for the first six months of 2020 as compared to the first six months of 2019. At one point, our entire staff of the facility tested positive which severely impacted operations. We expect that operations will begin returning to normal levels, although in July the principal physician at the New York facility was on PTO for two weeks. The reduction in procedures resulted in an increase in the effective average rate per procedure, from $5,572 to $6,130, accounted for prospectively. The change in estimate resulted in an additional $124,000 of revenue recorded effective April 1, 2020.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Patient revenue for the three months ended June 30, 2020 and 2019 was $596,000 and $825,000, respectively. The lower revenue in 2020 was primarily due to fewer procedures being performed in the three months ended June 30, 2020, compared to the corresponding prior year period, because of the COVID-19 outbreak, partly offset by an increase in the effective rate per procedure.

Patient expenses for the three months ended June 30, 2020 were $116,000, an increase of 38% compared to $84,000 reported for the comparable period in the previous year, primarily due to higher gamma knife supplies expenses during the second quarter of 2020.

Selling, general and administrative expense of $342,000 for the second quarter of 2020 was 6% lower than the $365,000 incurred during the comparable period in 2019, due mostly to lower insurance, travel and consulting costs partly offset by higher accounting fees during the three months ended June 30, 2020.

The Company incurred $7,000 of interest expense in the second quarter of 2020 and $25,000 in the comparable period in 2019 related to finance leases, due to lower principal balances on the gamma knife, ICON unit, and Cobalt reload leases.

The Company earned $20,000 and $35,000 of interest income from its investment in a sales-type sublease for the three months ended June 30, 2020 and 2019, respectively, with the lower 2020 income also due to lower outstanding principal balances.

During the three months ended June 30, 2020, the Company recognized a loss of $91,000 from its investment in unconsolidated entities compared to a $470,000 loss during the same period in 2019. The lower current quarter loss is primarily due to a reduction of advances made to its unconsolidated entities and associated allowances.

During the three months ended June 30, 2020, the Company recognized an income tax provision of $15,000 compared to an income tax benefit of $25,000 during the same period in 2019.

For the three months ended June 30, 2020, the Company reported a net income of $45,000 as compared to a loss of $59,000 for the same period a year earlier.

Six months ended June 30, 2020 compared to Six months ended June 30, 2019

Patient revenue for the six months ended June 30, 2020 and 2019 was $1,343,000 and $1,666,000, respectively. The lower revenue in 2020 was primarily due to fewer procedures being performed in the six months ended June 30, 2020, compared to the corresponding prior year period, because of the COVID-19 outbreak, partly offset by an increase in the effective rate per procedure.

Patient expenses for the six months ended June 30, 2020 were $195,000, an increase of 15% compared to $170,000 reported for the comparable period in the previous year, primarily due to higher gamma knife supplies expenses during the first half of 2020.

Selling, general and administrative expense of $644,000 for the first six months of 2020 was 4% lower than the $673,000 incurred during the comparable period in 2019, due mostly to lower insurance costs and consulting fees during the six months ended June 30, 2020.

The Company incurred $19,000 of interest expense in the first half of 2020 and $54,000 in the comparable period in 2019 related to finance leases, due to lower principal balances on the gamma knife, ICON unit, and Cobalt reload leases.

The Company earned $44,000 and $73,000 of interest income from its investment in a sales-type sublease for the six months ended June 30, 2020 and 2019, respectively with the lower 2020 income also due to lower outstanding principal balances.

During the six months ended June 30, 2020, the Company recognized a $236,000 loss from its investment in unconsolidated entities compared to a $664,000 loss during the same period in 2019. The lower current period loss is primarily due to a reduction of advances made to its unconsolidated entities and associated allowances.

During the six months ended June 30, 2020, the Company recognized an income tax provision of $73,000 compared to an income tax provision of $51,000 during the same period in 2019.

For the six months ended June 30, 2020, the Company reported a net income of $220,000 as compared to $127,000 for the same period a year earlier.

Liquidity and Capital Resources

At June 30, 2020, the Company had working capital of $1,718,000 as compared to $1,043,000 at December 31, 2019. Cash and cash equivalents at June 30, 2020 were $1,989,000 as compared to $1,335,000 at December 31, 2019.

Net cash provided by operating activities for the six months ended June 30, 2020 was $983,000 as compared to $942,000 in the same period a year earlier.

With respect to investing activities, the Company made $232,000 of advances to FOP, CBOP, and MOP during the six months ended June 30, 2020, compared with $928,000 of loans and advances in the same period a year earlier to assist with business operations and working capital requirements. The Company also made $36,000 of capital contributions to, and received $63,000 of distributed earnings from unconsolidated entities in the first half of 2020 with no corresponding payments or cash receipts in the first half of 2019. The Company received $170,000 of repayments from loans to unconsolidated entities in the first half of 2020 compared with $351,000 of repayments in the first half of 2019. The Company also received $436,000 in principal payments under the NYU sales-type sublease in 2020, compared to $407,000 during the first six months of 2019.

With respect to financing activities, the Company paid $667,000 towards its finance lease obligations during the six months ended June 30, 2020, compared with $673,000 in 2019.

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

The COVID-19 Pandemic and Its Potential Adverse Effect on Business Operations and Financial Condition.   The novel coronavirus COVID-19 pandemic has had a materially adverse effect on operations in New York and Florida, and could continue to impact our business in all locations.  Most states and municipalities in the U.S., including New York, California and Florida, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering Gamma Knife and other radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2020: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 14, 2020	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant