Form 10-K
period 2020-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2021-04-07
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Yes  ☐    No  ☒

As of June 30, 2020 the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $811,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of April 5, 2021, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal Year Ended December 31, 2020

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

The Company estimates that, as of December 31, 2020, there were approximately 120 gamma knife treatment centers in the U.S.

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell this center to 21st Century Oncology in December of 2015. The recognition of the sale had not occurred as of December 31, 2020.

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

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center. The intent was for FOP to operate the center for at least 10 years, but in June 2019 FOP ceased operations at the center.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these consolidated financial statements are available to be issued.

The Company, through its noncontrolling interest in joint ventures, is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

Gamma Knife Technology

The gamma knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery.  The gamma knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity.  The lesion is first targeted with precision accuracy using advanced imaging and three-dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography.  Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient’s skull.  The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter).  Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement (“NYU Agreement”).  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April 29, 2014. The Company expects to generate revenue from the restored gamma knife center under the NYU contract until March 2021, at which time the NYU contract ended and title to the gamma knife transferred to NYU.

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

NYU pays the Company a scheduled fee based on the number of patient procedures performed. There were 462 patients treated during the year ended December 31, 2020, whereas in the prior year there were 559 patients treated at the facility. Total revenue in 2020 from NYU was $3,173,000 as opposed to total revenue of $3,070,000 in 2019.

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

In September 2017, the Company and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, with 41 monthly installments of $50,000 from October 2017 through February 2021, and a final payment of $350,000 on March 31, 2021.  Previously, the NYU agreement ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the estimated future value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

With the September 2017 amendment, the Company became obligated to reload the cobalt for the gamma knife at its own expense and bear the cost of site work involved in reloading the cobalt, up to a maximum of $1,088,000.  In July 2018, the Company entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife equipment with a cost, including sales taxes, of $925,000. This cobalt reload occurred in July 2018, and the gamma knife center reopened on August 6, 2018. The Company obtained lease financing of $833,000 to partially finance the reload of the cobalt and paid the remaining balance directly to Elekta. In addition, the Company incurred costs of $578,000 to install the new cobalt to be paid directly to the contractor. All cobalt related costs were finalized by October 1, 2018 and totaled $1,503,000. As a result of the Company satisfying its obligation to reload the cobalt, the agreement with NYU met the criteria to be classified as a sales type lease. In addition, the Company is now no longer obligated to restore the NYU facility to its original condition. Accordingly, all related assets and the asset retirement obligation were derecognized effective October 1, 2018.

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease was payable over 60 months.  The first payment of $31,000 was paid on April 1, 2016 and the final payment was paid on March 1, 2021.  The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral, and thus expects any exposure from this guarantee to be remote.

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

At December 31, 2020 and 2019, the Company’s recorded investment in NeuroPartners LLC and CGK was $26,000 and $0, respectively. During the years ended December 31, 2020 and 2019, the Company’s equity in earnings in NeuroPartners LLC and CGK was $124,000 and $92,000, respectively. At December 31, 2020 and 2019, amounts due from related parties was $9,000 and $31,000, respectively, including $20,000 of distributions receivable at December 31, 2019, which distributions were received in 2020.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at December 31, 2020 by USNC, or December 31, 2019 by FOP. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.  FOP will continue to monitor the impact of 21st Century Oncology’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,066,000 at December 31, 2020 and $3,273,000 at December 31, 2019. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At December 31, 2020, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made since June 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these Consolidated Financial Statements are available to be issued.

The Company’s recorded investment in FOP at December 31, 2020 and 2019 has been reduced to zero due to losses incurred in prior years.  No equity in earnings has been recorded by the Company for the years ended December 31, 2020 and 2019, due to FOP’s deficit at December 31, 2020 and 2019.

Amounts due from FOP at December 31, 2019 total $649,000 of outstanding principal less $588,000 of allowances, for a net receivable balance of $61,000, included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrued interest at 6% per annum. During the year ended December 31, 2020, the Company wrote off all remaining amounts due from FOP and accrued interest thereon, resulting in a $78,000 loss. During the year ended December 31, 2020, FOP repaid $155,000 of the amounts due to the Company.  At December 31, 2019, total accrued interest was $68,000. The Company has recorded a full allowance against the accrued interest at December 31, 2019. The Company recorded amounts written off and increases in the allowances as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Boca Oncology Partners

During the quarter ended June 30, 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $134,000 and $179,000 at December 31, 2020 and 2019, respectively, which is net of $58,000 of distributions received from BOPRE during the year ended December 31, 2020.

USNC was a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. In April 2020, the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied and removed USNC as a guarantor.

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. During the year ended December 31, 2020, USNC contributed $125,000 of capital to MOP all of which was written off. For the year ended December 31, 2020 and 2019, the Company’s equity in loss of MOP was $450,000 and $156,000, respectively, but was not recorded due to prior losses.

At December 31, 2019 amounts due from MOP and UOMA total $1,126,000 of outstanding principal less $796,000 of allowances, for a net receivable of $330,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2020, the Company wrote off all remaining amounts due from MOP and UOMA and accrued interest thereon, resulting in a $686,000 loss. Increases in these allowances and amounts written off have been recorded as losses from investments in unconsolidated entities.

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

Amounts due from CBOP at December 31, 2020, total $2,154,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. At December 31, 2019, CBOP owed the Company $2,207,000, of which $1,207,000 had been reserved for a net receivable of $1,000,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $125,000 and $103,000 for the years ended December 31, 2020 and 2019 respectively. At December 31, 2020 and 2019, total accrued interest was $273,000 and $148,000, respectively, all of which has been fully reserved for. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

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

Regulatory Environment

The levels of revenues and profitability of companies involved in the health services industry, such as the Company, may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.  Although the Company does not believe that its business activities will be materially affected in the foreseeable future, it is not possible to predict the long term effect of recent and future changes in the regulatory environment, or the responses of federal, state or private payors for healthcare goods and services in response to healthcare proposals or legislation.

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

In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies.  Although patients are ultimately responsible for services rendered, the Company expects that the majority of its revenues will be derived from reimbursements by third party payors.  Medicare has authorized reimbursement for gamma knife and other forms of cancer treatment.  Over the last several years, such third-party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost containment measures.  Therefore, although treatment costs using the gamma knife compare favorably to traditional invasive brain surgery, it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

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

With respect to other cancer centers in which the Company has an interest, the Company participates with other physician groups and other investors in planning and constructing the facility and purchasing the necessary equipment, such as an IMRT or IGRT.  The Company plays a lead role in the initial planning and establishment of those centers but does not control the day-to-day operations thereafter.  The long-term success of those centers depends to a significant degree on the operating decisions made by the physicians and administrators at those centers.

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

The Company has finalized arrangements with NYU regarding the restored gamma knife center and the Company’s long-term contract with NYU.  The location of the restored facility, with the new Leksell PERFEXION gamma knife, is in the Tisch Hospital of NYU Langone Medical Center. The center reopened and the first patient was treated on April 29, 2014.  Substantially all of the Company’s revenue for 2020 and 2019 resulted from patients treated at this facility. The Company’s lease with NYU ends in March 2021, and it has agreed to sell its gamma knife to NYU at the end of the lease term. Effective October 1, 2018 the Company’s arrangement with NYU met the criteria to be classified as a sales-type lease, resulting in the derecognition of the gamma knife and related assets and obligations.

The COVID-19 Outbreak May Continue to Adversely Affect Our Business Operations and Financial Condition.

The novel coronavirus COVID-19 pandemic has had a materially adverse effect on operations in New York and Florida and could continue to impact our business in all locations.  Most states and municipalities in the U.S., including New York, California, and Florida, continue to take action to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering Gamma Knife and other radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third-party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

While the healthcare treatments that are provided by the Company are generally critical to the well-being of the patients it serves, a sustained COVID-19 pandemic, and continued measures by government and the healthcare industry to contain the pandemic, could negatively impact results for the following reasons: (i) operations at medical facilities, including those operated by the Company, could be subject to reduced operation or prolonged closure; (ii) medical facilities may defer Gamma Knife and other cancer therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may defer or cancel treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) the outbreak could materially impact operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns; and/or (v) members of the Company’s workforce may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at December 31, 2020, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2019 through December 31, 2020.

Period	High Close	Low Close

January 1 – March 31, 2019	.25	.16
April 1 - June 30, 2019	.25	.20
July 1 – September 30, 2019	.25	.17
October 1 – December 31, 2019	.24	.20

January 1 – March 31, 2020	.20	.15
April 1 - June 30, 2020	.28	.11
July 1 – September 30, 2020	.28	.19
October 1 – December 31, 2020	.33	.25

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 5, 2021, there were approximately 66 holders of record of the Company’s Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2020, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2020 Compared to 2019

Patient revenue in 2020 was $3,173,000 as compared to $3,070,000 in 2019. The increase in revenue is primarily due to a higher effective rate per procedure. This is in turn due to a reduction in procedures in contract year 2019/20 due to COVID-19, and in contract year 2020/21, due to the NYU contract ending in March 2021 This effect more than offset the decrease in the number of procedures performed from 2019 (559) to 2020 (462).

Patient expenses in 2020 were $361,000 as compared to $350,000 in 2019. Patient expenses do not vary materially with the number of procedures performed, but are tied to maintenance and other fixed expenses. The increase in patient expenses is due to an increase in supplies to maintain and run the gamma knife and marginally higher maintenance costs.

SG&A decreased by $33,000 or approximately 3% from $1,230,000 in 2019 to $1,197,000 in 2020.  This decrease is primarily due to a decease in travel, entertainment, and consulting fees due to the COVID Pandemic. Interest expense decreased to $25,000 in 2020 from $91,000 in 2019, due mainly to lower principal amounts outstanding in 2020.  Loss from investments in unconsolidated entities decreased from $1,386,000 in 2019 to $809,000 in 2020, primarily due to lower impairments of amounts advanced to FOP, MOP and CBOP, in turn due to lower advances to those entities in 2020.  The Company reported a net income of $533,000 in 2020, as compared to a net income of $142,000 in the prior year, primarily due to the $577,000 reduction of loss from investments in unconsolidated entities.  The Company incurred an income tax charge of $323,000 in 2020, compared with $9,000 in 2019.

Liquidity and capital resources

At December 31, 2020, the Company had working capital of $2,597,000 as compared to $1,043,000 at December 31, 2019. Total assets decreased by $824,000 from 2019 to 2020 principally due to the reduction of the investment in sales-type sublease and amounts due from related parties, partly offset by increased cash held at December 31, 2020. Cash and cash equivalents at December 31, 2020 were $2,030,000 as compared to $1,335,000 at December 31, 2019.

Net cash provided by operating activities was $1,117,000 in 2020 as compared to $1,547,000 in 2019.  Net cash used in financing activities was $901,000 in 2020 as compared to $1,397,000 used in 2019 mainly due to lower finance lease principal payments.

For the year ended December 31, 2020, net cash provided by investing activities was $479,000 in 2020 as compared to $334,000 used in 2019, primarily due to $1,113,000 lower net advances to unconsolidated entities.

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

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period.  Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. The MLPs include fixed monthly payments of $50,000 through February 2021, and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021.  The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. Until the 2021 contract renewal in October of 2020, the patient revenue under the tiered schedule had been considered contingent income under the sales type lease and until October 31, 2020 was recognized on a systematic basis using an average fee per procedure.  The Company has recorded patient revenue based on procedures performed at the applicable billing rate for each procedure since November 1, 2020 for the current contract year, since the Company does not expect to exceed the threshold at which billing rates decrease before the completed sale of the equipment on March 31, 2021.

NYU Maintenance Revenue

The NYU agreement, which ends in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine. USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 for 2020 and $316,000 for 2019 and was recognized ratably over each year.

Asset retirement obligations

The Company records liabilities for legal obligations associated with the retirement of tangible long-lived assets based on the estimated future cost of asset retirement obligations discounted to present value and records a corresponding asset and liability on its consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  In 2014 the Company estimated that the cost to remove the gamma knife at the end of the agreement to be approximately $620,000.  The estimated costs of these obligations are capitalized as costs of the assets subject to the retirement obligations and amortized over the lives of the assets.  The Company had previously recorded an asset retirement obligation associated with the gamma knife at NYU. This obligation was derecognized when the NYU agreement was recharacterized as a sales type lease.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2020: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	76	President & Chairman of the Board

William F. Leimkuhler	69	Director

Charles H. Merriman, III	86	Director

Susan Greenwald	75	Vice President and Secretary

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

William F. Leimkuhler has served as director of the Company since May 1999.  He currently serves as Lead Director of the Company’s Board of Directors.  He also served as a director of GHS since 1984 through November 1999.  Since November 2017, Mr. Leimkuhler has served as the Chief Financial Officer, and most recently as Vice President of Mutualink, Inc., a provider of communications interoperability solutions for public safety agencies, critical infrastructure, schools and private enterprise.  From October 1999 until November 2017, he served as General Counsel of Paice LLC, the developer of an advanced hybrid electric powertrain for passenger vehicles.  In recent years, he has also acted as a consultant to several emerging growth companies on corporate and business development matters.  From January 1994 until October 1999, he served as Vice President and General Counsel of Allen & Company Incorporated, an investment banking firm.  Mr. Leimkuhler also serves as a director of Argan, Inc.

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2020, the Board of Directors did not meet. In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2020, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2020, 2019, and 2018 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2020	$300,000
President & Chairman	2019	$300,000
of the Board	2018	$300,000

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

Director Compensation

During 2020, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 5, 2021, certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2020, and 2019, the Company paid $132,000 and $135,000 respectively, to Aronson, LLC for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2020, and 2019, the Company incurred $49,000 and $14,000 respectively for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2020, and 2019, the Company paid $34,000 and $33,000 for Tax Fees to KatzAbosch and Dixon Hughes Goodman LLP, respectively.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2020, and 2019, the Company did not pay or accrue any amounts for these services.

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

Dated: April 7, 2021

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 7, 2021	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 7, 2021	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 7, 2021	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of income under the Company’s contract with New York University

As outlined in Note B[2], in order to recognize revenue under its contract with New York University (“NYU”) the Company is required to allocate all consideration payable by NYU between fixed payments attributable to the Company’s investment in sales type lease, contingent consideration based on usage of the leased equipment, and reimbursement of maintenance costs incurred.  The Company is also required to determine the expected consideration earned for each patient procedure performed due to the contingent consideration being based on a tiered billing schedule.

Significant judgment is exercised by the Company when determining the contingent consideration to be earned under the NYU contract, and includes the following considerations:

•	Total number of procedures to be performed in each contract year.
•	Expected average resulting rate per procedure earned.

Our audit procedures related to testing the Company’s estimates and allocation of revenue between the investment in sales type lease, contingent lease consideration and maintenance revenue, and determination of income to be recognized included the following:

•	We assessed the design and implementation of internal controls relating to the Company’s recognition of income and collection of receivables under the NYU contract.
•
We evaluated management’s accounting policies related to income recognition and investment in sales type lease.  This included evaluating management’s methodology for allocating total consideration under the NYU contract between the investment in sales type lease, contingent consideration and maintenance revenue.

•	We confirmed all billings made to NYU during 2020 with a representative at NYU, and agreed those billings to underlying usage reports.
•	We tested cash receipts for substantially all billings generated during 2020.
•
We performed a retrospective review of the procedures estimated to be performed in contract year 2019/2020 at the end of 2019, and compared these estimates with the actual procedures performed, including assessing the reasonableness of any changes in estimates in 2020.

•
These procedures were designed to address the existence, occurrence, completeness, classification, valuation, rights and obligations, presentation and disclosure and cut-off of lease income, accounts receivable and investment in sales type lease.

Aronson LLC

We have served as the Company’s auditor since 2014.

Rockville, Maryland

April 7, 2021

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,030,000	$1,335,000
Accounts receivable	346,000	356,000
Investment in sales-type sublease - current	532,000	888,000
Other current assets	99,000	102,000
Total current assets	3,007,000	2,681,000

Other assets:
Notes receivable	-	38,000
Due from related parties	912,000	1,422,000
Investment in sales-type sublease - net of current portion	-	532,000
Investments in unconsolidated entities	160,000	179,000
Deferred tax asset	-	17,000
Total other assets	1,072,000	2,188,000

Property and equipment:
Operating lease right-of-use asset	94,000	128,000
Total property and equipment	94,000	128,000

TOTAL ASSETS	$4,173,000	$4,997,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$89,000	$901,000
Operating lease right-of-use liability - current portion	40,000	36,000
Accounts payable and accrued expenses	170,000	255,000
Deferred revenue	-	226,000
Income taxes payable	111,000	220,000
Total current liabilities	410,000	1,638,000

Obligations under finance lease - net of current portion	-	89,000
Operating lease right-of-use liability - net of current portion	66,000	106,000
Guarantee liability	11,000	11,000
Total liabilities	487,000	1,844,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at December 31, 2020 and 2019.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings (accumulated deficit)	508,000	(25,000)
Total stockholders’ equity	3,686,000	3,153,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,173,000	$4,997,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenue	$3,173,000	$3,070,000

Costs and expenses:
Patient expenses	361,000	350,000
Selling, general and administrative	1,197,000	1,230,000

Total	1,558,000	1,580,000

Operating income	1,615,000	1,490,000

Interest expense	(25,000)	(91,000)
Interest income	3,000	6,000
Interest income - sales-type sublease	72,000	132,000
Loss from investments in unconsolidated entities, net	(809,000)	(1,386,000)

Income before income taxes	856,000	151,000

Income tax provision	(323,000)	(9,000)

Net income	$533,000	$142,000

Basic and diluted net income per share	$0.07	$0.02

Weighted average common shares outstanding	7,792,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance - December 31, 2018	7,792,185	$78,000	$3,100,000	$(167,000)	$3,011,000

Net income for the year ended December 31, 2019	-	-	-	142,000	142,000

Balance - December 31, 2019	7,792,185	$78,000	$3,100,000	$(25,000)	$3,153,000

Net income for the year ended December 31, 2020	-	-	-	533,000	533,000

Balance - December 31, 2020	7,792,185	$78,000	$3,100,000	$508,000	$3,686,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$533,000	$142,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	34,000	33,000
Loss from investments in unconsolidated entities, net	809,000	1,386,000
Distributed earnings from unconsolidated entities	176,000	76,000
Accrued interest from notes receivable	-	(200,000)
Deferred income taxes	17,000	(331,000)
Changes in:
Accounts receivable	10,000	(38,000)
Income taxes receivable/payable	(109,000)	321,000
Other current assets	(6,000)	178,000
Accounts payable and accrued expenses	(85,000)	43,000
Deferred revenue	(226,000)	(29,000)
Operating lease right-of-use liability	(36,000)	(34,000)
Net cash provided by operating activities	1,117,000	1,547,000

Cash flows from investing activities:
Advances to unconsolidated entities	(459,000)	(1,572,000)
Repayments from loans to unconsolidated entities	175,000	434,000
Capital contributions to unconsolidated entities	(125,000)	(25,000)
Principal payments received under sales-type sublease	888,000	829,000
Net cash provided by (used in) investing activities	479,000	(334,000)

Cash flows from financing activities:
Repayment of finance lease obligations	(901,000)	(1,397,000)
Net cash used in financing activities	(901,000)	(1,397,000)

Net change in cash and cash equivalents	695,000	(184,000)
Cash and cash equivalents - beginning of year	1,335,000	1,519,000
Cash and cash equivalents - end of year	$2,030,000	$1,335,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$25,000	$94,000
Income taxes	$419,000	$158,000
Supplemental disclosure of noncash investing and financing activities:
Conversion of prior advance to unconsolidated entity in lieu of cash payment for capital contribution	$121,000	$-
Recognition of a right-of-use asset	$-	$161,000
Recognition of a right-of-use liability	$-	$176,000
Derecognition of deferred rent liability (previously included in accounts payable and accrued expenses)	$-	$15,000
Distributions accrued from unconsolidated entities	$-	$20,000

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

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. (See Note C[1])

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors. USNC owns a 24% interest in the venture. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011. The Company entered into an arrangement to sell the center to 21st Century Oncology in December 2015. The sale has not occurred as of December 31, 2020. (See Note C[2])

During 2011, the Company participated in the formation of Boca Oncology Partners RE, LLC (“BOPRE”), for the purpose of acquiring an interest in Boca West, IMP, LLC, (“Boca West, IMP”) which owns a medical office building. (See Note C[3]).

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.  However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group.  CB Oncology Partners, LLC (“CBOP”) was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP. USNC owns a 28.58% interest in CBOP.

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

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  Most states and municipalities in the U.S., including New York, California, and Florida, have taken aggressive measures to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering Gamma Knife and other radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

While the healthcare treatments that are provided by the Company are generally critical to the well-being of the patients it serves, a  sustained COVID-19 pandemic, and continued measures by the government and industry to contain the pandemic, could negatively impact results for the following reasons: (i) operations at medical facilities, including those operated by the Company, could be subject to reduced operation or prolonged closure; (ii) medical facilities may defer Gamma Knife and other cancer therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may defer or cancel treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) the outbreak could materially impact operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns; and/or (v) members of the Company’s workforce may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at December 31, 2020, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

As discussed below, following the adoption of Topic 606, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 840, Leases (which addresses lease accounting). We adopted ASC Topic 842, Leases which replaced Topic 840, on January 1, 2019. There were no significant changes to our revenue accounting upon adoption of Topic 842 (see significant account policies, item 17, for further discussion).

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Under Topic 606, the core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

The discussion below addresses our primary types of revenue as categorized by the applicable accounting standards.

NYU Lease revenue:

Prior to October 2018, the Company’s Gamma Knife Neuroradiosurgery Equipment Agreement with NYU (“NYU Agreement”) primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company received a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provided only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognized the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which runs from November 1, to the following October 31.  Any amounts received in excess of the average fee were considered deferred revenue.  At the end of each reporting period, the Company reviewed its estimated revenue for the contract year and adjusted revenue for any material changes in the estimate.  At the end of the contract year, the revenue was adjusted to the actual amount received or receivable.

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

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was re-evaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period. Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. These MLPs include fixed monthly payments of $50,000 through February 2021 and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021. The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. Until the 2021 contract renewal in October of 2020, the patient revenue under the tiered schedule had been considered contingent income under the sales type lease and was recognized on a systematic basis using an average fee per procedure, until October 2020   The Company has recorded patient revenue based on procedures performed at the applicable billing rate for each procedure since November 1, 2020 (the current contract year) since the Company does not expect to exceed the threshold at which billing rates decrease before the completed sale of the equipment on March 31, 2021.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NYU Maintenance Revenue:

The NYU agreement, which ended in March 2021, specifies that USN is obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation is incurred through the term of the agreement while patient procedures are performed. Usage of the gamma knife machine is directly linked to the maintenance of the machine.  USN bills NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $316,000 for 2020 and $316,000 for 2019, and was recognized ratably over each year.

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable

Accounts receivable only include amounts owed to the Company from the NYU Agreement.  The Company considers these accounts receivable to be collectible at December 31, 2020 and 2019. The Company continuously monitors its relationship with NYU and would provide a charge to income, if necessary, to absorb any expected losses.

[5]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as “Loss from investments in unconsolidated entities”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities. As such, the recorded balance of FOP, MOP, and CBOP have been taken to zero.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

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

The Company has adopted the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns.  If applicable, the Company records interest and penalties as a component of income tax expense, The Company had no uncertain material tax positions at December 31, 2020 and 2019. Tax years from January 1, 2017 to the current year remain open for examination by federal and state tax authorities.

[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period.  There were no common stock equivalents during 2020 and 2019, and therefore, no potential dilution for the periods presented.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred.  There were no advertising costs in 2020 and 2019.
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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2020 and 2019 because of the short maturity of these financial instruments.  The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2020 and 2019.
[16]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consist of amounts due from the medical centers.  Historically, credit losses on accounts receivable have not been significant. At December 31, 2020 and 2019, substantially all of the Company’s accounts receivable were due from one customer, NYU.
[17]	Leases:

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Under Topic 842, operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit rate; therefore, upon adoption of Topic 842, the Company used its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets include any initial lease payments made and exclude lease incentives received. The lease terms may include options to extend or terminate the lease that are reasonably certain to be exercised. Lease expense under Topic 842 is recognized on a straight-line basis over the lease term.

The tables below present financial information associated with our leases as of and for the years ended December 31, 2020 and 2019.

	Classification	December 31,
Assets		2020	2019
Current
Finance lease assets	Investment in sales-type sublease - current	$532,000	$888,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	-	532,000
Operating lease assets	Operating lease right-of-use asset	94,000	128,000
Total leased assets		$626,000	$1,548,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$89,000	$901,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	40,000	36,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	-	89,000
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	66,000	106,000
Total lease liabilities		$195,000	$1,132,000

Lease Cost
Operating lease cost	Selling, general and administrative	$42,000	$43,000

Finance lease cost
Interest on lease liabilities	Interest expense	23,000	89,000

Sublease income	Interest income - sales-type sublease	72,000	132,000
Net lease cost		$(7,000)	$-

Maturity of lease liabilities (as of December 31, 2020)	Operating lease	Finance lease
2021	45,000	90,000
2022	46,000	-
2023	24,000	-
Total	$115,000	$90,000
Less amount representing interest	9,000	1,000
Present value of lease liabilities	$106,000	$89,000
Discount rate	5.850%	5.850%

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note C - Investments in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease was payable over 60 months.  The first payment of $31,000 was paid on April 1, 2016 and the final payment was paid in March  2021.  The Company continues to be a 20% guarantor on the new lease and expects any potential obligations from this guarantee would be reduced by the recovery of the related collateral, and thus expects any exposure from this guarantee to be remote.

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

At December 31, 2020 and 2019, the Company’s recorded investment of NeuroPartners LLC and CGK was  $26,000 and $0, respectively. During the years ended December 31, 2020 and 2019, the Company’s equity in earnings of NeuroPartners LLC and CGK was $124,000 and $92,000, respectively. At December 31, 2020 and 2019, amounts due from related parties was $9,000 and $31,000, respectively, including $20,000 of distributions receivable at December 31, 2019.  These distributions were received in 2020.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Year Ended December 31,
	2020	2019

Patient revenue	$1,141,000	$1,020,000

Net income	$391,000	$303,000

USNC’s equity in income of Neuro Partners LLC and CGK	$124,000	$92,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2020	2019

Current assets	$121,000	$163,000

Noncurrent assets	551,000	807,000

Total assets	$672,000	$970,000

Current liabilities	$634,000	$380,000

Noncurrent liabilities	-	593,000

Equity (deficit)	38,000	(3,000)

Total liabilities and equity (deficit)	$672,000	$970,000

[2]	Florida Oncology Partners

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at December 31, 2020 by USNC, or December 31, 2019 by FOP. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.  FOP will continue to monitor the impact of 21st Century Oncology’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $3,066,000 at December 31, 2020 and $3,273,000 at December 31, 2019. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At December 31, 2020, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made since June 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these Consolidated Financial Statements are available to be issued.

The Company’s recorded investment in FOP at December 31, 2020 and 2019 has been reduced to zero due to losses incurred in prior years.  No equity in earnings has been recorded by the Company for the years ended December 31, 2020 and 2019, due to FOP’s deficit at December 31, 2020 and 2019.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Amounts due from FOP at December 31, 2019 total $649,000 of outstanding principal less $588,000 of allowances, for a net receivable balance of $61,000, included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrued interest at 6% per annum. During the year ended December 31, 2020, the Company wrote off all remaining amounts due from FOP and accrued interest thereon, resulting in a $78,000 loss.  During the year ended December 31, 2020, FOP repaid $155,000 of the amounts due to the Company.  At December 31, 2019, total accrued interest was $68,000. The Company has recorded a full allowance against the accrued interest at December 31, 2019. The Company recorded amounts written off and increases in the allowances as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Year Ended December 31,
	2020	2019

Patient revenue	$-	$1,922,000

Rental Income	$-	$543,000

Net loss	$(212,000)	$(1,377,000)

USNC’s equity in loss of FOP
	$(51,000)	$(334,000)

FOP Condensed Balance Sheet Information

	December 31,
	2020	2019

Current assets	$7,000	$165,000

Noncurrent assets	1,091,000	1,202,000

Total assets	$1,098,000	$1,367,000

Current liabilities	$4,068,000	$4,003,000

Noncurrent liabilities	969,000	1,091,000

Deficit	(3,939,000)	(3,727,000)

Total liabilities and equity	$1,098,000	$1,367,000

[3]	Boca Oncology Partners

During the quarter ended June 30, 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, BOPRE, an affiliated entity, purchased a 20% interest in Boca West IMP, owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $134,000 and $179,000 at December 31, 2020 and 2019, respectively, which is net of $58,000 of distributions received from BOPRE during the year ended December 31, 2020.

USNC was a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. In April 2020, the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied and removed USNC as a guarantor.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,

	2020	2019

Rental Income	$-	$-

Net income	$63,000	$46,000

USNC’s equity in income in BOPRE	$13,000	$11,000

BOPRE Condensed Balance Sheet Information

	December 31,
	2020	2019

Current assets	$27,000	$64,000

Noncurrent assets	757,000	935,000

Total assets	$784,000	$999,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	784,000	999,000

Total liabilities and equity	$784,000	$999,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[4]	Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. During the year ended December 31, 2020, USNC contributed $125,000 of capital to MOP all of which was written off.  For the year ended December 31, 2020 and 2019, the Company’s equity in loss of MOP was $450,000 and $156,000, respectively, but was not recorded due to prior losses.

At December 31, 2019 amounts due from MOP and UOMA total $1,126,000 of outstanding principal less $796,000 of allowances, for a net receivable of $330,000, all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2020, the Company wrote off all remaining amounts due from MOP and UOMA and accrued interest thereon, resulting in a $686,000 loss.  Increases in these allowances and amounts written off have been recorded as losses from investments in unconsolidated entities.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,

	2020	2019

Patient revenue	$2,104,000	$2,669,000

Net loss	$(1,256,000)	$(435,000)

USNC’s equity in loss in MOP	$(450,000)	$(156,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2020	2019

Current assets	$204,000	$247,000

Noncurrent assets	701,000	807,000

Total assets	$905,000	$1,054,000

Current liabilities	$2,736,000	$1,907,000

Noncurrent liabilities	410,000	427,000

Deficit	(2,241,000)	(1,280,000)

Total liabilities and deficit	$905,000	$1,054,000

5]	CB Oncology Partners

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Amounts due from CBOP at December 31, 2020, total $2,154,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. At December 31, 2019, CBOP owed the Company $2,207,000, of which $1,207,000 had been reserved for a net receivable of $1,000,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $125,000 and $103,000 for the years ended December 31, 2020 and 2019 respectively. At December 31, 2020 and 2019, total accrued interest was $273,000 and $148,000, respectively, all of which has been fully reserved for. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,

	2020	2019

Patient revenue	$1,795,000	$1,637,000

Net loss	$(730,000)	$(418,000)

USNC’s equity in loss of CBOP	$(195,000)	$(101,000)

CBOP Condensed Balance Sheet Information

	December 31,

	2020	2019

Current assets	$385,000	$380,000

Noncurrent assets	4,271,000	4,869,000

Total assets	$4,656,000	$5,249,000

Current liabilities	$3,181,000	$3,026,000

Noncurrent liabilities	3,684,000	4,019,000

Deficit	(2,209,000)	(1,796,000)

Total liabilities and deficit	$4,656,000	$5,249,000

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

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, with 41 monthly installments of $50,000 from October 2017 through February 2021, and a final payment of $350,000 on March 31, 2021. Previously, the NYU agreement ended on March 17, 2021 and NYU had an option to purchase the gamma knife equipment at the estimated future value of the equipment at that time.  In June 2017, the Company obtained an independent estimate of $2,570,000 for the estimated future fair value of the equipment in March 2021.  The Company believes that the accelerated payments amounting to $2,400,000 represent fair consideration considering all aspects of the transaction.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NYU Revenue Recognition:

The Company derived patient revenue from the NYU center of $3,173,000 and $3,070,000 in 2020 and 2019, respectively, consisting of lease revenue of $2,857,000 and $2,754,000 and maintenance revenue of $316,000 for both 2020 and 2019.

NYU Accounts Receivable and Contract Balances:

Accounts receivable presented in the Company’s Consolidated Balance Sheet represents an unconditional right to consideration from NYU. The NYU Agreement is primarily a leasing arrangement and does not have other contract assets or contract liabilities, other than associated deferred revenue.

Accounts receivable total $346,000 and $356,000 at December 31, 2020 and 2019 respectively.

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

The monthly fixed payments under the NYU Agreement amortize the investment in sublease until title passed to NYU on March 31, 2021. The NYU Agreement requires NYU to make monthly fixed payments of $30,000 and $50,000 through February 2021 with a final fixed payment of $380,000 ($30,000 and $350,000) in March 2021.

Future minimum lease payments to be received as of December 31, 2020 under the investment in sublease are as follows:

Year Ending December 31,

2021	540,000
540,000
Less interest	(8,000)
Present value of net minimum obligation	$532,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note F – Property and Equipment

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the property and equipment held by the Company was derecognized (Note E). As a result, no assets included in property and equipment remain on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019.

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

The obligations under the finance leases are as follows:

	December 31,
	2020	2019

Finance leases - Gamma Knife	$89,000	$990,000

Less current portion	(89,000)	(901,000)

	$-	$89,000

Effective October 1, 2018, when the NYU agreement was determined to be a to be a sales-type sublease between USN, the lessor, and NYU, the lessee, all of the leased property and equipment held by the Company was derecognized (Note E). As a result, no leased assets included in property and equipment remain on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019.

Future payments as of December 31, 2020 on the finance leases are as follows:

Year Ending December 31,

2021	$90,000
90,000
Less interest	(1,000)
Present value of net minimum obligation	$89,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Note H – Asset Retirement Obligations

When the agreement with NYU relating to the restored gamma knife was finalized in 2014, the Company estimated the cost to remove the gamma knife at the end of the agreement in 2021 to be $620,000.  Effective October 1, 2018, when the NYU agreement was determined to be a sales-type sublease between USN, the lessor, and NYU, the lessee, the asset retirement obligation was derecognized (Note E).  As a result, no asset retirement obligation remains on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019.

Note I - Concentrations

The Company derives substantially all of its revenue from NYU. (See Note D)

Note J – Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2020	2019

Current taxes:
Federal	$211,000	$271,000
State	95,000	69,000
Current taxes	306,000	340,000
Deferred taxes:
Federal	$12,000	$(288,000)
State	5,000	(43,000)
Deferred taxes	17,000	(331,000)
Income tax provision	$323,000	$9,000

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2020	2019

Income tax at the federal statutory rate	$180,000	$32,000
State income tax, net of federal taxes	52,000	10,000
Permanent differences and other	16,000	(7,000)
Change in estimated effective state tax rate	(4,000)	(26,000)
Change in valuation allowance	79,000	-

Income tax provision	$323,000	$9,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans
to those entities.	$561,000	$569,000
Excess of book depreciation over tax depreciation	192,000	-
Net operating loss	34,000	-
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	-	18,000
Valuation allowance	(79,000)	-
	708,000	587,000
Deferred tax liability:
Deferred gain on disposal of gamma knife	(634,000)	(526,000)
Excess of tax depreciation over book depreciation	-	(44,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	(74,000)	-
Net deferred tax asset	$-	$17,000

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2017.

Note K – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023. The terms of the lease include an escalation clause for a portion of certain operating expenses.

As discussed in Note B, we adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company’s office lease remained an operating lease and a lease liability in the amount of $176,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $161,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent.  As of December 31, 2020, the lease liability and the lease ROU asset amounted to $106,000 and $94,000, respectively.  Total operating lease expense for the years ended December 31, 2020 and 2019 was $42,000 and $43,000, respectively.

The maturities of the operating lease liability as of December 31, 2020 were as follows:

Year Ending December 31,

2021	45,000
2022	46,000
2023	24,000
115,000
Less interest	(9,000)
Present value of net minimum obligation	$106,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

[2]	NYU Gamma Knife:

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

In early 2014, the Company entered into a six-year lease in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The first payment of $78,000 was made on September 1, 2014, including $18,000 of interest, and the final payment was made in May 2020.

The Company entered into a second capital lease in 2014 to finance an additional $250,000 of installation and construction costs, which was repaid in July 2016.

In April 2016 the Company obtained lease financing of $879,000 to finance the acquisition of the ICON technology for the NYU Gamma Knife and associated installation costs. Monthly lease payments of $20,000 began in October 2016, and the final payment was made in September 2020.

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

USNC is a 20% guarantor on NeuroPartners, LLC’s lease, terminating March 2021, with respect to the gamma knife equipment, cobalt reload and associated construction, and certain leasehold improvements located at the Southern California Regional Gamma Knife Center at SARH in Upland, California. The outstanding balance on the lease obligations was $60,000 and $421,000 at December 31, 2020 and 2019, respectively.

Holdings is a guarantor of the full amount of the outstanding loan with BB&T Bank entered into in 2017, as described In Note C[2].  The outstanding balance on this loan was $3,066,000 and $3,273,000 at December 31, 2020 and 2019, respectively.

USNC was a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The Company was released from this guaranty when the mortgage was refinanced in April of 2020.

The Company expects any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and has recorded a liability of $11,000 at December 31, 2020 and 2019.  See Note C for further discussion of investments in unconsolidated entities.

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

Note L - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution.  Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.  The Company made a discretionary matching IRA contribution of $14,000 for each of the years ended December 31, 2020 and 2019.