Form 10-Q
period 2021-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2021-05-17
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2021 was 7,792,185.

Table of  Contents
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$2,543,000	$2,030,000
Accounts receivable	828,000	346,000
Investment in sales-type sublease - current	-	532,000
Other current assets	80,000	99,000
Total current assets	3,451,000	3,007,000

Other assets:
Due from related parties	916,000	912,000
Investments in unconsolidated entities	161,000	160,000
Total other assets	1,077,000	1,072,000

Property and equipment:
Operating lease right-of-use asset	86,000	94,000
Total property and equipment	86,000	94,000

TOTAL ASSETS	$4,614,000	$4,173,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$-	$89,000
Operating lease right-of-use liability - current portion	40,000	40,000
Accounts payable and accrued expenses	166,000	170,000
Income taxes payable	116,000	111,000
Total current liabilities	322,000	410,000

Operating lease right-of-use liability - net of current portion	56,000	66,000
Guarantee liability	11,000	11,000
Total liabilities	389,000	487,000

STOCKHOLDERS’ EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2021 and December 31, 2020.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings	1,047,000	508,000
Total stockholders' equity	4,225,000	3,686,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,614,000	$4,173,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

Table of  Contents
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Revenue	$1,061,000	$747,000

Costs and expenses:
Patient expenses	86,000	79,000
Selling, general and administrative	298,000	302,000

Total	384,000	381,000

Operating income	677,000	366,000

Interest expense	(2,000)	(11,000)
Interest income - sales-type sublease	8,000	24,000
Loss from investments in unconsolidated entities, net	(139,000)	(146,000)

Income before income taxes	544,000	233,000

Provision for income taxes	(5,000)	(58,000)

Net income	$539,000	$175,000

Basic and diluted net income per share	$0.07	$0.02

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

Table of  Contents
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$539,000	$175,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	8,000	8,000
Loss from investments in unconsolidated entities, net	139,000	146,000
Distributed earnings from unconsolidated entities	-	31,000
Deferred income taxes	-	(120,000)
Changes in:
Accounts receivable	(482,000)	(40,000)
Income taxes receivable/payable	5,000	179,000
Other current assets	19,000	6,000
Accounts payable and accrued expenses	(4,000)	13,000
Deferred revenue	-	362,000
Operating lease right-of-use liability	(10,000)	(8,000)
Net cash provided by operating activities	214,000	752,000

Cash flows from investing activities:
Advances to unconsolidated entities	(144,000)	(172,000)
Repayments from loans to unconsolidated entities	-	9,000
Captial contributions to unconsolidated entities	-	(36,000)
Principal payments received under sales-type sublease	532,000	216,000
Net cash provided by investing activities	388,000	17,000

Cash flows from financing activities:
Repayment of finance lease obligations	(89,000)	(370,000)
Net cash used in financing activities	(89,000)	(370,000)

Net change in cash and cash equivalents	513,000	399,000
Cash and cash equivalents - beginning of period	2,030,000	1,335,000
Cash and cash equivalents - end of period	$2,543,000	$1,734,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,000	$11,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

Table of  Contents
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2021 and 2020, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended March 31, 2021 and 2020 was net income for the periods.

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

Table of  Contents
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

The tables below present financial information associated with our leases.

	Classification	March 31, 2021	March 31, 2020
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$-	$1,204,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	-	-
Operating lease assets	Operating lease right-of-use asset	86,000	120,000
Total leased assets		$86,000	$1,324,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$620,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	40,000	37,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	-	-
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	56,000	97,000
Total lease liabilities		$96,000	$754,000

Lease Cost
Operating lease cost	Selling, general and administrative	$11,000	$11,000

Finance lease cost
Interest on lease liabilities	Interest expense	2,000	11,000

Sublease income	Interest income - sales-type sublease	8,000	24,000
Net lease expense (income)		$5,000	$(2,000)

Maturity of lease liabilities (as of March 31, 2021)	Operating lease
2021	34,000
2022	46,000
2023	24,000
Total	$104,000
Less amount representing interest	8,000
Present value of lease liabilities	$96,000
Discount rate	5.850%

Table of  Contents
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

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement (“NYU Agreement”).  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.  The first patient was treated on April 29, 2014. The Company’s contract with NYU, its only customer, ended in March 2021.  Upon termination of the NYU contract, the Company recognized a gain of $100,000 relating to previously accrued expenses.  This gain was included as a reduction in selling, general and administrative expense in the quarter ended March 31, 2021.  The Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at March 31, 2021, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

Table of  Contents
USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease was payable over 60 months.  The first payment of $31,000 was paid in April 2016 and the final payment was paid in March 2021.

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

At March 31, 2021 and December 31, 2020, the Company’s recorded investment of NeuroPartners LLC and CGK was $24,000 and $26,000, respectively. For the three months ended March 31, 2021, the Company’s equity in loss of NeuroPartners LLC and CGK was $2,000 and compared to equity in earnings of $53,000 for the three months ended March 31, 2020.  At March 31, 2021 and December 31, 2020, amounts due from related parties was $11,000 and $9,000, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Three Months Ended March 31,
	2021	2020

Patient Revenue	$166,000	$316,000

Net income	$19,000	$156,000

USNC's equity in (loss) earnings of NeuroPartners LLC and CGK	$(2,000)	$53,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	March 31, 2021	December 31, 2020

Current assets	$140,000	$121,000

Noncurrent assets	487,000	551,000

Total assets	$627,000	$672,000

Current liabilities	$570,000	$634,000

Equity	57,000	38,000

Total liabilities and equity	$627,000	$672,000

Table of  Contents
Note D – Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with Intensity Modulated Radiation Therapy (“IMRT”) and Image Guided Radiation Therapy (“IGRT”) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC  (“FOP”) in partnership with local physicians and other investors.  USNC owns a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at March 31, 2021 by USNC. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.  FOP will continue to monitor the impact of 21st Century Oncology’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $2,994,000 at March 31, 2021 and $3,066,000 at December 31, 2020. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CB Oncology Partners, LLC (“CBOP”.) The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

Table of  Contents
In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At March 31, 2021, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made since June 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these Condensed Consolidated Financial Statements are available to be issued.

The Company’s recorded investment in FOP at March 31, 2021 and December 31, 2020 has been reduced to zero due to losses incurred in prior years.  No equity in earnings has been recorded by the Company for the three months ended March 31, 2021 and 2020, due to FOP’s deficit at March 31, 2021 and March 31, 2020.

During the year ended December 31, 2020, the Company wrote off all amounts due from FOP and accrued interest thereon. The Company recorded amounts written off and increases in the allowances as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Because of loans made to FOP, FOP is considered a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of FOP, since it does not have the power to direct the operating activities that most significantly affect FOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Table of  Contents
The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Three Months Ended March 31,
	2021	2020

Income	$-	$-

Net loss	$(41,000)	$(52,000)

USNC's equity in loss of FOP	$(10,000)	$(13,000)

FOP Condensed Balance Sheet Information

	March 31, 2021	December 31, 2020

Current assets	$7,000	$7,000

Noncurrent assets	1,064,000	1,091,000

Total assets	$1,071,000	$1,098,000

Current liabilities	$4,112,000	$4,068,000

Noncurrent liabilities	942,000	969,000

Deficit	(3,983,000)	(3,939,000)

Total liabilities and deficit	$1,071,000	$1,098,000

Note E – Boca Oncology Partners

During the quarter ended June 30, 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”,) an affiliated entity, purchased a 20% interest in Boca West IMP, owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $137,000 and $134,000 at March 31, 2021 and December 31, 2020, respectively

Table of  Contents
USNC was a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. In April 2020, the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied and removed USNC as a guarantor.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2021	2020

Rental Income	$-	$-

Net income	$18,000	$7,000

USNC's equity in earnings of BOPRE	$3,000	$1,000

BOPRE Condensed Balance Sheet Information

	March 31, 2021	December 31, 2020

Current assets	$45,000	$27,000

Noncurrent assets	757,000	757,000

Total assets	$802,000	$784,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	802,000	784,000

Total liabilities and equity	$802,000	$784,000

Table of  Contents
Note F - Medical Oncology Partners

In April 2015, Medical Oncology Partners, LLC (“MOP”,) was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”.) USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

During the three months ended March 31, 2020, USNC contributed $36,000 of capital to MOP, all of which was written off.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the three months ended March 31, 2021 and 2020, the Company’s equity in loss of MOP was $60,000 and $84,000, respectively, but was not recorded due to prior losses.

During the year ended December 31, 2020, the Company wrote off all remaining amounts due from MOP and UOMA and accrued interest thereon, resulting in a $686,000 loss.  During the three months ended March 31, 2021, the Company advanced an additional $141,000, of which $140,000 has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.
.
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

Table of  Contents
The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Three Months Ended March 31,
	2021	2020

Patient revenue	$537,000	$515,000

Net loss	$(168,000)	$(234,000)

USNC's equity in loss of MOP	$(60,000)	$(84,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2021	December 31, 2020

Current assets	$202,000	$204,000

Noncurrent assets	624,000	701,000

Total assets	$826,000	$905,000

Current liabilities	$2,961,000	$2,736,000

Noncurrent liabilities	278,000	410,000

Deficit	(2,413,000)	(2,241,000)

Total liabilities and deficit	$826,000	$905,000

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

Table of  Contents
Amounts due from CBOP at March 31, 2021, total $2,155,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $904,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheet.  At December 31, 2020, CBOP owed the Company $2,154,000 of which $1,251,000 had been reserved for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheet. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $31,000 for each of the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, total accrued interest was $304,000 and $273,000, respectively, all of which has been fully reserved for. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended March 31,
	2021	2020

Patient revenue	$471,000	$467,000

Net income (loss)	$62,000	$(216,000)

USNC's equity in income (loss) of CBOP	$18,000	$(52,000)

CBOP Condensed Balance Sheet Information

	December 31,
	2021	2020

Current assets	$446,000	$385,000

Noncurrent assets	4,121,000	4,271,000

Total assets	$4,567,000	$4,656,000

Current liabilities	$3,154,000	$3,181,000

Noncurrent liabilities	3,547,000	3,684,000

Deficit	(2,134,000)	(2,209,000)

Total liabilities and deficit	$4,567,000	$4,656,000

Table of  Contents
Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 1%, for the three months ended March 31, 2021, and 25% for the three months ended March 31, 2020.   The Company recorded a tax charge of $5,000 and $58,000 for the three months ended March 31, 2021 and 2020, respectively. The lower income tax expense in 2021 is primarily due to the annualized effect of the NYU contract ending in March 2021 and the tax effect of a valuation allowance expected to be necessary for any deferred tax asset at the end of the year.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2020 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

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

Table of  Contents
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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at March 31, 2021, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Patient revenue for the three months ended March 31, 2021 and 2020 was $1,061,000 and $747,000, respectively. The higher revenue in 2021 is primarily due to a higher effective rate per procedure during the first quarter of 2021 as compared to the first quarter of 2020.

Table of  Contents
Patient expenses for the three months ended March 31, 2021 were $86,000, an increase of 9% compared to $79,000 reported for the comparable period in the previous year, primarily due to higher maintenance expenses during the first quarter of 2021.

Selling, general and administrative expense of $298,000 for the first quarter of 2021 was 1% lower than the $302,000 incurred during the comparable period in 2020, due mostly to higher audit and audit-related fees during the three months ended March 31, 2021 offset by a $100,000 gain on termination of the NYU contract.

The Company incurred $2,000 of interest expense in the first quarter of 2021 and $11,000 in the comparable period in 2020 related to finance leases. Interest expense decreased due to lower principal balances on the gamma knife, ICON unit, and Cobalt reload leases.

The Company earned $8,000 and $24,000 of interest income from its investment in a sales-type sublease for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company recognized a $139,000 loss from its investment in unconsolidated entities compared to a $146,000 loss during the same period in 2020. The lower current quarter loss is primarily due to a decrease of advances made to its unconsolidated entities and associated allowances.

During the three months ended March 31, 2021, the Company recognized an income tax provision of $5,000 compared to an income tax provision of $58,000 during the same period in 2020. The lower tax expense in 2021 is primarily due to the annualized effects of the NYU contract ending in March 2021, forecasted taxable losses for the rest of the year, and the tax effect of a valuation allowance expected to be necessary for any deferred tax asset at the end of the year.

For the three months ended March 31, 2021, the Company reported a net income of $539,000 as compared to $175,000 for the same period a year earlier. The higher net income was primarily due to higher revenues in 2021, a one-time gain on termination of the NYU contract, and lower income tax expense.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $3,129,000 as compared to $2,597,000 at December 31, 2020. Cash and cash equivalents at March 31, 2021 were $2,543,000 as compared to $2,030,000 at December 31, 2020.

Net cash provided by operating activities for the three months ended March 31, 2021 was $214,000 as compared to $752,000 in the same period a year earlier. The $538,000 lower net cash inflow in 2021 was primarily due to a $482,000 increase in accounts receivable in the first quarter of 2021.

Table of  Contents
With respect to investing activities, the Company made $144,000 of advances to unconsolidated entities during the three months ended March 31, 2021, compared with $172,000 of loans and advances in the same period a year earlier to FOP, CBOP, and MOP to assist with business operations and working capital requirements. During the first quarter of 2020, the Company made $36,000 of capital contributions to, and received $31,000 of distributed earnings from, unconsolidated entities with no corresponding payments or cash receipts in the first quarter of 2021. The Company also received $532,000 in principal payments under the NYU sales-type sublease in 2021, compared to $216,000 during the first quarter of 2020.

With respect to financing activities, the Company paid $89,000 towards its finance lease obligations during the three months ended March 31, 2021, compared with $370,000 in 2020.

In 2014, the Company entered a six-year lease for the purchase of the replacement gamma knife equipment and associated leasehold improvements, in the amount of $4.7 million for the purchase of the replacement equipment and associated leasehold improvements. The lease payments commenced in September 2014 and ended in May 2020.

In 2016, USN entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife equipment with a total cost, including sales taxes, of $816,000. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company entered into a four-year lease for $879,000 to finance the acquisition of the ICON technology and associated installation costs. A monthly maintenance agreement commenced a year after the installation date for $6,000 per month. The two parties also agreed for USN to receive a fixed monthly payment of $30,000 for the remaining term of the agreement which ended in March 2021.

Prior to October 2018, the Company’s NYU Agreement primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. Following an amendment to the Company’s lease agreement with NYU, effective August 2016, the Company received a $30,000 minimum lease payment from NYU each month. With the exception of these fixed payments, the NYU agreement provided only for contingent rental income based on a tiered fee schedule related to the number of patient procedures and associated thresholds, with the rate per procedure decreasing as more procedures are performed.  The Company recognized the contingent rental income and the fixed monthly payments on a systematic basis using an average fee per procedure calculated by estimating the expected number of procedures per contract year which ran from November 1, to the following October 31.  Any amounts received in excess of the average fee were considered deferred revenue.  At the end of each reporting period, the Company reviewed its estimated revenue for the contract year and adjusted revenue for any material changes in the estimate.  At the end of the contract year, the revenue was adjusted to the actual amount received.

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

Table of  Contents
In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period.  Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. The MLPs include fixed monthly payments of $50,000 through February 2021, and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021.  The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. Until the 2021 contract renewal in October of 2020, the patient revenue under the tiered schedule had been considered contingent income under the sales type lease and until October 31, 2020 was recognized on a systematic basis using an average fee per procedure.  The Company has recorded patient revenue based on procedures performed at the applicable billing rate for each procedure since November 1, 2020 for the current contract year, since the Company did not exceed the threshold at which billing rates decrease before the completed sale of the equipment on March 31, 2021.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2020, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Reliance on Business of the New York University Gamma Knife Center.  While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company has relied on the NYU gamma knife for substantially all of its revenue.  In recent periods, services provided at NYU have represented over 90% of the Company’s revenues. The Company’s lease with NYU ended in March 2021, and it has transferred ownership of its gamma knife to NYU.  The future of the Company will depend on whether it is able to achieve success with other existing and new operations, and this will require to a significant degree on whether it is able to identify and secure new business opportunities and achieve profitable operations at those businesses in the near term.

Availability of Working Capital.  To date, we have earned sufficient income from operations to fund periodic operating losses and support efforts to pursue new gamma knife or other types of cancer treatment centers.

Table of  Contents
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

Table of  Contents
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

Table of  Contents

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2021: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Table of  Contents
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

101       Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

Table of  Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: May 17, 2021	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant