Form 10-Q
period 2021-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2021-08-11
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2021 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$2,820,000	$2,030,000
Accounts receivable	-	346,000
Investment in sales-type sublease - current	-	532,000
Other current assets	89,000	99,000
Total current assets	2,909,000	3,007,000

Other assets:
Due from related parties	923,000	912,000
Investments in unconsolidated entities	164,000	160,000
Total other assets	1,087,000	1,072,000

Property and equipment:
Operating lease right-of-use asset	77,000	94,000
Total property and equipment	77,000	94,000

TOTAL ASSETS	$4,073,000	$4,173,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$-	$89,000
Operating lease right-of-use liability - current portion	41,000	40,000
Accounts payable and accrued expenses	135,000	170,000
Income taxes payable	190,000	111,000
Total current liabilities	366,000	410,000

Operating lease right-of-use liability - net of current portion	45,000	66,000
Guarantee liability	11,000	11,000
Total liabilities	422,000	487,000

STOCKHOLDERS’ EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized;
7,792,185 shares issued and outstanding at June 30, 2021 and December 31, 2020.	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000
Retained earnings	473,000	508,000
Total stockholders' equity	3,651,000	3,686,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,073,000	$4,173,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2021	2020

Revenue	$-	$596,000

Costs and expenses:
Patient expenses	-	116,000
Selling, general and administrative	249,000	342,000

Total	249,000	458,000

Operating (deficit) income	(249,000)	138,000

Interest expense	(1,000)	(7,000)
Interest income - sales-type sublease	-	20,000
Loss from investments in unconsolidated entities, net	(135,000)	(91,000)

(Loss) income before income taxes	(385,000)	60,000

Provision for income taxes	(189,000)	(15,000)

Net (loss) income	$(574,000)	$45,000

Basic and diluted net (loss) income per share	$(0.07)	$0.01

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020

Revenue	$1,061,000	$1,343,000

Costs and expenses:
Patient expenses	86,000	195,000
Selling, general and administrative	547,000	644,000

Total	633,000	839,000

Operating income	428,000	504,000

Interest expense	(3,000)	(19,000)
Interest income - sales-type sublease	8,000	44,000
Loss from investments in unconsolidated entities, net	(274,000)	(236,000)

Income before income taxes	159,000	293,000

Provision for income taxes	(194,000)	(73,000)

Net (loss) income	$(35,000)	$220,000

Basic and diluted net (loss) income per share	$(0.00)	$0.03

Weighted average common shares outstanding	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(35,000)	$220,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	17,000	16,000
Loss from investments in unconsolidated entities, net	274,000	236,000
Distributed earnings from unconsolidated entities	-	63,000
Deferred income taxes	79,000	(186,000)
Changes in:
Accounts receivable	346,000	123,000
Income taxes payable	-	215,000
Other current assets	10,000	4,000
Accounts payable and accrued expenses	(36,000)	(19,000)
Deferred revenue	-	328,000
Operating lease right-of-use liability	(20,000)	(17,000)
Net cash provided by operating activities	635,000	983,000

Cash flows from investing activities:
Advances to unconsolidated entities	(288,000)	(232,000)
Repayments from loans to unconsolidated entities	-	170,000
Captial contributions to unconsolidated entities	-	(36,000)
Principal payments received under sales-type sublease	532,000	436,000
Net cash provided by investing activities	244,000	338,000

Cash flows from financing activities:
Repayment of finance lease obligations	(89,000)	(667,000)
Net cash used in financing activities	(89,000)	(667,000)

Net change in cash and cash equivalents	790,000	654,000
Cash and cash equivalents - beginning of period	2,030,000	1,335,000
Cash and cash equivalents - end of period	$2,820,000	$1,989,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,000	$18,000
Income taxes	$158,000	$47,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2021, and 2020, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the six months ended June 30, 2021 and 2020 was net income or loss for the periods.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending existing revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the company satisfies the performance obligation. We adopted the provisions of Topic 606 as of January 1, 2018, on a modified retrospective basis and applied it to the Company's sole contract at the date of adoption. We concluded that the impact to the manner in which we recognize revenue is immaterial. Our revenue is primarily generated from a leasing arrangement with New York University (“NYU”), which is not within the scope of Topic 606, and from the sale of maintenance services with a single performance obligation, under which revenue is recognized in a similar manner as compared to the method under the prior revenue standards. The Company recognizes maintenance income ratably over time as patient procedures are performed.

Prior to October 2018, the Company’s agreement with NYU primarily consisted of an operating lease, and the associated patient revenue from the use of the gamma knife was primarily operating lease income. In October 2018, the agreement was reevaluated to be a sales-type sublease between the Company, the lessor, and NYU, the lessee. The present value of all fixed future minimum lease payments payable by NYU to the Company were recorded as an investment in sublease effective October 1, 2018.  The patient revenue under the tiered schedule was considered contingent income and had been recognized on a systematic basis using an average fee per procedure.

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

The tables below present financial information associated with our leases.

	Classification	June 30, 2021	June 30, 2020
Assets
Current
Finance lease assets	Investment in sales-type sublease - current	$-	$984,000

Long-term
Finance lease assets	Investment in sales-type sublease - net of current portion	-	-
Operating lease assets	Operating lease right-of-use asset	77,000	112,000
Total leased assets		$77,000	$1,096,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$323,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	41,000	38,000

Long-term
Finance lease liabilities	Obligations under finance lease - net of current portion	-	-
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	45,000	87,000
Total lease liabilities		$86,000	$448,000

Lease Cost
Operating lease cost	Selling, general and administrative	$20,000	$21,000

Finance lease cost
Interest on lease liabilities	Interest expense	2,000	16,000

Sublease income	Interest income - sales-type sublease	8,000	44,000
Net lease expense (income)		$14,000	$(7,000)

Maturity of lease liabilities (as of June 30, 2021)	Operating lease
2021	22,000
2022	46,000
2023	24,000
Total	$92,000
Less amount representing interest	6,000
Present value of lease liabilities	$86,000
Discount rate	5.850%

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. NeuroSurgical Holdings, Inc., opened a New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.   The Company’s contract with NYU, its only customer, ended in March 2021.  Upon termination of the NYU contract, the Company recognized a gain of $100,000 relating to previously accrued expenses.  This gain was included as a reduction in selling, general and administrative expense in the quarter ended March 31, 2021.  The Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2.8 million at June 30, 2021, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

At June 30, 2021 and December 31, 2020, the Company’s combined recorded investment of NeuroPartners LLC and CGK was $19,000 and $26,000, respectively. For the six months ended June 30, 2021, the Company’s combined equity in loss of NeuroPartners LLC and CGK was $7,000 compared to combined equity in earnings of $114,000 for the six months ended June 30, 2020.  At June 30, 2021 and December 31, 2020, amounts due from related parties was $14,000 and $9,000, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended June 30,
	2021	2020

Patient Revenue	$336,000	$670,000

Net income	$27,000	$332,000

USNC's equity in (loss) earnings of NeuroPartners LLC and CGK	$(7,000)	$114,000

	Three Months Ended June 30,
	2021	2020

Patient Revenue	$170,000	$354,000

Net income	$8,000	$176,000

USNC's equity in (loss) earnings of NeuroPartners LLC and CGK	$(5,000)	$61,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30, 2021	December 31, 2020

Current assets	$265,000	$121,000

Noncurrent assets	422,000	551,000

Total assets	$687,000	$672,000

Current liabilities	$622,000	$634,000

Equity	65,000	38,000

Total liabilities and equity	$687,000	$672,000

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology has not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares at June 30, 2021 by USNC. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.  FOP will continue to monitor the impact of 21st Century Oncology’s bankruptcy and pursue amounts that it is owed.  However, there can be no assurance that FOP will be successful in these efforts.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN is the guarantor with several other members of FOP. The outstanding balance on the financing facility was $2,914,000 at June 30, 2021 and $3,066,000 at December 31, 2020. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CB Oncology Partners, LLC (“CBOP”.) The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  FOP could be considered in default of the agreement and the third-party owner could pursue action against FOP.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. FOP has not, however, been released from its contractual obligation to the third-party owner.  At June 30, 2021, FOP was obligated to make a further $17.6 million of lease payments for the period from July 2019 to September 2027, with no payments made since June 2019.  Due to abandoning the operations of the Miami center as well as continued working capital deficits, FOP’s ability to continue as a going concern will require FOP to restructure debt, raise new capital, and successfully settle the agreement at the center in Miami, Florida. Since these plans are preliminary and have not been approved at this date, there is substantial doubt about FOP’s ability to continue as a going concern within the next twelve months from the date these Condensed Consolidated Financial Statements are available to be issued.

The Company’s recorded investment in FOP at June 30, 2021 and December 31, 2020 has been reduced to zero due to losses incurred in prior years.  No equity in earnings has been recorded by the Company for the six months ended June 30, 2021 and 2020, due to FOP’s deficit at June 30, 2021, and June 30, 2020.

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

The following tables present the summarized financial information of FOP:

FOP Condensed Income Statement Information

	Six Months Ended June 30,
	2021	2020

Income	$-	$-

Net (loss) income	$(89,000)	$37,000

USNC's equity in (loss) earnings of FOP	$(21,000)	$9,000

	Three Months Ended June 30,
	2021	2020

Income	$-	$-

Net loss	$(48,000)	$89,000

USNC's equity in (loss) earnings of FOP	$(11,000)	$22,000

FOP Condensed Balance Sheet Information

	June 30, 2021	December 31, 2020

Current assets	$7,000	$7,000

Noncurrent assets	1,064,000	1,091,000

Total assets	$1,071,000	$1,098,000

Current liabilities	$4,157,000	$4,068,000

Noncurrent liabilities	942,000	969,000

Deficit	(4,028,000)	(3,939,000)

Total liabilities and deficit	$1,071,000	$1,098,000

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. As a result, the Company now holds a 21.22% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $145,000 and $134,000 at June 30, 2021 and December 31, 2020, respectively

USNC was a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. In April 2020, the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied and removed USNC as a guarantor.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2021	2020

Rental income	$-	$-

Net income	$56,000	$7,000

USNC's equity in earnings of BOPRE	$12,000	$1,000

	Three Months Ended June 30,
	2021	2020

Rental income	$-	$-

Net income	$38,000	$-

USNC's equity in earnings of BOPRE	$9,000	$-

BOPRE Condensed Balance Sheet Information

	June 30, 2021	December 31, 2020

Current assets	$82,000	$27,000

Noncurrent assets	758,000	757,000

Total assets	$840,000	$784,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	840,000	784,000

Total liabilities and equity	$840,000	$784,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the six months ended June 30, 2021 and 2020, the Company’s equity in loss of MOP was $34,000 and $249,000, respectively, but was not recorded due to prior losses.

During the year ended December 31, 2020, the Company wrote off all remaining amounts due from MOP and UOMA and accrued interest thereon, resulting in a $686,000 loss. Increases in allowances and amounts written off have been recorded as losses from investments in unconsolidated entities. During the six months ended June 30, 2021, the Company advanced an additional $277,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Six Months Ended June 30,
	2021	2020

Patient revenue	$1,068,000	$932,000

Net loss	$(95,000)	$(696,000)

USNC's equity in loss in MOP	$(34,000)	$(249,000)

	Three Months Ended June 30,
	2021	2020

Patient revenue	$531,000	$417,000

Net income (loss)	$73,000	$(462,000)

USNC's equity in earnings (loss) of MOP	$26,000	$(165,000)

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2021	December 31, 2020

Current assets	$192,000	$204,000

Noncurrent assets	546,000	701,000

Total assets	$738,000	$905,000

Current liabilities	$2,867,000	$2,736,000

Noncurrent liabilities	207,000	410,000

Deficit	(2,336,000)	(2,241,000)

Total liabilities and deficit	$738,000	$905,000

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

Amounts due from CBOP at June 30, 2021, total $2,159,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $908,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheet.  At December 31, 2020, CBOP owed the Company $2,154,000 of which $1,251,000 had been reserved for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheet. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $62,000 and $63,000 for the six months ended June 30, 2021, and 2020, respectively. At June 30, 2021 and December 31, 2020, total accrued interest was $335,000 and $273,000, respectively, all of which has been fully reserved for. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended June 30,
	2021	2020

Patient revenue	$1,041,000	$894,000

Net income (loss)	$92,000	$(400,000)

USNC's equity in earnings (loss) of CBOP	$26,000	$(100,000)

	Three Months Ended June 30,
	2021	2020

Patient revenue	$570,000	$427,000

Net income (loss)	$30,000	$(184,000)

USNC's equity in earnings (loss) of CBOP	$8,000	$(48,000)

CBOP Condensed Balance Sheet Information

	June 30,	December 31,
	2021	2020

Current assets	$680,000	$385,000

Noncurrent assets	3,970,000	4,271,000

Total assets	$4,650,000	$4,656,000

Current liabilities	$3,347,000	$3,181,000

Noncurrent liabilities	3,407,000	3,684,000

Deficit	(2,104,000))	(2,209,000))

Total liabilities and deficit	$4,650,000	$4,656,000

Note H – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 122%, for the six months ended June 30, 2021, and 25% for the six months ended June 30, 2020.   The Company recorded a tax charge of $194,000 and $73,000 for the six months ended June 30, 2021, and 2020, respectively. The higher income tax expense in 2021 is primarily due to the annualized effect of the NYU contract ending in March 2021, including the catch-up tax effects of a cash basis tax payer with no operations, and the tax effect of a valuation allowance expected to be necessary for any deferred tax asset at the end of the year.

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

Recent events

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  Most states and municipalities in the U.S., including California, and Florida, have taken aggressive measures to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak.  Consequently, there are delays in delivering radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2.8 million at June 30, 2021, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Patient revenue for the three months ended June 30, 2021, and 2020 was $0 and $596,000, respectively. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

Patient expenses for the three months ended June 30, 2021, were $0, as compared to $116,000 reported for the comparable period in the previous year, primarily due to the annualized effects of the NYU contract ending in March 2021.

Selling, general and administrative expense of $249,000 for the second quarter of 2021 was 27% lower than the $342,000 incurred during the comparable period in 2020, due to mostly timing differences of the audit and audit-related fees during the three months ended June 30, 2021 and 2020.

The Company incurred $1,000 interest expense in the second quarter of 2021 and $7,000 in the comparable period in 2020 related to finance leases. Interest expense decreased due to repayment of principal balances on the gamma knife, ICON unit, and Cobalt reload leases prior to April 1, 2021.

The Company earned $0 and $20,000 of interest income from its investment in a sales-type sublease for the three months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021, the Company recognized a $135,000 loss from its investment in unconsolidated entities compared to a $91,000 loss during the same period in 2020. The higher current quarter loss is primarily due to an increase of advances made to its unconsolidated entities and associated allowances.

During the three months ended June 30, 2021, the Company recognized an income tax provision of $189,000 compared to an income tax provision of $15,000 during the same period in 2020. The higher tax expense in 2021 is primarily due to the annualized effects of the NYU contract ending in March 2021, forecasted taxable losses for the rest of the year, and the tax effect of a valuation allowance expected to be necessary for any deferred tax asset at the end of the year.

For the three months ended June 30, 2021, the Company reported a net loss of $574,000 as compared to net income of $45,000 for the same period a year earlier. The lower net income was primarily due to the lack of revenues due to the sale of the NYU gamma knife in 2021, and higher income tax expense.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Patient revenue for the six months ended June 30, 2021, and 2020 was $1,061,000 and $1,343,000, respectively. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue

Patient expenses for the six months ended June 30, 2021, were $86,000 as compared to $195,000 reported for the comparable period in the previous year, primarily due to the annualized effects of the NYU contract ending in March 2021.

Selling, general and administrative expense of $547,000 for the first six months of 2021 was 15% lower than the $644,000 incurred during the comparable period in 2020, offset by a $100,000 gain on termination of the NYU contract and the cancellation of the flood insurance policy for the NYU facility at March 31, 2021.

The Company incurred $3,000 of interest expense in the first six months of 2021 and $19,000 in the comparable period in 2020 related to finance leases. Interest expense decreased due to lower principal balances on the gamma knife, ICON unit, and Cobalt reload leases.

The Company earned $8,000 and $44,000 of interest income from its investment in a sales-type sublease for the six months ended June 30, 2021, and 2020, respectively.

During the six months ended June 30, 2021, the Company recognized a $274,000 loss from its investment in unconsolidated entities compared to a $236,000 loss during the same period in 2020. The higher current year loss is primarily due to an increase of advances made to its unconsolidated entities and associated allowances.

During the six months ended June 30, 2021, the Company recognized an income tax provision of $194,000 compared to an income tax provision of $73,000 during the same period in 2020. The higher tax expense in 2021 is primarily due to the annualized effects of the NYU contract ending in March 2021, forecasted taxable losses for the rest of the year, and the tax effect of a valuation allowance expected to be necessary for any deferred tax asset at the end of the year.

For the six months ended June 30, 2021, the Company reported a net loss of $35,000 as compared to net income of $220,000 for the same period a year earlier. The lower net income was primarily due to the lack of revenues due to the sale of the NYU gamma knife in 2021, and higher income tax expense.

Liquidity and Capital Resources

At June 30, 2021, the Company had working capital of $2,543,000 as compared to $2,597,000 at December 31, 2020. Cash and cash equivalents at June 30, 2021 were $2,820,000 as compared to $2,030,000 at December 31, 2020.

Net cash provided by operating activities for the six months ended June 30, 2021, was $635,000 as compared to $983,000 in the same period a year earlier. The $348,000 lower net cash inflow in 2021 was primarily due the NYU contract ending in March 2021.

With respect to investing activities, the Company made $288,000 of advances to unconsolidated entities during the six months ended June 30, 2021, compared with $232,000 of loans and advances in the same period a year earlier to FOP, CBOP, and MOP to assist with business operations and working capital requirements. During the first six months of 2020, the Company made $36,000 of capital contributions to unconsolidated entities with no corresponding payments in the first six months of 2021. The Company also received $532,000 in principal payments under the NYU sales-type sublease in 2021, compared to $436,000 during the first six months of 2020.

With respect to financing activities, the Company’s contract with the NYU Medical Center ended in March 2021 along with all related lease arrangements.  The Company had been receiving fixed monthly payments of $50,000 through February 2021, and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021.  The Company is actively seeking new business ventures that could require investment beyond its current cash reserves.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.

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

Termination of Business Activity at the New York University Gamma Knife Center.  While it is the Company’s objective to expand activities to additional cancer centers that rely on a broad range of diagnostic and radiation treatments, the Company had relied on the NYU gamma knife for substantially all of its revenue.  In recent periods, services provided at NYU have represented over 90% of the Company’s revenues. The Company’s lease with NYU ended in March 2021, and it has transferred ownership of its gamma knife to NYU.  The future of the Company will depend on whether it is able to achieve success with other existing and new operations, and this will depend to a significant degree on whether it is able to identify and secure new business opportunities and achieve profitable operations at those businesses in the near term.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2021: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments and income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021, management is in the process of developing plans to remediate the material weakness identified above.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 11, 2021	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant