Form 10-K
period 2021-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2022-04-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2021 the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $1,257,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of April 15, 2022, there were outstanding 7,792,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal year ended December 31, 2021

PART I

Item 1.	Business.

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc., and USN Corona, Inc. , and Elite Health, Inc. from the date of acquisition.

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

General

The Company and its predecessors have owned and operated stereotactic radiosurgery centers, utilizing gamma knife technology since 1993. From July 1997 through March 2021, the Company held an interest in and operated a gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York.  In January 2009, the Company, through its noncontrolling interest in Corona Gamma Knife, LLC, participated in the opening of a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital (“SARH”) in Upland, California.

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

The Company estimates that, as of December 31, 2021, there were approximately 120 gamma knife treatment centers in the U.S.

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities.  In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors.  USNC owned a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

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

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center. The intent was for FOP to operate the center for at least 10 years, but in June 2019 FOP ceased operations at the center, after continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion. On September 21, 2021, FOP filed Articles of Dissolution with the Florida Department of State and they were recorded on September 22, 2021. On November 24, 2021, the third-party owner filed a Voluntary Motion to Dismiss their lawsuit against FOP, and on December 11, 2021, it was accepted and recorded by the court. FOP is fully dissolved.

The Company, through its noncontrolling interest in joint ventures, is currently exploring other opportunities for the establishment of cancer centers using IMRT and/or IGRT in Florida and other parts of the U.S.

In addition, the Company has been exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, U.S. NeuroSurgical, Inc. (“USN”), the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of USN, which following the transaction represent 15% of the outstanding shares of USN.  Elite Health currently has no revenue and will not be in a position to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage Plan in California.  The success of Elite Health will depend on obtaining all necessary approvals and gaining access to a competent network of providers and enrolling a critical level of subscribers.

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

New York Gamma Knife Center

The Company’s New York gamma knife treatment center was opened in July 1997 on the campus of NYU, and the Company held an interest in and operated the center until March 2021.  The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment.

In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment.

The Company finalized arrangements with NYU regarding the restoration of the gamma knife center and entered into an amendment to the original Gamma Knife Neuroradiosurgery Equipment Agreement (“NYU Agreement”).  The NYU facility was rebuilt and reopened in the Tisch Hospital of NYU Langone Medical Center.   The Company generated revenue from the restored gamma knife center under the NYU contract until March 2021, at which time the NYU contract ended and title to the gamma knife transferred to NYU.

NYU paid the Company a scheduled fee based on the number of patient procedures performed.

In 2016, the Company entered into an agreement with Elekta for the installation of new ICON imaging technology for the NYU Gamma Knife. This ICON technology was installed during the month of July 2016 and the gamma knife center reopened on August 5, 2016. The Company entered into a four-year lease to finance the acquisition of the ICON technology and associated installation costs. The two parties also agreed for USN to receive a fixed monthly payment of $30,000 for the remaining term of the agreement through March 2021.

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

With the September 2017 amendment, the Company became obligated to reload the cobalt for the gamma knife at its own expense and bear the cost of site work involved in reloading the cobalt.  In July 2018, the Company entered into an agreement with Elekta for the cobalt reload on the NYU gamma knife. This cobalt reload occurred in July 2018, and the gamma knife center reopened on August 6, 2018. All cobalt related costs were finalized by October 1, 2018. As a result of the Company satisfying its obligation to reload the cobalt, the agreement with NYU met the criteria to be classified as a sales type lease. In addition, the Company is now no longer obligated to restore the NYU facility to its original condition. Accordingly, all related assets and the asset retirement obligation were derecognized effective October 1, 2018.

All conditions of the agreement were met, and the contract expired on March 31, 2021.

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease was payable over 60 months.  The first payment of $31,000 was paid on April 1, 2016, and the final payment was paid in March 2021, removing USNC’s guarantee obligation.

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

At December 31, 2021 and 2020, the Company’s recorded (loss) investment of NeuroPartners LLC and CGK was ($10,000) and $26,000, respectively.  During the year ended December 31, 2021, and 2020, the Company’s equity in (loss) earnings of NeuroPartners LLC and CGK was ($36,000) and $124,000, respectively.  At December 31, 2021 and 2020, amounts due from these related parties was $6,000 and $9,000, respectively.

Future Gamma Knife Centers

The Company is currently exploring other opportunities for gamma knife centers and centers that provide related healthcare services located near hospitals throughout the United States.  Discussions regarding such centers is preliminary and there can be no assurance that any such discussions will result in the opening of new centers.

Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT and IGRT capabilities.  In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owned a 24% interest in the venture.  FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location.  21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank.  As of this date, 21st Century Oncology had not satisfied all of the terms of the agreement.  In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease.  As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares as of December 31, 2021. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida.   In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center.  FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space.  During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017.  In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN was the guarantor with several other members of FOP. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000.  FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. On November 24, 2021, the third-party owner filed a Voluntary Motion to Dismiss their lawsuit against FOP, and on December 11, 2021, it was accepted and recorded by the court. There can be no guarantee the third-party owner will not reinstitute any future claims against FOP.

The Company’s recorded investment in FOP prior to dissolution had been reduced to zero due to losses incurred in prior years. No equity in earnings had been recorded by the Company for the years ended December 31, 2021 and 2020 due to FOP’s deficit equity.

During the year ended December 31, 2020, the Company wrote off all remaining amounts due from FOP and accrued interest thereon, resulting in a $78,000 loss. During the year ended December 31, 2020, FOP repaid $155,000 of the amounts due to the Company.

On September 21, 2021, FOP filed Articles of Dissolution with the Florida Department of State that were recorded on September 22, 2021. FOP is fully dissolved.

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 an additional member relinquished its ownership to USNC. As a result, the Company now holds a 22.5% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $151,000 and $134,000, at December 31, 2021 and 2020, respectively.

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than it’s carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. During the year ended December 31, 2020, USNC contributed $125,000 of capital to MOP all of which was written off.  For the years ended December 31, 2021 and 2020, the Company’s equity in loss of MOP was $231,000 and $450,000, respectively, but was not recorded due to prior losses.

During the year ended December 31, 2020, the Company wrote off all amounts due and accrued interest thereon, from MOP and UOMA, resulting in a $686,000 loss. During the year ended December 31, 2021, the Company advanced an additional $461,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

Amounts due from CBOP at December 31, 2021, total $2,174,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $923,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. Amounts due from CBOP at December 31, 2020, total $2,154,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheet. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $125,000 for both the years ended December 31, 2021 and 2020.  At December 31, 2021 and 2020, total accrued interest was $398,000 and $273,000, respectively, all of which has been fully reserved for. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned. For the years ended December 31, 2021 and 2020, the Company’s equity in loss of CBOP was $91,000 and $195,000, respectively, but was not recorded due to prior losses.

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

Strategy for Participation in Cancer Treatment

As a result of the Company’s experiences over the past few years, the Company, through unconsolidated joint ventures, has expanded its focus to the broader based cancer treatment market.  In order to reduce the risk and broaden its opportunities for profitable growth, the Company, through unconsolidated joint ventures, where possible, has been pursuing partnerships with local investors/providers to develop and operate oncology centers that utilize LINACs to treat cancers in the whole body.  The Company also continues to evaluate opportunities to develop additional gamma knife facilities.  BOP and the Southern California Regional Gamma Knife Center typify this strategy.

Elite Health Plan

Under the terms of the Share Exchange Agreement that USN, the Company’s wholly-owned subsidiary, entered into with Elite Health and its shareholders, USN acquired all of the outstanding shares of capital stock of Elite Health and, in exchange therefor, the former holders of Elite Health received newly-issued shares of USN, representing 15% of the shares of USN following the transaction.

The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company.  However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former holders of Elite Health.  In addition, the Company agreed with the former Elite Health shareholders that if there is no trading market for the shares of USN after six months from the closing of the transaction, such holders may request that the Company take steps that would give such holders access to the public trading market, which could be accomplished at the Company’s election through an exchange of such holders’ shares for Company shares.

Elite Health is a private company with a limited operating history.  It was formed in 2017 with the purpose of establishing a managed care organization that will operate as a Medicare Advantage plan for seniors.  It is expected that Elite Health will operate in California, initially San Bernadino, Riverside, and Orange Counties, with the objective of addressing the growing number of Medicare eligible seniors in those markets.  Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to bring to southern California a comprehensive and cost-effective solution for these communities.

Elite Health is in the process of applying for a Knox Keene license to operate a Medicare Advantage plan in California, and has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice.  Elite Health founders and affiliates also have considerable experience with healthcare record based software and will endeavor to utilize the latest advances in information systems, including AI and data analytics, in its processes to enhance each patient experience and control medical costs.

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

New Business Activity – Elite Health

Elite Health, the business acquired by the Company in October 2021, is in the process of applying for a Knox Keene license to operate a Medicare Advantage plan in California, and has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice.  While the Company believes that the Elite Health founders and affiliates have the required experience to obtain the license and launch and operate the business if it is successful in obtaining the license, there can be no assurance that the Company will be successful in these endeavors.  The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively.  There can be no assurance that the Company and Elite Health will be effective in doing so.

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at December 31, 2021, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

The Company’s base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $42,000 per year.  The Company occupied about 3,800 square feet at the NYU Medical Center in New York, New York.  This facility was sold to NYU Medical Center and at the end of the contract on March 31, 2021, ownership was passed onto NYU Medical Center.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2020 through December 31, 2021.

Period	High Close	Low Close

January 1 – March 31, 2020	.20	.15
April 1 - June 30, 2020	.28	.11
July 1 – September 30, 2020	.28	.19
October 1 – December 31, 2020	.33	.25

January 1 – March 31, 2021	.38	.25
April 1 - June 30, 2021	.44	.26
July 1 – September 30, 2021	.31	.25
October 1 – December 31, 2021	.31	.23

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 15, 2022, there were approximately 66 holders of record of the Company’s Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2021, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2021 Compared to 2020

Patient revenue in 2021 was $1,061,000 as compared to $3,173,000 in 2020. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

Patient expenses in 2021 were $86,000 as compared to $361,000 in 2020, primarily due to the annualized effects of the NYU contract ending in March 2021.

SG&A decreased by $133,000 or approximately 11% from $1,197,000 in 2020 to $1,064,000 in 2021.  This decrease is primarily due to a decrease in insurance and other costs related to maintaining the NYU Gamma Knife Center.  Interest expense decreased to $3,000 in 2021 from $25,000 in 2020, due mainly to the equipment loan being paid off in March of 2021.  Loss from investments in unconsolidated entities decreased from $809,000 in 2020 to $470,000 in 2021, primarily due to lower impairments of amounts advanced to MOP and CBOP, in turn due to lower advances to those entities in 2021.  The Company reported a net loss of $674,000 in 2021, as compared to a net income of $533,000 in the prior year, primarily due to the closing of the NYU Gamma Knife Center.  The Company incurred an income tax charge of $120,000 in 2021, compared with $323,000 in 2020.

Liquidity and capital resources

At December 31, 2021, the Company had working capital of $1,918,000 as compared to $2,597,000 at December 31, 2020. Total assets decreased by $485,000 from 2020 to 2021 principally due to Company having to use its reserves, since the closure of the NYU Gamma Knife Center. Cash and cash equivalents at December 31, 2021 were $2,178,000 as compared to $2,030,000 at December 31, 2020.

Net cash provided by operating activities was $174,000 in 2021, as compared to $1,117,000 in 2020.  Net cash used in financing activities was $89,000 in 2021 as compared to $901,000 in 2020 mainly due to lower finance lease principal payments.

For the year ended December 31, 2021, net cash provided by investing activities was $63,000 in 2021 as compared to $479,000 used in 2020, primarily due to $356,000 lower principal payments received under the sales-type sublease from the NYU Gamma Knife Center.

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

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period.  Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be included in the investment in sublease. The MLPs included fixed monthly payments of $50,000 through February 2021, and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021.  The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. Until the contract renewal in October of 2020, the patient revenue under the tiered schedule had been considered contingent income under the sales type lease was recognized on a systematic basis using an average fee per procedure, until October 2020, when the Company recorded patient revenue based on procedures performed at the applicable billing rate for each procedure since the Company did not exceed the threshold at which billing rates decreased before the completed sale of the equipment on March 31, 2021.

NYU Maintenance Revenue

The NYU agreement, which ended in March 2021, specified that USN was obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation was incurred through the term of the agreement while patient procedures were performed. Usage of the gamma knife machine was directly linked to the maintenance of the machine. USN billed NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $79,000 for 2021 and $316,000 for 2020 and was recognized ratably over each year.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and accounting for the acquisition related to a business combination

As discussed in Note K to the consolidated financial statements, effective October 1, 2021, U.S. NeuroSurgical, Inc. (“USN”) acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc. (“Elite”), in exchange for issuing shares of common stock in USN to the former stockholders of Elite worth approximately $315,000.

We identified the assessment of the valuation of the acquisition and the addition of a noncontrolling interest holder as a critical audit matter. There was a high degree of subjective auditor judgment in assessing the estimate used to derive the fair value of the issued shares.

The following are the primary procedures we performed to address the critical audit matter. We compared the trading value of the Parent Company’s stock for the preceding three and nine months to the estimate on the acquisition date and we evaluated discounts applied in relation to the noncontrolling interests’ lack of control and participation and in relation to relevant valuation techniques. We also recalculated the amounts reported to record this transaction and the related noncontrolling interest.

Aronson LLC

Rockville, Maryland

April 15, 2022

We have served as the Company’s auditor since 2014.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,178,000	$2,030,000
Accounts receivable	-	346,000
Investment in sales-type sublease - current	-	532,000
Other current assets	65,000	99,000
Total current assets	2,243,000	3,007,000

Other assets:
Due from related parties	930,000	912,000
Investments in unconsolidated entities	141,000	160,000
Goodwill	315,000	-
Total other assets	1,386,000	1,072,000

Property and equipment:
Operating lease right-of-use asset	59,000	94,000
Total property and equipment	59,000	94,000

TOTAL ASSETS	$3,688,000	$4,173,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$-	$89,000
Operating lease right-of-use liability - current portion	43,000	40,000
Accounts payable and accrued expenses	170,000	170,000
Income taxes payable	114,000	111,000
Total current liabilities	327,000	410,000

Operating lease right-of-use liability - net of current portion	23,000	66,000
Guarantee liability	11,000	11,000
Total liabilities	361,000	487,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at December 31, 2021 and 2020.	78,000	78,000
Additional paid-in capital	2,871,000	3,100,000
(Accumulated deficit) retained earnings	(119,000)	508,000
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	2,830,000	3,686,000
Noncontrolling interests	497,000	-
Total equity	3,327,000	3,686,000
TOTAL LIABILITIES AND EQUITY	$3,688,000	$4,173,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenue	$1,061,000	$3,173,000

Costs and expenses:
Patient expenses	86,000	361,000
Selling, general and administrative	1,064,000	1,197,000

Total	1,150,000	1,558,000

Operating (loss) income	(89,000)	1,615,000

Total other (expense) income
Interest expense	(3,000)	(25,000)
Interest income	-	3,000
Interest income - sales-type sublease	8,000	72,000
Loss from investments in unconsolidated entities, net	(470,000)	(809,000)
Total other expense	(465,000)	(759,000)

(Loss) income before income taxes	(554,000)	856,000

Income tax provision	120,000	323,000

Net (loss) income	(674,000)	533,000
Net loss attributable to noncontrolling interests	47,000	-
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(627,000)	$533,000

Basic and diluted net (loss) income per share attributable to U.S. Neurosurgical Holdings, Inc.	$(0.08)	$0.07

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	U.S. Neurosurgical Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2019	7,792,185	$78,000	$3,100,000	$(25,000)	$3,153,000	$-	$3,153,000
Net income for the year ended December 31, 2020	-	-	-	533,000	533,000	-	533,000
Balance - December 31, 2020	7,792,185	$78,000	$3,100,000	$508,000	$3,686,000	$-	$3,686,000
Sale of subsidiary shares to noncontrolling interests			(229,000)		(229,000)	544,000	315,000
Net loss for the year ended December 31, 2021	-	-	-	(627,000)	(627,000)	(47,000)	(674,000)
Balance - December 31, 2021	7,792,185	$78,000	$2,871,000	$(119,000)	$2,830,000	$497,000	$3,327,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(674,000)	$533,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	35,000	34,000
Loss from investments in unconsolidated entities, net	470,000	809,000
Distributed earnings from unconsolidated entities	-	176,000
Accrued interest from notes receivable	-	-
Deferred income taxes	-	17,000
Changes in:
Accounts receivable	346,000	10,000
Income taxes receivable/payable	3,000	(109,000)
Other current assets	34,000	(6,000)
Accounts payable and accrued expenses	-	(85,000)
Deferred revenue	-	(226,000)
Operating lease right-of-use liability	(40,000)	(36,000)
Net cash provided by operating activities	174,000	1,117,000

Cash flows from investing activities:
Advances to unconsolidated entities	(491,000)	(459,000)
Repayments from loans to unconsolidated entities	22,000	175,000
Capital contributions to unconsolidated entities	-	(125,000)
Principal payments received under sales-type sublease	532,000	888,000
Net cash provided by investing activities	63,000	479,000

Cash flows from financing activities:
Repayment of finance lease obligations	(89,000)	(901,000)
Net cash used in financing activities	(89,000)	(901,000)

Net change in cash and cash equivalents	148,000	695,000
Cash and cash equivalents - beginning of year	2,030,000	1,335,000
Cash and cash equivalents - end of year	$2,178,000	$2,030,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,000	$25,000
Income taxes	$213,000	$419,000
Supplemental disclosure of noncash investing and financing activities:
Conversion of prior advances to unconsolidated entity in lieu of cash payment for capital contribution	$-	$121,000
Issuance of subsidiary shares in exchange for a controlling interest in Elite Health Plan, Inc.	$315,000	$-

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., and Elite Health Plan, Inc, from the date of acquisition.

USN, a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers and utilizing the gamma knife technology.  USN held an interest in one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York, which expired during 2021.  Management continues to explore opportunities to organize and participate in additional gamma knife centers.  USN’s business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to gamma knife treatment capability, a high capital cost item.  USN provides the gamma knife to medical facilities on a “cost per treatment” basis.  Through March 31, 2021, USN held an interest in a gamma knife unit and was reimbursed by the facility where it is housed, based on utilization. This contract ended on March 31, 2021 and currently USN does not have any customer contracts.

During the fourth quarter of 2007, USN formed a wholly-owned subsidiary, USN Corona, Inc. (“USNC”), to carry investments in Corona Gamma Knife, LLC and NeuroPartners, LLC. Those investments were formed to develop and manage a gamma knife center at San Antonio Regional Hospital in Upland, California. USNC currently owns 39% of Corona Gamma Knife, LLC and 20% of NeuroPartners, LLC. (See Note C[1])

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. These centers utilize linear accelerators with IMRT (Intensity Modulated Radiation Therapy) and IGRT (Image Guided Radiation Therapy) capabilities. In 2010, the Company formed Florida Oncology Partners, LLC (“FOP”) in partnership with local physicians and other investors. USNC owned a 24% interest in FOP. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

During 2011, the Company participated in the formation of Boca Oncology Partners RE, LLC (“BOPRE”), for the purpose of acquiring an interest in Boca West, IMP, LLC, (“Boca West, IMP”) which owns a medical office building. USNC currently owns 22.51% of BOPRE. (See Note C[3]).

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

Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida. However, late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CB Oncology Partners, LLC (“CBOP”) was organized on September 1, 2017 to acquire the assets and rights in this new center from FOP. USNC owns a 28.58% interest in CBOP. (See Note C[5]).

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $2 million at December 31, 2021, will allow the Company the opportunity do so. Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations. In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, USN, USNC and U.S. NeuroSurgical Physics, Inc., and Elite Health through from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation to noncontrolling interests in consolidated financial statements.  The guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases and sales of equity interests, that do not result in a change in control, to be accounted for as equity transactions.  In addition, net (loss) income attributable to noncontrolling interests are to be included in net (loss) income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value, with any gain or loss recognized in net (loss) income.

[2]	Revenue recognition:

The Company primarily generated revenue from a leasing arrangement with New York University, which is not within the scope of Revenue from Contracts with Customers (Topic 606), and from the sale of maintenance services with a single performance obligation.

The Company recognizes revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 842, Leases.

Under Topic 606, the core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process to accomplish this objective, including identifying the contract with the customer and the performance obligations within the contract, determining the transaction price including estimates of any variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue as the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
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

In October 2018, USN satisfied its obligation to reload the cobalt, and the NYU agreement was re-evaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, is charged by the lessor against income in the current period. Management has concluded that all fixed future minimum lease payments (“MLPs”) payable by NYU to USN should be and were included in the investment in sublease. These MLPs include fixed monthly payments of $50,000 through February 2021 and $30,000 through March 2021, as well as a final payment of $350,000 in March 2021. The present value of the MLPs was estimated to be approximately $2,447,000 and was recorded as an investment in sublease effective October 1, 2018. Until the contract renewal in October of 2020, the patient revenue under the tiered schedule had been considered contingent income under the sales type lease and was recognized on a systematic basis using an average fee per procedure. In October 2020, the Company recorded patient revenue based on procedures performed at the applicable billing rate for each procedure since the Company did not exceed the threshold at which billing rates decrease before the completed sale of the equipment on March 31, 2021.

Upon termination of the NYU contract, the Company recognized a gain of $100,000 related to previously accrued expenses. The gain was included as a reduction in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations in the year ended December 31, 2021.

NYU Maintenance Revenue:

The NYU agreement, which ended in March 2021, specified that USN was obligated to maintain the gamma knife equipment in good operating condition. This maintenance obligation was incurred through the term of the agreement while patient procedures were performed. Usage of the gamma knife machine was directly linked to the maintenance of the machine.  USN billed NYU monthly for the maintenance and gamma knife services provided. The portion of the total contract consideration allocated to the maintenance services was $79,000 for 2021 and $316,000 for 2020, and was recognized ratably over each year.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable

Accounts receivable only included amounts owed to the Company from the NYU Agreement.  The agreement ended with the sale of the equipment to NYU on March 31, 2021.

[5]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statements of Operations as “Loss from investments in unconsolidated entities, net”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities. As such, the recorded balance of MOP and CBOP have been taken to zero.

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

[6]	Goodwill:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is tested for impairment on an annual basis, at the anniversary of the acquisition, and between annual tests in certain circumstances, and written down when impaired.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by segment management on a regular basis. The qualitative impairment test includes considering various factors, including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events.

Goodwill was evaluated on a qualitative basis and concluded that no adjustment to the carrying value of goodwill was necessary. In addition, no qualitative indicators of impairment were identified during the fourth quarter of fiscal year ended December 31, 2021, and therefore, no interim quantitative goodwill impairment evaluation was performed. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is determined to be higher than its estimated fair value, the excess is recognized as an impairment expense.

In accordance with the authoritative guidance over fair value measurements, the fair value of a reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company primarily uses the income approach methodology, which includes the discounted cash flow method and an enterprise value method, and the market approach methodology, which considers the values of comparable businesses, to estimate the fair value of the reporting unit.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Management believes the methodology used to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether goodwill is impaired are outside of the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

[7]	Long-lived assets:

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

The Company has applied the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. If applicable, the Company records interest and penalties as a component of income tax expense. The Company had no uncertain material tax positions at December 31, 2021 and 2020. Tax years from January 1, 2018 to the current year remain open for examination by federal and state tax authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2021 and 2020, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2021 and 2020.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2021 and 2020 because of the short maturity of these financial instruments. The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2021 and 2020.

[16]	Credit risk:

At times, the Company may have cash and cash equivalents at a financial institution in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk. Accounts receivable consisted of amounts due from the medical centers. Historically, credit losses on accounts receivable have not been significant. At December 31, 2020, substantially all of the Company’s accounts receivable were due from one customer, NYU.

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

The Company adopted the provisions of Topic 842, as amended, as of January 1, 2019. The adoption of Topic 842 had a material impact on the Company’s Consolidated Balance Sheets due to the recognition of certain right-of-use (“ROU”) assets and lease liabilities. Although a significant amount of revenue was accounted for under Topic 842, this guidance did not have a material impact on our Consolidated Statements of Operations or Cash Flows.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The Company determines if an arrangement is a lease at its inception. The Company’s current operating lease relates to office space and is discussed in Note I. The Company’s finance lease obligations and sales-type sublease were related to the NYU gamma knife. The Company’s previously-recorded capital lease obligations addressed in Note F to the consolidated financial statements were accounted for as finance lease obligations upon adoption of Topic 842. The sales-type sublease is discussed in Note E.

Under Topic 842, operating leases result in the recognition of ROU assets and lease liabilities on the consolidated balance sheets. ROU assets represent the right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. Under Topic 842, operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s operating lease does not provide an implicit rate; therefore, upon adoption of Topic 842, the Company used its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The ROU assets include any initial lease payments made and exclude lease incentives received. The lease terms may include options to extend or terminate the lease that are reasonably certain to be exercised. Lease expense under Topic 842 is recognized on a straight-line basis over the lease term.

The tables below present financial information associated with our leases as of and for the years ended December 31, 2021, and 2020.

	Classification	December 31,
Assets		2021	2020
Current
Finance lease assets	Investment in sales-type sublease - current	$-	$532,000

Long-term
Operating lease assets	Operating lease right-of-use asset	59,000	94,000
Total leased assets		$59,000	$626,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$89,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	43,000	40,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	23,000	66,000
Total lease liabilities		$66,000	$195,000

Lease Cost
Operating lease cost	Selling, general and administrative	$41,000	$42,000

Finance lease cost
Interest on lease liabilities	Interest expense	1,000	23,000

Sublease income	Interest income - sales-type sublease	8,000	72,000
Net lease cost		$34,000	$(7,000)

Maturity of lease liabilities (as of December 31, 2021)	Operating lease
2022	46,000
2023	24,000
Total	$70,000
Less amount representing interest	4,000
Present value of lease liabilities	$66,000
Discount rate	5.850%

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note C - Investments in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations. This new lease was payable over 60 months.  The first payment of $31,000 was paid on April 1, 2016, and the final payment was paid in March  2021, removing USNC’s guarantee obligation.

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

At December 31, 2021 and 2020, the Company’s recorded (loss) investment of NeuroPartners LLC and CGK was ($10,000) and $26,000, respectively.  During the years ended December 31, 2021, and 2020, the Company’s equity in (loss) earnings of NeuroPartners LLC and CGK was ($36,000) and $124,000, respectively.  At December 31, 2021 and 2020, amounts due from these related parties was $6,000 and $9,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following tables present the aggregation of summarized combined financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Years Ended December 31,
	2021	2020

Patient revenue	$606,000	$1,141,000

Net (loss) income	$(9,000)	$391,000

USNC’s equity in (loss) income of Neuro Partners LLC and CGK	$(36,000)	$124,000

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2021	2020

Current assets	$299,000	$121,000

Noncurrent assets	294,000	551,000

Total assets	$593,000	$672,000

Current liabilities	$564,000	$634,000

Noncurrent liabilities	-	-

Equity	29,000	38,000

Total liabilities and equity	$593,000	$672,000

[2]	Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy.  These centers utilize linear accelerators with IMRT and IGRT capabilities.  In 2010, the Company formed FOP in partnership with local physicians and other investors. USNC owned a 24% interest in the venture. FOP’s first center was located in Miami, Florida and opened in the second quarter of 2011.

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

In December 2015, FOP entered into an agreement with 21st Century Oncology for the sale of FOP’s Varian Rapid Arc linear accelerator and other medical equipment at the FOP location. 21st Century Oncology paid FOP $1,000,000 as a down payment for the equipment and agreed to make monthly payments of $172,000 for the equipment and all monthly payments due under the equipment lease with Key Bank. As of this date, 21st Century Oncology had not satisfied all of the terms of the agreement. In May 2017, 21st Century Oncology filed for Chapter 11 bankruptcy protection and FOP was listed as an unsecured creditor. As a result, since June 2017, FOP has not received the agreed rental payments beyond the monthly payments for the equipment lease. As noted above, the equipment lease was repaid in May 2018 and title to the equipment was transferred to 21st Century Oncology. In December 2018, FOP was awarded 10,820 shares of 21st Century Oncology Holdings Inc. common stock as part of the bankruptcy proceedings. The title to these shares was transferred to USNC during 2020. The market value of these shares is unclear at this time as there is no readily available market for them, and accordingly, no value has been recorded for these shares as of December 31, 2021. During the year ended December 31, 2020, FOP received a payment of approximately $158,000 from 21st Century Oncology. FOP used these funds to repay $155,000 of previous advances from USNC.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Late in 2016, FOP took initial steps toward the development of a new radiation therapy center in Homestead, Florida. In December 2016, FOP entered into a ten-year lease agreement for office space located at 20405 Old Cutler Towne Center. FOP had to deliver an $88,000 letter of credit in conjunction with this office lease which collateral is being held in a restricted certificate of deposit. FOP began incurring architecture costs for planning/refitting the new space. During the first half of 2017, a financing agreement with BB&T Bank for the medical equipment and leasehold improvements was negotiated and then signed on August 31, 2017. In November 2017, the amounts for the equipment and leasehold improvements costs were finalized and paid under this financing agreement for a total loan of $4,106,000 to be paid over seven years.  Under the terms of the financing agreement, USN agreed to guarantee the amount initially borrowed. USN was the guarantor with several other members of FOP. Effective November 15, 2019, FOP transferred this loan, along with the equipment acquired with the loan proceeds, to CBOP. The Company expects any potential liability from this guarantee to be reduced by the recoveries of the respective collateral. Late in the third quarter of 2017, it was determined that the business opportunity at this new location should be pursued by a different investor group, and FOP arranged to sell the opportunity to this group. CBOP was organized on September 1, 2017, to acquire the assets and rights in this new center from FOP.

In June 2017, FOP entered into an agreement with a third-party owner of a radiation therapy center located in Miami, Florida, whereby FOP took over the operation of the center effective September 22, 2017, for a ten-year initial term, and up to three additional terms of five years each. This agreement was accounted for as a capital lease and, accordingly, FOP recorded assets and capital lease liabilities totaling $14,321,000 at September 22, 2017. The lease required monthly payments in the first year of $160,000, increasing by 2% each year; currently the payment is $170,000. FOP abandoned its operations at this radiation center on June 28, 2019 due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion. Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. On November 24, 2021, the third-party owner filed a Voluntary Motion to Dismiss their lawsuit against FOP, and on December 11, 2021, it was accepted and recorded by the court. There can be no guarantee the third-party owner will not reinstitute any future claims against FOP.

The Company’s recorded investment in FOP prior to dissolution had been reduced to zero due to losses incurred in prior years. No equity in earnings had been recorded by the Company for the years ended December 31, 2021 and 2020 due to FOP’s deficit equity.

During the year ended December 31, 2020, the Company wrote off all remaining amounts due from FOP and accrued interest thereon, resulting in a $78,000 loss. During the year ended December 31, 2020, FOP repaid $155,000 of the amounts due to the Company.

On September 21, 2021, FOP filed Articles of Dissolution with the Florida Department of State that were recorded on September 22, 2021. FOP is fully dissolved.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 an additional member relinquished its ownership to USNC. As a result, the Company now holds a 22.5% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $151,000 and $134,000, at December 31, 2021 and 2020, respectively.

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

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2021	2020

Rental Income	$-	$-

Net income	$85,000	$63,000

USNC’s equity in income in BOPRE	$17,000	$13,000

BOPRE Condensed Balance Sheet Information

	December 31,
	2021	2020

Current assets	$112,000	$27,000

Noncurrent assets	757,000	757,000

Total assets	$869,000	$784,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	869,000	784,000

Total liabilities and equity	$869,000	$784,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[4]	Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than it’s carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. During the year ended December 31, 2020, USNC contributed $125,000 of capital to MOP all of which was written off.  For the years ended December 31, 2021 and 2020, the Company’s equity in loss of MOP was $231,000 and $450,000, respectively, but was not recorded due to prior losses.

During the year ended December 31, 2020, the Company wrote off all amounts due and accrued interest thereon, from MOP and UOMA, resulting in a $686,000 loss. During the year ended December 31, 2021 the Company advanced an additional $461,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,
	2021	2020

Patient revenue	$2,417,000	$2,104,000

Net loss	$(646,000)	$(1,256,000)

USNC’s equity in loss in MOP	$(231,000)	$(450,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2021	2020

Current assets	$201,000	$204,000

Noncurrent assets	384,000	701,000

Total assets	$585,000	$905,000

Current liabilities	$3,109,000	$2,736,000

Noncurrent liabilities	92,000	410,000

Deficit	(2,616,000)	(2,241,000)

Total liabilities and deficit	$585,000	$905,000

[5]	CB Oncology Partners

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

Amounts due from CBOP at December 31, 2021, total $2,174,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $923,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheets. Amounts due from CBOP at December 31, 2020, total $2,154,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $903,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheets. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $125,000 for both the years ended December 31, 2021 and 2020.  At December 31, 2021 and 2020, total accrued interest was $398,000 and $273,000, respectively, all of which has been fully reserved for. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned. For the years ended December 31, 2021 and 2020, the Company’s equity in loss of CBOP was $91,000 and $195,000, respectively, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,
	2021	2020

Patient revenue	$2,042,000	$1,795,000

Net loss	$(319,000)	$(730,000)

USNC’s equity in loss of CBOP	$(91,000)	$(195,000)

CBOP Condensed Balance Sheet Information

	December 31,
	2021	2020

Current assets	$400,000	$385,000

Noncurrent assets	3,667,000	4,271,000

Total assets	$4,067,000	$4,656,000

Current liabilities	$3,472,000	$3,181,000

Noncurrent liabilities	3,121,000	3,684,000

Deficit	(2,526,000)	(2,209,000)

Total liabilities and deficit	$4,067,000	$4,656,000

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

In 2004, the NYU agreement was extended through March 2009. In 2008, the NYU agreement was extended for an additional 12 years through March 2021. To secure this extension, USN agreed to install a new gamma knife PERFEXION model. The new equipment and certain space improvements, costing $3,742,000 in total, was financed through a seven-year lease arrangement. The amendment provided for a payment to USN of a flat fee for each patient procedure performed.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
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

In September 2017, USN and NYU entered into an additional amendment to the NYU Agreement, whereby NYU committed to purchase all of the gamma knife equipment at the NYU Medical Center for a purchase price of $2,400,000, with 41 monthly installments of $50,000 from October 2017 through February 2021, and a final payment of $350,000 on March 31, 2021. Previously, the NYU agreement ended on March 17, 2021, and NYU had an option to purchase the gamma knife equipment at the estimated future value of the equipment at that time. In June 2017, the Company obtained an independent estimate of $2,570,000 for the estimated future fair value of the equipment in March 2021.

The Company continued to be responsible for the maintenance and insurance for the gamma knife equipment at the NYU facility through contract period and continued to be reimbursed for use of the gamma knife based on a fee per procedure performed with the equipment. NYU provided the medical and technical staff to operate the facility.

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

All conditions of the agreement were met, and the contract expired on March 31, 2021.

NYU Revenue Recognition:

The Company derived patient revenue from the NYU center of $1,061,000 and $3,173,000 in 2021 and 2020, respectively, consisting of lease revenue of $982,000 and $2,857,000 and maintenance revenue of $79,000 and $316,000 for 2021 and 2020, respectively.

NYU Accounts Receivable and Contract Balances:

Accounts receivable presented in the Company’s Consolidated Balance Sheets represented an unconditional right to consideration from NYU. The NYU Agreement was primarily a leasing arrangement and did not have other contract assets or contract liabilities, other than associated deferred revenue.

Accounts receivable totaled $0 and $346,000 at December 31, 2021 and 2020, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
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

Effective October 1, 2018, USN completed the reload of the cobalt and associated costs for a total cost of $1,503,000. With the removal of the cobalt contingency, the NYU agreement was reevaluated to be a sales-type sublease between USN, the lessor, and NYU, the lessee. At the inception of a sales-type sublease, the lessor recognizes its gross investment in the sublease, unearned income and sales price. The initial sales price of $2,400,000 at September 2017 was valued at $2,447,000 at October 1, 2018, using the present value of future cash flows. The cost or carrying amount, if different, of the leased property plus any initial direct costs minus the present value of the unguaranteed residual value accruing to the benefit of the lessor, was charged by the lessor against income in 2018

The monthly fixed payments under the NYU Agreement amortized the investment in sublease until title passed to NYU on March 31, 2021. The NYU Agreement required NYU to make monthly fixed payments of $30,000 and $50,000 through February 2021 with a final fixed payment of $380,000 ($30,000 and $350,000) in March 2021.

Note F - Obligations Under Finance Leases

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

The obligations under the finance leases are as follows:

	December 31,
	2021	2020

Finance leases - Gamma Knife	$-	$89,000

Less current portion	-	(89,000)

	$-	$-

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note G - Concentrations

The Company derived substantially all of its revenue from NYU. The Company’s contract with NYU, its only customer, ended in March 2021. (See Note D)

Note H – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020

Current taxes:
Federal	$56,000	$211,000
State	64,000	95,000
Current taxes	120,000	306,000
Deferred taxes:
Federal	$-	$12,000
State	-	5,000
Deferred taxes	-	17,000
Income tax provision	$120,000	$323,000

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2020	2020

Income tax at the federal statutory rate	$(130,000)	$180,000
State income tax, net of federal taxes	(103,000)	52,000
Permanent differences and other	(72,000)	16,000
Change in estimated effective state tax rate	2,000	(4,000)
Change in valuation allowance	423,000	79,000

Income tax provision	$120,000	$323,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans to those entities	$587,000	$561,000
Excess of book depreciation over tax depreciation	306,000	192,000
Net intangible assets and other capitalized costs	102,000	-
Net operating loss	66,000	34,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	44,000	-
Valuation allowance	(502,000)	(79,000)
	603,000	708,000

Deferred tax liability:
Deferred gain on disposal of gamma knife	(603,000)	(634,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	-	(74,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2018.

Note I – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023. The terms of the lease include an escalation clause for a portion of certain operating expenses.

As discussed in Note B, the Company adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company’s office lease remained an operating lease and a lease liability in the amount of $176,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $161,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent. As of December 31, 2021 operating lease right-of-use liability and asset amounted to $66,000 and $59,000, respectively. As of December 31, 2020, the operating lease right-of-use liability and asset amounted to $106,000 and $94,000, respectively. Total operating lease expense for the years ended December 31, 2021 and 2020, was $41,000 and $42,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The maturities of the operating lease liability as of December 31, 2021, were as follows:

Year Ending December 31,

2022	46,000
2023	24,000
70,000
Less interest	(4,000)
Present value of net minimum obligation	$66,000

[2]	NYU Gamma Knife:

Capital Lease Obligations (Notes D and F):
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

In October 2018, the Company entered into an additional capital lease in the amount of $833,000 to partially finance the reload of the cobalt to be repaid over 30 months. The final payment was made in March 2021.

Maintenance Contract:

The new gamma knife installed in April 2014 included a one-year warranty. The new maintenance agreement began in April of 2015. The monthly payment increased from $20,000 to $26,000 effective August 2017, due to the addition of the ICON maintenance agreement and was in effect for 5 years. The final payment of the maintenance agreement was made in March 2021.

[3]	Guarantees:

USNC was a 20% guarantor on NeuroPartners, LLC’s lease, which terminated in March 2021, with respect to the gamma knife equipment, cobalt reload and associated construction, and certain leasehold improvements located at the Southern California Regional Gamma Knife Center at SARH in Upland, California. The outstanding balance on the lease obligations was $60,000 at December 31, 2020. The final payment of this lease was made in March of 2021, thereby releasing USNC from this guarantee.

Holdings is a guarantor of the full amount of the outstanding CBOP loan with BB&T Bank entered into in 2017, as described In Note C[2]. The outstanding balance on this loan was $2,715,000 and $3,066,000 at December 31, 2021 and 2020, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
USNC was a 10% guarantor on 50% of the outstanding balance of Boca West IMP’s ten-year mortgage. This mortgage had an original balance of $3,000,000 and is secured by the medical office building in which BOP operates. The Company was released from this guaranty when the mortgage was refinanced in April of 2020.

The Company expected any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and had recorded a liability of $11,000 at December 31, 2021 and 2020.

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

Note J - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company made a discretionary matching IRA contribution of $14,000 for the year ended December 31, 2020. No such match was made for the year ended December 31, 2021.

Note K – Acquisition

The Company has been exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, U.S. NeuroSurgical, Inc. (“USN”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”.) The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company.  However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former holders of Elite Health.  In addition, the Company agreed with the former Elite Health shareholders that if there is no trading market for the shares of USN after six months from the closing of the transaction, such holders may request that the Company take steps that would give such holders access to the public trading market, which could be accomplished at the Company’s election through an exchange of such holders’ shares for Company shares.

Elite Health is a private company with a limited operating history.  It was formed in 2017 with the purpose of establishing a managed care organization that will operate as a Medicare Advantage plan for seniors.  It is expected that Elite Health will operate in California, initially San Bernadino, Riverside, and Orange Counties, with the objective of addressing the growing number of Medicare eligible seniors in those markets.  Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, management believes that Elite Health will be positioned to bring to southern California a comprehensive and cost-effective solution for these communities.

Elite Health is in the process of applying for a Knox Keene license to operate a Medicare Advantage plan in California, and has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice.  Elite Health founders and affiliates also have considerable experience with healthcare record based software and will endeavor to utilize the latest advances in information systems, including AI and data analytics, in its processes to enhance each patient experience and control medical costs.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Management and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively.
There can be no assurance that the Company will be effective in doing so.

The total fair value of the purchase price for the acquisition was $315,000, which included the fair value of the noncontrolling shares issued, including the acquired Company.

The results of the acquisition were included in the consolidated financial statements from the closing date. The acquisition was not considered material to the consolidated financial statements. As a result, no pro forma information has been provided.

The following table summarizes the changes in the carrying value of goodwill for the acquisition of Elite Health Plan, Inc.:

Balance at January 1, 2020	$-
Acquisition	-
Balance at December 31, 2020	-
Acquisition	315,000
Balance at December 31, 2021	$315,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2021: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	77	President & Chairman of the Board

William F. Leimkuhler	70	Director

Charles H. Merriman, III	87	Director

Susan Greenwald	76	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2021, the Board of Directors did not meet. In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2021, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2021, 2020, and 2019 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2021	$300,000
President & Chairman	2020	$300,000
of the Board	2019	$300,000

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

Director Compensation

During 2021, our directors who are not officers or employees were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 15, 2022 certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

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

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2021, and 2020, the Company paid $178,000 and $132,000 respectively, to Aronson, LLC for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2021, and 2020, the Company incurred $44,000 and $49,000 respectively for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2021, and 2020, the Company paid $28,000 and $34,000 for Tax Fees to Dixon Hughes Goodman LLP and KatzAbosch, respectively.

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2021, and 2020, the Company did not pay or accrue any amounts for these services.

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

(b)          Exhibits:

2.1
Share Exchange Agreement and Plan of Reorganization, dated as of October 1, 2021, between U.S. NeuroSurgical, Inc., Elite Health Plan, Inc. and all of the shareholders of Elite Health Plan, Inc. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K Current Report as filed October 6, 2021)

3.1
Form of Amended and Restated Certificate of Incorporation of U.S. NeuroSurgical, Inc. (“USN”) (incorporated herein by reference to Exhibit 3.1 to our Form 10 Registration Statement as filed July 1, 1999)

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

Dated: April 15, 2022

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2022	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 15, 2022	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 15, 2022	/s/ Charles H. Merriman III
Charles H. Merriman III
Director