Form 10-K/A
period 2021-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2022-06-24
CIK 1089815

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
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Documents incorporated by reference:  None

FORM 10-K/A

U.S. NeuroSurgical Holdings, Inc.
Form 10-K/A for the Fiscal year ended December 31, 2021

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of U.S. NeuroSurgical Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on April 15 , 2022 (the “Original Filing”). The Amendment restates the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2021. See Note L, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the year ended December 31, 2021 has also been restated. See Note M, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background
During the quarter ended March 31, 2022, the Company determined that in March 2021, pursuant to an agreement with New York University (“NYU”), ownership of all of the gamma knife equipment at the NYU Medical Center transferred from the Company to NYU, resulting in the recognition of a gain on the sale and transfer of the gamma knife property on the Company’s December 31, 2021 income tax returns.  The Company previously received insurance proceeds with the Gamma Knife facility, which was destroyed as a result of flooding from Hurricane Sandy.  For tax purposes, the resulting gain becomes taxable when the replacement property is sold or disposed of, which occurred in 2021.  However, this tax liability was not recorded during that period and the Company has corrected the accounting errors in its 2021 consolidated financial statements.

Items Amended in this Form 10-K/A
We are filing this Amendment No. 1 to restate our consolidated financial statements as of December 31, 2021 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

•     Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•     Part II, Item 8. Financial Statements and Supplementary Data.
•     Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement.

The Company has not filed, and does not intend to file, amendments to (i) the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2021, June 30, 2021, and March 31, 2021. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Disclosure Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K/A that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the timing and ultimate collectability of accounts receivable for gamma knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation and malpractice liability.  Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are included in Item 1A, Risk Factors, and may also be identified from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request.

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

Restatement of Previously Issued Consolidated Financial Statements

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A restates amounts included in the 2021 Annual Report as of and for the year ended December 31, 2021. See Note L, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the year ended December 31, 2021 has also been restated. See Note M, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

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

SG&A decreased by $134,000 or approximately 11% from $1,197,000 in 2020 to $1,063,000 in 2021.  This decrease is primarily due to a decrease in insurance and other costs related to maintaining the NYU Gamma Knife Center.  Interest expense decreased to $3,000 in 2021 from $25,000 in 2020, due mainly to the equipment loan being paid off in March of 2021.  Loss from investments in unconsolidated entities decreased from $809,000 in 2020 to $470,000 in 2021, primarily due to lower impairments of amounts advanced to MOP and CBOP, in turn due to lower advances to those entities in 2021.  The Company reported a net loss of $973,000 in 2021, as compared to a net income of $533,000 in the prior year, primarily due to the closing of the NYU Gamma Knife Center.  The Company incurred an income tax charge of $420,000 in 2021, compared with $323,000 in 2020.

Liquidity and capital resources

At December 31, 2021, the Company had working capital of $1,617,000 as compared to $2,597,000 at December 31, 2020. Total assets decreased by $485,000 from 2020 to 2021 principally due to Company having to use its reserves, since the closure of the NYU Gamma Knife Center. Cash and cash equivalents at December 31, 2021 were $2,178,000 as compared to $2,030,000 at December 31, 2020.

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

The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K/A beginning at page F-1.

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

Restatement of Previously Issued Financial Statements

As discussed in Note L to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct a misstatement.

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

The following are the primary procedures we performed to address the critical audit matter. We compared the trading value of the Parent Company's stock for the preceding three and nine months to the estimate on the acquisition date and we evaluated discounts applied in relation to the noncontrolling interests' lack of control and participation and in relation to relevant valuation techniques. We also recalculated the amounts reported to record this transaction and the related noncontrolling interest.

Aronson LLC

Rockville, Maryland

June 24, 2022

We have served as the Company’s auditor since 2014.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS	(As Restated)
Current assets:
Cash and cash equivalents	$2,178,000	$2,030,000
Accounts receivable	-	346,000
Investment in sales-type sublease - current	-	532,000
Other current assets	65,000	99,000
Total current assets	2,243,000	3,007,000

Other assets:
Due from related parties	930,000	912,000
Investments in unconsolidated entities	141,000	160,000
Goodwill	315,000	-
Total other assets	1,386,000	1,072,000

Property and equipment:
Operating lease right-of-use asset	59,000	94,000
Total property and equipment	59,000	94,000

TOTAL ASSETS	$3,688,000	$4,173,000

LIABILITIES
Current liabilities:
Obligations under finance lease - current portion	$-	$89,000
Operating lease right-of-use liability - current portion	43,000	40,000
Accounts payable and accrued expenses	169,000	170,000
Income taxes payable	414,000	111,000
Total current liabilities	626,000	410,000

Operating lease right-of-use liability - net of current portion	23,000	66,000
Guarantee liability	11,000	11,000
Total liabilities	660,000	487,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at December 31, 2021 and 2020.	78,000	78,000
Additional paid-in capital	2,871,000	3,100,000
(Accumulated deficit) retained earnings	(373,000)	508,000
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	2,576,000	3,686,000
Noncontrolling interests	452,000	-
Total equity	3,028,000	3,686,000
TOTAL LIABILITIES AND EQUITY	$3,688,000	$4,173,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
	(As Restated)
Revenue	$1,061,000	$3,173,000

Costs and expenses:
Patient expenses	86,000	361,000
Selling, general and administrative	1,063,000	1,197,000

Total	1,149,000	1,558,000

Operating (loss) income	(88,000)	1,615,000

Total other (expense) income
Interest expense	(3,000)	(25,000)
Interest income	-	3,000
Interest income - sales-type sublease	8,000	72,000
Loss from investments in unconsolidated entities, net	(470,000)	(809,000)
Total other expense	(465,000)	(759,000)

(Loss) income before income taxes	(553,000)	856,000

Income tax provision	420,000	323,000

Net (loss) income	(973,000)	533,000
Net loss attributable to noncontrolling interests	92,000	-
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(881,000)	$533,000

Basic and diluted net (loss) income per share attributable to U.S. Neurosurgical Holdings, Inc.	$(0.11)	$0.07

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	U.S. Neurosurgical Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2019	7,792,185	$78,000	$3,100,000	$(25,000)	$3,153,000	$-	$3,153,000
Net income for the year ended December 31, 2020	-	-	-	533,000	533,000	-	533,000
Balance - December 31, 2020	7,792,185	$78,000	$3,100,000	$508,000	$3,686,000	$-	$3,686,000
Sale of subsidiary shares to noncontrolling interests			(229,000)		(229,000)	544,000	315,000
Net loss for the year ended December 31, 2021 (As Restated)	-	-	-	(881,000)	(881,000)	(92,000)	(973,000)
Balance - December 31, 2021 (As Restated)	7,792,185	$78,000	$2,871,000	$(373,000)	$2,576,000	$452,000	$3,028,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(973,000)	$533,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	35,000	34,000
Loss from investments in unconsolidated entities, net	470,000	809,000
Distributed earnings from unconsolidated entities	-	176,000
Accrued interest from notes receivable	-	-
Deferred income taxes	-	17,000
Changes in:
Accounts receivable	346,000	10,000
Income taxes receivable/payable	303,000	(109,000)
Other current assets	34,000	(6,000)
Accounts payable and accrued expenses	(1,000)	(85,000)
Deferred revenue	-	(226,000)
Operating lease right-of-use liability	(40,000)	(36,000)
Net cash provided by operating activities	174,000	1,117,000

Cash flows from investing activities:
Advances to unconsolidated entities	(491,000)	(459,000)
Repayments from loans to unconsolidated entities	22,000	175,000
Capital contributions to unconsolidated entities	-	(125,000)
Principal payments received under sales-type sublease	532,000	888,000
Net cash provided by investing activities	63,000	479,000

Cash flows from financing activities:
Repayment of finance lease obligations	(89,000)	(901,000)
Net cash used in financing activities	(89,000)	(901,000)

Net change in cash and cash equivalents	148,000	695,000
Cash and cash equivalents - beginning of year	2,030,000	1,335,000
Cash and cash equivalents - end of year	$2,178,000	$2,030,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,000	$25,000
Income taxes	$213,000	$419,000
Supplemental disclosure of noncash investing and financing activities:
Conversion of prior advances to unconsolidated entity in lieu of cash payment for capital contribution	$-	$121,000
Issuance of subsidiary shares in exchange for a controlling interest in Elite Health Plan, Inc.	$315,000	$-

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note G - Concentrations

The Company derived substantially all of its revenue from NYU. The Company’s contract with NYU, its only customer, ended in March 2021. (See Note D)

Note H – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020
	(As Restated)
Current taxes:
Federal	$228,000	$211,000
State	192,000	95,000
Current taxes	420,000	306,000
Deferred taxes:
Federal	$-	$12,000
State	-	5,000
Deferred taxes	-	17,000
Income tax provision	$420,000	$323,000

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2021	2020
	(As Restated)
Income tax at the federal statutory rate	$(130,000)	$180,000
State income tax, net of federal taxes	(106,000)	52,000
Permanent differences and other	(67,000)	16,000
Change in estimated effective state tax rate	2,000	(4,000)
Change in valuation allowance	721,000	79,000

Income tax provision	$420,000	$323,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax asset:	(As Restated)
Basis differences in unconsolidated entities, including advances and loans to those entities	$587,000	$561,000
Excess of book depreciation over tax depreciation	-	192,000
Net intangible assets and other capitalized costs	102,000	-
Net operating loss	66,000	34,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	45,000	-
Valuation allowance	(800,000)	(79,000)
	-	708,000

Deferred tax liability:
Deferred gain on disposal of gamma knife	-	(634,000)
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	-	(74,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2018.

As further described in Note L, management has restated the Company's 2021 Consolidated Financial Statements to record an additional tax liability as a result of the gain realized on the disposition of the Company's business at the New York University Medical Center.

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

Note L – Restatement of Previously Issued Consolidated Financial Statements

We have restated the Company's Consolidated Financial Statements as of and for the year ended December 31, 2021, as a result of a previously unrecorded tax liability in connection with the disposition of the Company’s business at the New York University Medical Center, which resulted in the recognition of a gain on the sale and transfer of the gamma knife property on the December 31, 2021 income tax returns. The Company previously received insurance proceeds with the Gamma Knife facility, which was destroyed as a result of flooding from Hurricane Sandy. For tax purposes, the resulting gain becomes taxable when the replacement property is sold or disposed of, which occurred in 2021.

The Company has corrected the accounting errors in the 2021 Consolidated Financial Statements, which have been adjusted as follows:

As of December 31, 2021
Consolidated Balance Sheets:

	Amount Previosly Reported	Amount As Restated

Income taxes payable	$114,000	$414,000
Total liabilities	$361,000	$660,000
Total equity	$3,327,000	$3,028,000

Year ended December 31, 2021
Consolidated Statements of Operations:

	Amount Previosly Reported	Amount As Restated

Income tax provision	$120,000	$420,000
Net loss	$674,000	$973,000
Net loss attributable to noncontrolling interest	$47,000	$92,000
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$627,000	$881,000

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.08)	$(0.11)

The restatement corrections impact certain components within operating cash flows of the Consolidated Statements of Cash Flows. Total operating cash flows, investing activities, financing activities, and cash and cash equivalents are unchanged as a result of the restatements.

Note M – Quarterly Results of Operations (Unaudited)

In the first quarter of 2021, the disposition of the Company’s business at New York University Medical Center occurred, which resulted in the recognition of a gain on the sale and transfer of the gamma knife property at that time.

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2021
	As Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,061,000	$-	$-	$-

Cost and expenses:
Patient expenses	86,000	-	-	-
Selling, general and administrative	298,000	249,000	268,000	248,000
Total	384,000	249,000	268,000	248,000

Operating (loss) income	677,000	(249,000)	(268,000)	(248,000)

Total other (expense) income
Interest expense	(2,000)	(1,000)	-	-
Other income	-	-	9,000	(9,000)
Interest income - sales-type sublease	8,000	-	-	-
Loss from investment in unconsolidated entities, net	(139,000)	(135,000)	(77,000)	(119,000)
Total other expense	(133,000)	(136,000)	(68,000)	(128,000)

(Loss) income before income taxes	544,000	(385,000)	(336,000)	(376,000)

Income tax provision	252,000	232,000	16,000	(80,000)

Net (loss) income	292,000	(617,000)	(352,000)	(296,000)
Net loss attributable to noncontrolling interests	-	-	-	92,000
Net (loss) income attributable to U.S. NeuroSurgical Holdings, Inc.	$292,000	$(617,000)	$(352,000)	$(204,000)

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurigical Holdings, Inc.	$0.04	$(0.08)	$(0.05)	$(0.03)

In lieu of filing amended reports on Form 10-Q, the following tables represent the Company's restated unaudited consolidated financial statements for each of the quarters during the year ended December 31, 2021. See Note L, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	As Restated
	December 31, 2021	September 30, 2021		June 30, 2021		March 31, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
Revenue	$-	$-	$1,061,000	$-	$1,061,000	$1,061,000

Cost and expenses:
Patient expenses	-	-	86,000	-	86,000	86,000
Selling, general and administrative	248,000	268,000	815,000	249,000	547,000	298,000
Total	248,000	268,000	901,000	249,000	633,000	384,000

Operating (loss) income	(248,000)	(268,000)	160,000	(249,000)	428,000	677,000

Total other (expense) income
Interest expense	-	-	(3,000)	(1,000)	(3,000)	(2,000)
Other income	(9,000)	9,000	9,000	-	-	-
Interest income - sales-type sublease	-	-	8,000	-	8,000	8,000
Loss from investment in unconsolidated entities, net	(119,000)	(77,000)	(351,000)	(135,000)	(274,000)	(139,000)
Total other expense	(128,000)	(68,000)	(337,000)	(136,000)	(269,000)	(133,000)

(Loss) income before income taxes	(376,000)	(336,000)	(177,000)	(385,000)	159,000	544,000

Income tax provision	(80,000)	16,000	500,000	232,000	484,000	252,000

Net (loss) income	(296,000)	(352,000)	(677,000)	(617,000)	(325,000)	292,000
Net loss attributable to noncontrolling interests	92,000	-	-	-	-	-
Net (loss) income attributable to U.S. NeuroSurgical Holdings, Inc.	$(204,000)	$(352,000)	$(677,000)	$(617,000)	$(325,000)	$292,000

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurigical Holdings, Inc.	$(0.03)	$(0.05)	$(0.09)	$(0.08)	$(0.04)	$0.04

	CONDENSED CONSOLIDATED BALANCE SHEETS
	As Restated
	September 30, 2021	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,567,000	$2,820,000	$2,543,000
Accounts receivable	-	-	828,000
Other current assets	67,000	89,000	80,000
Total current assets	2,634,000	2,909,000	3,451,000

Other assets:
Due from related parties	918,000	923,000	916,000
Investments in unconsolidated entities	152,000	164,000	161,000
Total other assets	1,070,000	1,087,000	1,077,000

Property and equipment:
Operating lease right-of-use asset	68,000	77,000	86,000
Total property and equipment	68,000	77,000	86,000

TOTAL ASSETS	$3,772,000	$4,073,000	$4,614,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$42,000	$41,000	$40,000
Accounts payable and accrued expenses	180,000	135,000	166,000
Income taxes payable	496,000	480,000	363,000
Total current liabilities	718,000	656,000	569,000

Operating lease right-of-use liability - net of current portion	34,000	45,000	56,000
Guarantee liabliity	11,000	11,000	11,000
Total long-term liabilities	45,000	56,000	67,000

Total liabilities	763,000	712,000	636,000

EQUITY
Common stock	78,000	78,000	78,000
Additional paid-in capital	3,100,000	3,100,000	3,100,000
(Accumulated deficit) retained earnings	(169,000)	183,000	800,000
Total equity	3,009,000	3,361,000	3,978,000

TOTAL LIABILITIES AND EQUITY	$3,772,000	$4,073,000	$4,614,000

The restatement corrections impact certain components within operating cash flows of the Consolidated Statements of Cash Flows. Total operating cash flows, investing activities, financing activities, and cash and cash equivalents are unchanged as a result of the restatements.

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

(a)          (1) Financial Statements and Financial Statement Schedules.  The following are filed as part of this report:

(2) Financial Statement Schedules.  All financial statement schedules as required by Item 8 and Item 15 of Form 10-K/A have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto.

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

Dated: June 24, 2022

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 24, 2022	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

June 24, 2022	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

June 24, 2022	/s/ Charles H. Merriman III
Charles H. Merriman III
Director