Form 10-Q
period 2022-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2022-06-24
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2022 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,658,000	$2,178,000
Other current assets	47,000	65,000
Total current assets	1,705,000	2,243,000

Other assets:
Due from related parties	965,000	930,000
Investments in unconsolidated entities	146,000	141,000
Goodwill	315,000	315,000
Total other assets	1,426,000	1,386,000

Property and equipment:
Operating lease right-of-use asset	49,000	59,000
Total property and equipment	49,000	59,000

TOTAL ASSETS	$3,180,000	$3,688,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$44,000	$43,000
Accounts payable and accrued expenses	177,000	170,000
Income taxes payable	403,000	114,000
Total current liabilities	624,000	327,000

Operating lease right-of-use liability - net of current portion	12,000	23,000
Guarantee liability	11,000	11,000
Total liabilities	647,000	361,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2022 and December 31, 2021.	78,000	78,000

Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(794,000)	(119,000)
U.S. NeuroSurgical Holdings Inc. stockholders’ equity	2,155,000	2,830,000
Noncontrolling interests	378,000	497,000
Total equity	2,533,000	3,327,000
TOTAL LIABILITIES AND EQUITY	$3,180,000	$3,688,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
		(As Restated)
Revenue	$-	$1,061,000

Costs and expenses:
Patient expenses	-	86,000
Selling, general and administrative	360,000	298,000

Total	360,000	384,000

Operating (loss) income	(360,000)	677,000

Total other (expense) income
Interest expense	-	(2,000)
Interest income - sales-type sublease	-	8,000
Loss from investments in unconsolidated entities, net	(133,000)	(139,000)
Total other expense	(133,000)	(133,000)

(Loss) income before income taxes	(493,000)	544,000

Provision for income taxes	2,000	252,000

Net (loss) income	(495,000)	292,000
Net loss attributable to noncontrolling interests	74,000	-
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(421,000)	$292,000

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.05)	$0.04

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(495,000)	$292,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of operating lease right-of-use asset	10,000	8,000
Loss from investments in unconsolidated entities, net	133,000	139,000
Distributed earnings from unconsolidated entities	11,000	-
Deferred income taxes	-	-
Changes in:
Accounts receivable	-	(482,000)
Income taxes receivable/payable	(11,000)	252,000
Other current assets	18,000	19,000
Accounts payable and accrued expenses	8,000	(4,000)
Operating lease right-of-use liability	(10,000)	(10,000)
Net cash (used in) provided by operating activities	(336,000)	214,000

Cash flows from investing activities:
Advances to unconsolidated entities	(182,000)	(144,000)
Captial contributions to unconsolidated entities	(2,000)	-
Principal payments received under sales-type sublease	-	532,000
Net cash (used in) provided by investing activities	(184,000)	388,000

Cash flows from financing activities:
Repayment of finance lease obligations	-	(89,000)
Net cash used in financing activities	-	(89,000)

Net change in cash and cash equivalents	(520,000)	513,000
Cash and cash equivalents - beginning of period	2,178,000	2,030,000
Cash and cash equivalents - end of period	$1,658,000	$2,543,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$2,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2021, and 2020, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2021, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the three months ended March 31, 2022, and 2021 was net (loss) income for the periods.

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

The Company primarily generated revenue, in 2021, from a leasing arrangement with New York University, which is not within the scope of Revenue from Contracts with Customers (Topic 606), and from the sale of maintenance, under the same agreement, with a single performance obligation. The NYU agreement ended in March 2021.

The tables below present financial information associated with our leases.

	Classification	March 31, 2022	March 31, 2021
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$49,000	$86,000
Total leased assets		$49,000	$86,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$44,000	$40,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$12,000	$56,000
Total lease liabilities		$56,000	$96,000

Lease Cost
Operating lease cost	Selling, general and administrative	$10,000	$11,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	2,000

Sublease income	Interest income - sales-type sublease	-	8,000
Net lease expense		$10,000	$5,000

Maturity of lease liabilities (as of March 31, 2022)	Operating lease
2022	33,000
2023	25,000
Total	$58,000
Less amount representing interest	2,000
Present value of lease liabilities	$56,000
Discount rate	5.850%

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. NeuroSurgical Holdings, Inc., opened a New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.   The Company’s contract with NYU, its only customer, ended in March 2021.  Upon termination of the NYU contract, the Company recognized a gain of $100,000 relating to previously accrued expenses.  This gain was included as a reduction in selling, general and administrative expense in the quarter ended March 31, 2021.  The Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1.6 million at March 31, 2022, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

USNC was a 20% guarantor on NeuroPartners LLC’s seven-year lease with respect to the gamma knife equipment and certain leasehold improvements at SARH.  In February 2016, NeuroPartners LLC negotiated a new five-year lease to fund the reloading of cobalt and related construction services.  The new lease of $1,663,000 included a balance of $668,000 from the prior lease obligations.  This new lease was payable over 60 months.  The first payment of $31,000 was paid in April 2016 and the final payment was paid in March 2021, removing USNC’s guarantee obligation.

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

At March 31, 2022 and December 31, 2021, the Company’s recorded investment (loss) of NeuroPartners LLC and CGK was $0 and ($10,000), respectively. For the three months ended March 31, 2022, the Company’s equity in income of NeuroPartners LLC and CGK was $10,000 and compared to equity in loss of ($2,000) for the three months ended March 31, 2021.  At March 31, 2022, and December 31, 2021, amounts due from related parties was $19,000 and $6,000, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Three Months Ended March 31,
	2022	2021

Patient revenue	$122,000	$166,000

Net (loss) income	$(30,000)	$19,000

USNC’s equity in income (loss) of NeuroPartners LLC and CGK	$10,000	$(2,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	March 31, 2022	December 31, 2021

Current assets	$368,000	$299,000

Noncurrent assets	230,000	294,000

Total assets	$598,000	$593,000

Current liabilities	$598,000	$564,000

Noncurrent liabilities	-	-

Equity	-	29,000

Total liabilities and equity	$598,000	$593,000

Note D – Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it has a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owned a 24% interest in the venture. FOP abandoned its operations on June 28, 2019, due to continued losses at the site and lack of success in good faith efforts to renegotiate the agreement after several months of discussion. Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. On November 24, 2021, the third-party owner filed a Voluntary Motion to Dismiss their lawsuit against FOP, and on December 11, 2021, it was accepted and recorded by the court. There can be no guarantee the third-party owner will not reinstitute any future claims against FOP.

The Company’s recorded investment in FOP prior to dissolution had been reduced to zero due to losses incurred in prior years. No equity in earnings had been recorded by the Company due to FOP’s deficit equity.

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022 additional members relinquished its ownership to USNC. As a result, the Company now holds a 24.36% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $145,000 and $151,000 at March 31, 2022 and December 31, 2021, respectively.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three Months Ended March 31,
	2022	2021

Rental Income	$-	$-

Net income	$17,000	$18,000

USNC’s equity in earnings of BOPRE	$4,000	$3,000

BOPRE Condensed Balance Sheet Information

	March 31, 2022	December 31, 2021

Current assets	$80,000	$112,000

Noncurrent assets	757,000	757,000

Total assets	$837,000	$869,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	837,000	869,000

Total liabilities and equity	$837,000	$869,000

Note F - Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the three months ended March 31, 2022 and 2021, the Company’s equity in loss of MOP was $39,000 and $60,000, respectively, but was not recorded due to prior losses.

During the three months ended March 31, 2022 and 2021, the Company advanced $99,600 and $141,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Three Months Ended March 31,
	2022	2021

Patient revenue	$533,000	$537,000

Net loss	$(188,000)	$(168,000)

USNC’s equity in loss of MOP	$(39,000)	$(60,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2022	December 31, 2021

Current assets	$277,000	$201,000

Noncurrent assets	300,000	384,000

Total assets	$577,000	$585,000

Current liabilities	$3,229,000	$3,109,000

Noncurrent liabilities	78,000	92,000

Deficit	(2,730,000)	(2,616,000)

Total liabilities and deficit	$577,000	$585,000

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

Amounts due from CBOP at March 31, 2022, total $2,208,000 of outstanding principal, less $1,289,000 of allowances, for a net receivable of $919,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheets. Amounts due from CBOP at December 31, 2021, total $2,174,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $923,000 all of which is included in due from related parties on the accompanying Condensed Consolidated Balance Sheets. These balances accrue interest at 6% per annum. Interest earned by the Company from the amounts owed by CBOP totaled $29,000 and $31,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, total accrued interest was $427,000 and $398,000, respectively, all of which has been fully reserved for. The Company recorded increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended March 31,
	2022	2021

Patient revenue	$582,000	$471,000

Net (loss) income	$(46,000)	$62,000

USNC’s equity in (loss) income of CBOP	$(13,000)	$18,000

CBOP Condensed Balance Sheet Information

	March 31, 2022	December 31, 2021

Current assets	$582,000	$400,000

Noncurrent assets	3,515,000	3,667,000

Total assets	$4,097,000	$4,067,000

Current liabilities	$3,533,000	$3,472,000

Noncurrent liabilities	3,125,000	3,121,000

Deficit	(2,561,000)	(2,526,000)

Total liabilities and deficit	$4,097,000	$4,067,000

Note H – Elite Health

Effective October 1, 2021, U.S. NeuroSurgical, Inc. (“USN”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”.) The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company.  However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former holders of Elite Health.  In addition, pursuant to the terms of this transaction, the former shareholders of Elite Health may request that the Company take steps that would give such holders access to the public trading market.  If this is requested by the Elite Health holders, it could be accomplished at the Company’s election through an exchange of such holders’ shares in USN for common stock of the Company.

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

Elite Health is in the process of applying for a Knox Keene license to operate a Medicare Advantage plan in California and has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice.  If Elite Health is successful in obtaining the license, establishing Elite Health as an operating entity will require significant investment not currently available to the Company.  The Company is currently exploring opportunities to provide the necessary funding to proceed with activities required to launch Elite Health.

Note I – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 1%, for the three months ended March 31, 2022, and 2021. The Company recorded a tax provision of $2,000 and $252,000 (restated) for the three months ended March 31, 2022, and 2021, respectively.

15

Note J - Restatement of Previously Issued Financial Statements

During the quarter ended March 31, 2022, the Company determined that in March 2021, pursuant to an agreement with New York University ("NYU"), ownership of all of the gamma knife equipment at the NYU Medical Center transferred from the Company to NYU, resulting in the recognition of a gain on the sale and transfer of the gamma knife property on the Company's December 31, 2021 income tax returns. The Company previously received insurance proceeds with the Gamma Knife facility, which was destroyed as a result of flooding from Hurricane Sandy. For tax purposes, the resulting gain becomes taxable when the replacement property is sold or disposed of, which occurred in 2021. As a result, the Company recorded this tax liability and restated its consolidated financial statements as of and for the year ended December 31, 2021 and each of the quarters during the year ended December 31, 2021 on Form 10-K/A for the year ended December 31, 2021.

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three months ended March 31, 2020. The values as previously reported were derived from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 17, 2021.

CONDENSED CONSOLIDATD STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2020

	As previously	Restatement
	Reported	Impacts	As Restated
Income tax provision	$5,000	$247,000	$252,000
Net income	$539,000	$(247,000)	$292,000
Basic and diluted net income per share	$0.07	$(0.03)	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Three Months Ended March 31, 2020

Net income	$539,000	$(247,000)	$292,000
Change in: Income taxes receivable/payable	$5,000	$247,000	$252,000

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2021 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1.6 million at March 31, 2022, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Patient revenue for the three months ended March 31, 2022, and 2021 was $0 and $1,061,000, respectively. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

Patient expenses for the three months ended March 31, 2022, were $0 as compared to $86,000 reported for the comparable period in the previous year, primarily due to the annualized effects of the NYU contract ending in March 2021.

Selling, general and administrative expense of $360,000 for the first quarter of 2022 was 19% higher than the $298,000 incurred during the comparable period in 2021, due mostly to lower accounting fees in 2022 offset by a $100,000 gain on termination of the NYU contract during the three months ended March 31, 2021.

The Company incurred no interest expense in the first quarter of 2022 and $2,000 in the comparable period in 2021 related to finance leases.

The Company earned $0 and $8,000 of interest income from its investment in a sales-type sublease for the three months ended March 31, 2022, and 2021, respectively.

During the three months ended March 31, 2022, the Company recognized a $133,000 loss from its investment in unconsolidated entities compared to a $139,000 loss during the same period in 2021. The lower current quarter loss is primarily due to a decrease of advances made to its unconsolidated entities and associated allowances.

During the three months ended March 31, 2021, the Company recognized an income tax provision of $2,000 compared to an income tax provision of $252,000 (restated) during the same period in 2021.

For the three months ended March 31, 2022, the Company reported a net loss of $421,000 as compared to $292,000 (restated) net income for the same period a year earlier. The net loss was primarily due to the termination of the NYU contract.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $1,128,000 as compared to $1,918,000 at December 31, 2021. Cash and cash equivalents at March 31, 2022 were $1,658,000 as compared to $2,178,000 at December 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022, was $336,000 as compared to $214,000 provided by operating activities for the same period a year earlier. This change is primarily due to the termination of the NYU contract and the Company using cash reserves for day to day expenses. During the first quarter of 2022, the Company received $11,000 of distributed earnings from, unconsolidated entities with no corresponding cash receipts in the first quarter of 2021.

With respect to investing activities, the Company made $182,000 of advances to unconsolidated entities during the three months ended March 31, 2022, compared with $144,000 of loans and advances in the same period a year earlier to NP, CGK, CBOP, and MOP to assist with business operations and working capital requirements. The Company also received $532,000 in principal payments under the NYU sales-type sublease in 2021, compared to $0 during the first quarter of 2022.

With respect to financing activities, the Company’s contract with the NYU Medical Center ended in March 2021 along with all related lease arrangements.  The Company paid $89,000 towards its finance lease obligations during the three months ended March 31, 2021.The Company is actively seeking new business ventures that could require investment beyond its current cash reserves.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2022: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: June 24, 2022	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer
and
Principal Financial Officer of the Registrant