Form 10-Q/A
period 2022-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2022-08-11
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of U.S. NeuroSurgical Holdings, Inc. (the “Company”) for the three months ended March 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on June 24 , 2022 (the “Original Filing”).  The Amendment restates the Company’s previously issued consolidated financial statements as of and for the three months ended March 31, 2022.

Restatement Background
In connection with the preparation of the Company’s financial statements for the three months ended June 30, 2022, the Company determined that the balance sheet information included in the Original Filing did not properly reflect the changes made in connection with the restated financial information included of the Company’s Annual Report on Form 10-K/A for its fiscal year ended December 31, 2021.

Items Amended in this Filing
We are filing this Amendment No. 1 to restate our consolidated financial statements as of March 31, 2022 that were previously reported on the Original Filing.  The following items have been amended to reflect the restatement:

•	Part I, Item 1 - Financial Statements - Condensed Consolidated Balance Sheets – Liabilities and Equity at December 31, 2021
•	Part I, Item 1 - Financial Statements – Note F – Medical Oncology Partners - MOP Condensed Consolidated Income Statement Information – Net loss for the three months ended March 31, 2022.
•	Part I, Item 1 - Financial Statements – Note J – Restatement of Previously Issued Financial Statements – corrected date references to March 31, 2021.
•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – working capital at March 31, 2022.

However, for the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,658,000	$2,178,000
Other current assets	47,000	65,000
Total current assets	1,705,000	2,243,000

Other assets:
Due from related parties	965,000	930,000
Investments in unconsolidated entities	146,000	141,000
Goodwill	315,000	315,000
Total other assets	1,426,000	1,386,000

Property and equipment:
Operating lease right-of-use asset	49,000	59,000
Total property and equipment	49,000	59,000

TOTAL ASSETS	$3,180,000	$3,688,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$44,000	$43,000
Accounts payable and accrued expenses	177,000	169,000
Income taxes payable	403,000	414,000
Total current liabilities	624,000	626,000

Operating lease right-of-use liability - net of current portion	12,000	23,000
Guarantee liability	11,000	11,000
Total liabilities	647,000	660,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at March 31, 2022 and December 31, 2021.	78,000	78,000

Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(794,000)	(373,000)
U.S. NeuroSurgical Holdings Inc. stockholders’ equity	2,155,000	2,576,000
Noncontrolling interests	378,000	452,000
Total equity	2,533,000	3,028,000
TOTAL LIABILITIES AND EQUITY	$3,180,000	$3,688,000

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Three Months Ended March 31,
	2022	2021

Patient revenue	$533,000	$537,000

Net loss	$(108,000)	$(168,000)

USNC’s equity in loss of MOP	$(39,000)	$(60,000)

MOP Condensed Consolidated Balance Sheet Information

	March 31, 2022	December 31, 2021

Current assets	$277,000	$201,000

Noncurrent assets	300,000	384,000

Total assets	$577,000	$585,000

Current liabilities	$3,229,000	$3,109,000

Noncurrent liabilities	78,000	92,000

Deficit	(2,730,000)	(2,616,000)

Total liabilities and deficit	$577,000	$585,000

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

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three months ended March 31, 2021. The values as previously reported were derived from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 17, 2021.

CONDENSED CONSOLIDATD STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2021

	As previously	Restatement
	Reported	Impacts	As Restated
Income tax provision	$5,000	$247,000	$252,000
Net income	$539,000	$(247,000)	$292,000
Basic and diluted net income per share	$0.07	$(0.03)	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Three Months Ended March 31, 2021

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

Liquidity and Capital Resources

At March 31, 2022, the Company had working capital of $1,081,000 as compared to $1,918,000 at December 31, 2021. Cash and cash equivalents at March 31, 2022 were $1,658,000 as compared to $2,178,000 at December 31, 2021.

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

101        Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 11, 2022	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer
and
Principal Financial Officer of the Registrant