Form 10-Q
period 2022-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2022-08-12
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐          No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2022 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,096,000	$2,178,000
Other current assets	57,000	65,000
Total current assets	1,153,000	2,243,000

Other assets:
Due from related parties	1,000	930,000
Investments in unconsolidated entities	150,000	141,000
Goodwill	315,000	315,000
Total other assets	466,000	1,386,000

Property and equipment:
Operating lease right-of-use asset	40,000	59,000
Total property and equipment	40,000	59,000

TOTAL ASSETS	$1,659,000	$3,688,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$45,000	$43,000
Accounts payable and accrued expenses	83,000	169,000
Due to related parties	47,000	-
Income taxes payable	231,000	414,000
Total current liabilities	406,000	626,000

Operating lease right-of-use liability - net of current portion	-	23,000
Guarantee liability	11,000	11,000
Total liabilities	417,000	660,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,792,185 shares issued and outstanding at June 30, 2022 and December 31, 2021.	78,000	78,000
Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(1,891,000)	(373,000)
U.S. NeuroSurgical Holdings Inc. stockholders’ equity	1,058,000	2,576,000
Noncontrolling interests	184,000	452,000
Total equity	1,242,000	3,028,000
TOTAL LIABILITIES AND EQUITY	$1,659,000	$3,688,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2022	2021 (As Restated)

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	292,000	249,000

Total	292,000	249,000

Operating loss	(292,000)	(249,000)

Total other expense
Interest expense	-	(1,000)
Loss from investments in unconsolidated entities, net	(998,000)	(135,000)
Total other expense	(998,000)	(136,000)

Loss before income taxes	(1,290,000)	(385,000)

Provision for income taxes	1,000	232,000

Net loss	(1,291,000)	(617,000)
Net loss attributable to noncontrolling interests	194,000	-
Net loss attributable to U.S. NeuroSurgical Holdings, Inc.	$(1,097,000)	$(617,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.14)	$(0.08)

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021 (As Restated)

Revenue	$-	$1,061,000

Costs and expenses:
Patient expenses	-	86,000
Selling, general and administrative	652,000	547,000

Total	652,000	633,000

Operating (loss) income	(652,000)	428,000

Total other (expense) income
Interest expense	-	(3,000)
Interest income - sales-type sublease	-	8,000
Loss from investments in unconsolidated entities, net	(1,131,000)	(274,000)
Total other expense	(1,131,000)	(269,000)

(Loss) income before income taxes	(1,783,000)	159,000

Provision for income taxes	3,000	484,000

Net loss	(1,786,000)	(325,000)
Net loss attributable to noncontrolling interests	268,000	-
Net loss attributable to U.S. NeuroSurgical Holdings, Inc.	$(1,518,000)	$(325,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.19)	$(0.04)

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021 (As Restated)

Cash flows from operating activities:
Net loss	$(1,786,000)	$(325,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of operating lease right-of-use asset	19,000	17,000
Loss from investments in unconsolidated entities, net	1,131,000	274,000
Distributed earnings from unconsolidated entities	11,000	-
Changes in:
Accounts receivable	-	346,000
Income taxes receivable/payable	(183,000)	369,000
Other current assets	8,000	10,000
Accounts payable and accrued expenses	(86,000)	(36,000)
Operating lease right-of-use liability	(21,000)	(20,000)
Net cash (used in) provided by operating activities	(907,000)	635,000

Cash flows from investing activities:
Advances to unconsolidated entities	(175,000)	(288,000)
Principal payments received under sales-type sublease	-	532,000
Net cash (used in) provided by investing activities	(175,000)	244,000

Cash flows from financing activities:
Repayment of finance lease obligations	-	(89,000)
Net cash used in financing activities	-	(89,000)

Net change in cash and cash equivalents	(1,082,000)	790,000
Cash and cash equivalents - beginning of period	2,178,000	2,030,000
Cash and cash equivalents - end of period	$1,096,000	$2,820,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$3,000
Income taxes	$183,000	$158,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2022, and 2021, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2021, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K/A.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the three and six months ended June 30, 2022, and 2021 was net loss for the periods.

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

The tables below present financial information associated with our leases.

	Classification	June 30, 2022	June 30, 2021
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$40,000	$77,000
Total leased assets		$40,000	$77,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$45,000	$41,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$-	$45,000
Total lease liabilities		$45,000	$86,000

Lease Cost
Operating lease cost	Selling, general and administrative	$21,000	$20,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	2,000

Sublease income	Interest income - sales-type sublease	-	8,000
Net lease expense		$21,000	$14,000

Maturity of lease liabilities (as of June 30, 2022)	Operating lease
2022	$23,000
2023	24,000
Total	47,000
Less amount representing interest	2,000
Present value of lease liabilities	$45,000
Discount rate	5.850%

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. NeuroSurgical Holdings, Inc. (“USNH”), opened a New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.   The Company’s contract with NYU, its only customer, ended in March 2021.  Upon termination of the NYU contract, the Company recognized a gain of $100,000 relating to previously accrued expenses.  This gain was included as a reduction in selling, general and administrative expense in the quarter ended March 31, 2021.  The Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1.0 million at June 30, 2022, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Note C – The Southern California Regional Gamma Knife Center

During 2007, the Company, through a noncontrolling interest in joint ventures, managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital (“SARH”) in Upland, California.  Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leases the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment.  In addition to returns on its ownership interests, USN Corona, Inc., (“USNC”), a wholly-owned subsidiary of USNH, expects to receive fees for management services relating to the facility.

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

Construction of the SARH gamma knife center was completed in December 2008 and the first patient was treated in January 2009, at which time the 14-year gamma knife lease with SARH commenced.  The project has been funded principally by outside investors.  While the Company, through its joint ventures, has led the effort in organizing the business and overseeing the development and operation of the SARH center, its investment to date in the SARH center has been minimal.

At June 30, 2022 and December 31, 2021, the Company’s recorded investment (loss) of NeuroPartners LLC and CGK was $0 and ($10,000), respectively. For the six months ended June 30, 2022, the Company’s equity in loss of NeuroPartners LLC and CGK was $28,000 compared to $7,000 for the six months ended June 30, 2021.  At June 30, 2022, amounts due to related parties was $47,000 compared with $6,000 due from related parties at December 31, 2021.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended June 30,
	2022	2021

Patient Revenue	$277,000	$336,000

Net (loss) income	$(27,000)	$27,000

USNC’s equity in loss of NeuroPartners, LLC and CGK	$(28,000)	$(7,000)

	Three Months Ended June 30,
	2022	2021

Patient revenue	$155,000	$170,000

Net income	$3,000	$8,000

USNC’s equity in loss of NeuroPartners LLC and CGK	$(38,000)	$(5,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30, 2022	December 31, 2021

Current assets	$370,000	$299,000

Noncurrent assets	166,000	294,000

Total assets	$536,000	$593,000

Current liabilities	$535,000	$564,000

Noncurrent liabilities	-	-

Equity	1,000	29,000

Total liabilities and equity	$536,000	$593,000

Note D – Florida Oncology Partners

During 2010, through the formation of a joint venture, in which it had a noncontrolling interest, the Company expanded its market strategy to include opportunities to develop cancer centers featuring radiation therapy. In 2010, the Company formed FOP in partnership with local physicians and other investors. USNC owned a 24% interest in the venture. FOP abandoned its operations on June 28, 2019, due to continued losses at the site of operations and lack of success in good faith efforts to renegotiate an agreement with the party from whom FOP leased a facility and equipment, after several months of discussion.  Due to the circumstances, FOP derecognized the associated assets and liabilities and calculated a contingent liability equal to the net liabilities derecognized. On November 24, 2021, the lessor filed a Voluntary Motion to Dismiss its lawsuit against FOP, and on December 11, 2021, it was accepted and recorded by the court. There can be no guarantee the lessor will not reinstitute any future claims against FOP.

The Company’s recorded investment in FOP prior to dissolution had been reduced to zero due to losses incurred in prior years. No equity in earnings had been recorded by the Company due to FOP’s deficit equity.

On September 21, 2021, FOP filed Articles of Dissolution with the Florida Department of State that were recorded on September 22, 2021. FOP is now fully dissolved.

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 24.36% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $150,000 and $151,000 at June 30, 2022 and December 31, 2021, respectively.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended June 30,
	2022	2021

Rental Income	$-	$-

Net income	$31,000	$56,000

USNC’s equity in earnings of BOPRE	$8,000	$12,000

	Three Months Ended June 30,
	2022	2021

Rental Income	$-	$-

Net income	$14,000	$38,000

USNC’s equity in earnings of BOPRE	$4,000	$9,000

BOPRE Condensed Balance Sheet Information

	June 30, 2022	December 31, 2021

Current assets	$94,000	$112,000

Noncurrent assets	757,000	757,000

Total assets	$851,000	$869,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	851,000	869,000

Total liabilities and equity	$851,000	$869,000

Note F - Medical Oncology Partners

In April 2015, Medical Oncology Partners, LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC, (“UOMA”). USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016, to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the six months ended June 30, 2022, and 2021, the Company’s equity in loss of MOP was $92,000 and $34,000, respectively, but was not recorded due to prior losses.

During the six months ended June 30, 2022, and 2021, the Company advanced $189,000 and $277,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Six Months Ended June 30,
	2022	2021

Patient revenue	$1,067,000	$1,068,000

Net loss	$(256,000)	$(95,000)

USNC’s equity in loss in MOP	$(92,000)	$(34,000)

	Three Months Ended June 30,
	2022	2021

Patient revenue	$534,000	$531,000

Net loss	$(68,000)	$73,000

USNC’s equity in loss of MOP	$(53,000)	$26,000

MOP Condensed Consolidated Balance Sheet Information

	June 30, 2022	December 31, 2021

Current assets	$284,000	$201,000

Noncurrent assets	241,000	384,000

Total assets	$525,000	$585,000

Current liabilities	$3,326,000	$3,109,000

Noncurrent liabilities	64,000	92,000

Deficit	(2,865,000)	(2,616,000)

Total liabilities and deficit	$525,000	$585,000

Note G - CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of a new cancer treatment center from FOP. USNC originally had a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. The medical center opened and treated its first patient in January of 2018.

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

Amounts due from CBOP at June 30, 2022, totaled $2,211,000 of which all of it has been reserved against as of June 30,2022. These balances accrued interest at 6% per annum. Total accrued interest was $427,000 at June 30, 2022, and $335,000 at June 30, 2021, all of which has been fully reserved for. The Company records increases in the allowance as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended June 30,
	2022	2021

Patient revenue	$1,026,000	$1,041,000

Net (loss) income	$(237,000)	$92,000

USNC’s equity in (loss) income of CBOP	$(68,000)	$26,000

	Three Months Ended June 30,
	2022	2021

Patient revenue	$444,000	$570,000

Net (loss) income	$(191,000)	$30,000

USNC’s equity in (loss) income of CBOP	$(55,000)	$8,000

CBOP Condensed Balance Sheet Information

	June 30, 2022	December 31, 2021

Current assets	$526,000	$400,000

Noncurrent assets	3,362,000	3,667,000

Total assets	$3,888,000	$4,067,000

Current liabilities	$3,826,000	$3,472,000

Noncurrent liabilities	2,826,000	3,121,000

Deficit	(2,764,000)	(2,526,000)

Total liabilities and deficit	$3,888,000	$4,067,000

Note H – Elite Health

Effective October 1, 2021, U.S. NeuroSurgical, Inc. (“USN”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”.) The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company.  However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former shareholders of Elite Health.  In addition, pursuant to the terms of this transaction, the former shareholders of Elite Health may request that the Company take steps that would give such shareholders access to the public trading market.  If this is requested by the Elite Health shareholders, it could be accomplished at the Company’s election through an exchange of such shareholders’ shares in USN for common stock of the Company.

Elite Health is a private company with a limited operating history.  It was formed in 2017 with the purpose of establishing a managed care organization that will operate as a Medicare Advantage plan for seniors.  It is expected that Elite Health will operate in California, initially San Bernardino, Riverside, and Orange Counties, with the objective of addressing the growing number of Medicare eligible seniors in those markets.

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

Note I – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 0% and 304%, for the six months ended June 30, 2022, and 2021, respectively. The Company recorded a tax charge of $3,000 and $484,000 for the six months ended June 30, 2022, and 2021, respectively.

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

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three and six months ended June 30, 2021. The values as previously reported were derived from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 11, 2021.

CONDENSED CONSOLIDATD STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2021

	As previously	Restatement
	Reported	Impacts	As Restated
Income tax provision	$189,000	$43,000	$232,000
Net loss	$(574,000)	$(43,000)	$(617,000)
Basic and diluted net loss per share	$0.07	$(0.01)	$(0.08)

CONDENSED CONSOLIDATD STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2021
Income tax provision	$194,000	$290,000	$484,000
Net loss	$(35,000)	$(290,000)	$(325,000)
Basic and diluted net loss per share	$(0.00)	$(0.04)	$(0.04)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021

Net loss	$(35,000)	$(290,000)	$(325,000)
Change in: Income taxes receivable/payable	$-	$369,000	$369,000
Deferred income taxes	$79,000	$(79,000)	$-

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent events

The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States.  Most states and municipalities in the U.S., including California, and Florida, have taken aggressive measures to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions).  Across the healthcare industry, resources have been prioritized for the treatment and management of the outbreak.  Consequently, there have been delays in delivering radiation therapy treatments.  In addition, the COVID-19 pandemic poses the risk that the Company and its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1 million at June 30, 2022, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Selling, general and administrative expense of $292,000 for the second quarter of 2022 was 17% higher than the $249,000 incurred during the comparable period in 2021, due mostly to higher accounting and professional fees in 2022.

The Company incurred no interest expense in the second quarter of 2022 and $1,000 in the comparable period in 2021.

During the three months ended June 30, 2022, the Company recognized a $998,000 loss from its investment in unconsolidated entities compared to a $135,000 loss during the same period in 2021. The higher current quarter loss is primarily due to the write off of advances made to CBOP.

During the three months ended June 30, 2022, the Company recognized an income tax provision of $1,000 compared to an income tax provision of $232,000 (restated) during the same period in 2021. The higher income tax charge in 2021 was due to the recognition of insurance proceeds and corresponding gain on the sale of the gamma knife.

For the three months ended June 30, 2022, the Company reported a net loss of $1,291,000 as compared to $617,000 for the same period a year earlier. The net loss was primarily due to the write off of advances to unconsolidated entities and the termination of the NYU contract.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2020

Patient revenue for the six months ended June 30, 2022, and 2021 was $0 and $1,061,000, respectively. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

Patient expenses for the six months ended June 30, 2022, were $0 as compared to $86,000 reported for the comparable period in the previous year, primarily due to the effects of the NYU contract ending in March 2021.

Selling, general and administrative expense of $652,000 for the first six months of 2022 was 19% higher than the $547,000 incurred during the comparable period in 2021, mainly due to higher accounting and professional fees in 2022, offset by a $100,000 gain on termination of the NYU contract and the cancellation of the flood insurance policy for the NYU facility at March 31, 2021.

The Company incurred no interest expense in the first six months of 2022 and $3,000 in the comparable period in 2021 related to finance leases.

The Company earned no interest income in the first six months of 2022 and $8,000 of interest income from its investment in a sales-type sublease for the six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recognized a $1,131,000 loss from its investment in unconsolidated entities compared to a $274,000 loss during the same period in 2021. The higher current year loss is primarily due to the write off of advances to CBOP in 2022.

During the six months ended June 30, 2022, the Company recognized an income tax provision of $3,000 compared to an income tax provision of $484,000 (restated) during the same period in 2021.  The higher income tax charge in 2021 was due to the recognition of insurance proceeds and corresponding gain on the sale of the gamma knife.

For the six months ended June 30, 2022, the Company reported a net loss of $1,786,000 as compared to $325,000 for the same period a year earlier. The higher net loss was primarily due to the write off of advances to unconsolidated entities and the cessation of the NYU contract in March 2021.

Liquidity and Capital Resources

At June 30, 2022, the Company had working capital of $747,000 as compared to $1,617,000 at December 31, 2021. Cash and cash equivalents at June 30, 2022 were $1,096,000 as compared to $2,178,000 at December 31, 2021.

Net cash used in operating activities for the six months ended June 30, 2022, was $907,000 as compared to $635,000 provided by operating activities for the same period a year earlier. This change is primarily due to the termination of the NYU contract and the Company using cash reserves for day to day expenses. During the first six months of 2022, the Company received $11,000 of distributed earnings from unconsolidated entities with no corresponding cash receipts in the first six months of 2021.

With respect to investing activities, the Company made $175,000 of advances to unconsolidated entities during the six months ended June 30, 2022, compared with $288,000 of loans and advances in the same period a year earlier to NeuroPartners LLC, CGK, CBOP, and MOP to assist with business operations and working capital requirements. The Company also received $532,000 in principal payments under the NYU sales-type sublease in 2021, compared to $0 during the first six months of 2022.

With respect to financing activities, the Company’s contract with the NYU Medical Center ended in March 2021 along with all related lease arrangements.  The Company paid $89,000 towards its finance lease obligations during the six months ended June 30, 2021.The Company is actively seeking new business ventures that could require investment beyond its current cash reserves.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2021, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2022: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022, management is in the process of developing plans to remediate the material weakness identified above.

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

101        Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 12, 2022	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer
and
Principal Financial Officer of the Registrant