Form 10-Q
period 2022-09-30
U.S. NeuroSurgical Holdings, Inc.
filed 2022-11-21
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2022 was 7,842,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$651,000	$2,178,000
Other current assets	52,000	65,000
Total current assets	703,000	2,243,000

Other assets:
Due from related parties	9,000	930,000
Investments in unconsolidated entities	152,000	141,000
Goodwill	315,000	315,000
Total other assets	476,000	1,386,000

Property and equipment:
Operating lease right-of-use asset	30,000	59,000
Total property and equipment	30,000	59,000

TOTAL ASSETS	$1,209,000	$3,688,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$34,000	$43,000
Accounts payable and accrued expenses	71,000	169,000
Income taxes payable	231,000	414,000
Total current liabilities	336,000	626,000

Operating lease right-of-use liability - net of current portion	-	23,000
Guarantee liability	11,000	11,000
Total liabilities	347,000	660,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,842,185 and 7,792,185 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	78,000	78,000
Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(2,214,000)	(373,000)
U.S. NeuroSurgical Holdings Inc. stockholders’ equity	735,000	2,576,000
Noncontrolling interests	127,000	452,000
Total equity	862,000	3,028,000
TOTAL LIABILITIES AND EQUITY	$1,209,000	$3,688,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
		(Restated)

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	221,000	268,000

Total	221,000	268,000

Operating loss	(221,000)	(268,000)

Total other expense
Interest expense	-	-
Other income	-	9,000
Loss from investments in unconsolidated entities, net	(156,000)	(77,000)
Total other expense	(156,000)	(68,000)

Loss before income taxes	(377,000)	(336,000)

Provision for income taxes	(1,000)	(16,000)

Net loss	(378,000)	(352,000)
Net loss attributable to noncontrolling interests	57,000	-
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(321,000)	$(352,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
		(Restated)

Revenue	$-	$1,061,000

Costs and expenses:
Patient expenses	-	86,000
Selling, general and administrative	878,000	815,000

Total	878,000	901,000

Operating (loss) income	(878,000)	160,000

Total other (expense) income
Interest expense	-	(3,000)
Interest income - sales-type sublease	-	8,000
Other income	-	9,000
Loss from investments in unconsolidated entities, net	(1,287,000)	(351,000)
Total other expense	(1,287,000)	(337,000)

(Loss) income before income taxes	(2,165,000)	(177,000)

Provision for income taxes	(2,000)	(500,000)

Net loss	(2,167,000)	(677,000)
Net loss attributable to noncontrolling interests	325,000	-
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(1,842,000)	$(677,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.24)	$(0.09)

Weighted average common shares outstanding, basic and diluted	7,792,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
		(Restated)

Cash flows from operating activities:
Net loss	$(2,167,000)	$(677,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of operating lease right-of-use asset	29,000	26,000
Loss from investments in unconsolidated entities, net	1,287,000	350,000
Distributed earnings from unconsolidated entities	11,000	-
Deferred income taxes	-	(111,000)
Changes in:
Accounts receivable	-	346,000
Income taxes payable	(183,000)	496,000
Other current assets	12,000	32,000
Accounts payable and accrued expenses	(98,000)	10,000
Operating lease right-of-use liability	(32,000)	(30,000)
Net cash (used in) provided by operating activities	(1,141,000)	442,000

Cash flows from investing activities:
Advances to unconsolidated entities	(496,000)	(359,000)
Repayments from loans to unconsolidated entities	110,000	11,000
Principal payments received under sales-type sublease	-	532,000
Net cash (used in) provided by investing activities	(386,000)	184,000

Cash flows from financing activities:
Repayment of finance lease obligations	-	(89,000)
Net cash used in financing activities	-	(89,000)

Net change in cash and cash equivalents	(1,527,000)	537,000
Cash and cash equivalents - beginning of period	2,178,000	2,030,000
Cash and cash equivalents - end of period	$651,000	$2,567,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$3,000
Income taxes	$-	$158,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2022, and 2021, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2021, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K/A.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the three and nine months ended September 30, 2022, and 2021 was net loss for the periods.

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

The tables below present financial information associated with our leases.

	Classification	September 30,
Assets		2022	2021
Long-term
Operating lease assets	Operating lease right-of-use asset	$30,000	$68,000
Total leased assets		$30,000	$68,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$34,000	$42,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$-	$34,000
Total lease liabilities		$34,000	$76,000

Lease Cost
Operating lease cost	Selling, general and administrative	$31,000	$31,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	2,000

Sublease income	Interest income - sales-type sublease	-	8,000
Net lease expense		$31,000	$25,000

Maturity of lease liabilities (as of September 30, 2022)	Operating lease
2022	$11,000
2023	24,000
Total	35,000
Less amount representing interest	1,000
Present value of lease liabilities	$34,000
Discount rate	5.850%

Note B – Gamma Knife at NYU Medical Center

U.S. NeuroSurgical, Inc. (“USN”), a wholly-owned subsidiary of U.S. NeuroSurgical Holdings, Inc. (“USNH”), opened a New York gamma knife treatment center in July 1997 on the campus of New York University (“NYU”) Medical Center.   The Company’s contract with NYU, its only customer, ended in March 2021.  Upon termination of the NYU contract, the Company recognized a gain of $100,000 relating to previously accrued expenses.  This gain was included as a reduction in selling, general and administrative expense in the quarter ended March 31, 2021.  The Company is actively seeking new business ventures. Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

At September 30, 2022 and December 31, 2021, the Company’s recorded investment (loss) of NeuroPartners LLC and CGK was $0 and ($10,000), respectively. For the nine months ended September 30, 2022, the Company’s equity in loss of NeuroPartners LLC and CGK was $110,000 compared to $22,000 for the nine months ended September 30, 2021.  At September 30, 2022, amounts due to related parties was $8,000 compared with $6,000 due from related parties at December 31, 2021.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Nine Months Ended
	September 30,
	2022	2021

Patient Revenue	$242,000	$463,000

Net (loss) income	$(215,000)	$12,000

USNC’s equity in loss of NeuroPartners, LLC and CGK	$(110,000)	$(22,000)

	Three Months Ended
	September 30,
	2022	2021

Patient revenue	$(36,000)	$127,000

Net (loss) income	$(188,000)	$(15,000)

USNC’s equity in loss of NeuroPartners LLC and CGK	$(83,000)	$(15,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	September 30,	December 31,
	2022	2021

Current assets	$226,000	$299,000

Noncurrent assets	358,000	294,000

Total assets	$584,000	$593,000

Current liabilities	$942,000	$564,000

Noncurrent liabilities	-	-

Equity	(358,000)	29,000

Total liabilities and equity	$584,000	$593,000

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 24.36% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $152,000 and $151,000 at September 30, 2022 and December 31, 2021, respectively.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2022	2021

Rental Income	$-	$-

Net income	$52,000	$75,000

USNC’s equity in earnings of BOPRE	$8,000	$16,000

	Three Months Ended
	September 30,
	2022	2021

Rental Income	$-	$-

Net income	$16,000	$19,000

USNC’s equity in earnings of BOPRE	$2,000	$4,000

BOPRE Condensed Balance Sheet Information

	September 30,	December 31,
	2022	2021

Current assets	$110,000	$112,000

Noncurrent assets	757,000	757,000

Total assets	$867,000	$869,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	867,000	869,000

Total liabilities and equity	$867,000	$869,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than its carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. For the nine months ended September 30, 2022, and 2021, the Company’s equity in loss of MOP was $211,000 and $100,000, respectively, but was not recorded due to prior losses.

During the nine months ended September 30, 2022, and 2021, the Company advanced $259,000 and $342,000, all of which has been fully impaired. These allowances and write offs were recorded as losses from investments in unconsolidated entities.

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

The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Nine Months Ended
	September 30,
	2022	2021

Patient revenue	$1,488,000	$1,601,000

Net loss	$(588,000)	$(280,000)

USNC’s equity in loss in MOP	$(211,000)	$(100,000)

	Three Months Ended
	September 30,
	2022	2021

Patient revenue	$439,000	$532,000

Net loss	$(340,000)	$(185,000)

USNC’s equity in loss of MOP	$(121,000)	$(66,000)

MOP Condensed Consolidated Balance Sheet Information

	September 30,	December 31,
	2022	2021

Current assets	$136,000	$201,000

Noncurrent assets	162,000	384,000

Total assets	$298,000	$585,000

Current liabilities	$3,449,000	$3,109,000

Noncurrent liabilities	50,000	92,000

Deficit	(3,201,000)	(2,616,000)

Total liabilities and deficit	$298,000	$585,000

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

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions are not expected to be met and, accordingly, the Company’s equity interest in CBOP increased to 28.58% in June 2020. For the nine months ended September 30, 2022, the Company’s equity in loss of CB was $111,000 compared to equity in earnings of $20,000 during the same period in the same period the prior year, but neither were recorded due to prior losses.

Amounts due from CBOP at September 30, 2022, totaled $2,716,000 of which all of it has been reserved against as of September 30,2022.The Company records increases in the allowance as a component of loss from investments in unconsolidated entities.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2022	2021

Patient revenue	$1,507,000	$1,591,000

Net (loss) income	$(387,000)	$69,000

USNC’s equity in (loss) income of CBOP	$(111,000)	$20,000

	Three Months Ended
	September 30,
	2022	2021

Patient revenue	$482,000	$550,000

Net loss	$(158,000)	$(23,000)

USNC’s equity in loss of CBOP	$(45,000)	$(7,000)

CBOP Condensed Balance Sheet Information

	September 30,	December 31,
	2022	2021

Current assets	$444,000	$400,000

Noncurrent assets	3,209,000	3,667,000

Total assets	$3,653,000	$4,067,000

Current liabilities	$3,598,000	$3,472,000

Noncurrent liabilities	2,968,000	3,121,000

Deficit	(2,913,000)	(2,526,000)

Total liabilities and deficit	$3,653,000	$4,067,000

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

Note I – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was approximately 0% and 174%, for the nine months ended September 30, 2022, and 2021, respectively. The Company recorded a tax charge of $2,000 and $500,000 for the nine months ended September 30, 2022, and 2021, respectively.

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

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three and nine months ended September 30, 2021. The values as previously reported were derived from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 19, 2021.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2021

	As previously	Restatement
	Reported	Impacts	As Restated
Income tax provision	$(8,000)	$24,000	$16,000
Net loss	$(344,000)	$(8,000)	$(352,000)
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.05)

CONDENSED CONSOLIDATD STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2021
Income tax provision	$(202,000)	$702,000	$500,000
Net loss	$(378,000)	$(299,000)	$(677,000)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.09)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021

Net loss	$(378,000)	$(299,000)	$(677,000)
Change in: Income taxes receivable/payable	$197,000	$299,000	$496,000

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition.  The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures.   Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

Results of Operations

Three months ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Selling, general and administrative expense of $221,000 for the third quarter of 2022 was 17% lower than the $268,000 incurred during the comparable period in 2021, due mostly to lower accounting and professional fees \during the nine months ended September 30, 2022.

The Company incurred no interest expense in the third quarter of 2022 or in the comparable period in 2021.

During the three months ended September 30, 2022, the Company recognized a $156,000 loss from its investment in unconsolidated entities compared to a $77,000 loss during the same period in 2021. The higher current quarter loss is primarily due to advances made to CBOP and MOP.

During the three months ended September 30, 2022, the Company recognized an income tax expense of $1,000 compared to an income tax provision of $16,000 during the same period in 2021. The higher income tax charge in 2021 was due to the recognition of insurance proceeds and corresponding gain on the sale of the gamma knife.

For the three months ended September 30, 2022, the Company reported a net loss of $378,000 as compared to $352,000 for the same period a year earlier. The net loss was primarily due to the write off of advances to unconsolidated entities.

Nine months ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Patient revenue for the nine months ended September 30, 2022, and 2021 was $0 and $1,061,000, respectively. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

Patient expenses for the nine months ended September 30, 2022, were $0 as compared to $86,000 reported for the comparable period in the previous year, primarily due to the effects of the NYU contract ending in March 2021.

Selling, general and administrative expense of $878,000 for the nine months ended September 2022, was 8% higher than the $815,000 incurred during the comparable period in 2021, mainly due to due higher accounting and professional fees in 2022, offset by a $100,000 gain on termination of the NYU contract and the cancellation of the flood insurance policy for the NYU facility at March 31, 2021.

The Company incurred no interest expense in the first nine months of 2022 and $3,000 in the comparable period in 2021 related to finance leases.

The Company earned no interest income during the nine months ended September 302022, and $8,000 of interest income from its investment in a sales-type sublease for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company recognized a $1,287,000 loss from its investment in unconsolidated entities compared to a $350,000 loss during the same period in 2021. The higher current year loss is primarily due to due to the write off of advances to CBOP in 2022.

During the nine months ended September 30, 2022, the Company recognized an income tax expense of $2,000 compared to an income tax provision of $500,000 during the same period in 2021.  The higher income tax charge in 2021 was due to the recognition of insurance proceeds and corresponding gain on the sale of the gamma knife.

For the nine months ended September 30, 2022, the Company reported a net loss of $2,167,000 as compared to $677,000 for the same period a year earlier. The higher net loss was primarily due to due to the write off of advances to unconsolidated entities and the cessation of the NYU contract in March 2021.

Liquidity and Capital Resources

At September 30, 2022, the Company had working capital of $367,000 as compared to $1,617,000 at December 31, 2021. Cash and cash equivalents at September 30, 2022 were $651,000 as compared to $2,178,000 at December 31, 2021.

Net cash used in operating activities for the nine months ended September 30, 2022, was $1,141,000 as compared to $442,000 provided by operating activities for the same period a year earlier. This change is primarily due to the termination of the NYU contract and the Company using cash reserves for day to day expenses. During the first nine months of 2022, the Company received $11,000 of distributed earnings from unconsolidated entities with no corresponding cash receipts in the first nine months of 2021.

With respect to investing activities, the Company made $496,000 of advances to unconsolidated entities during the nine months ended September 30, 2022, compared with $374,000 of loans and advances in the same period a year earlier to NP, CGK, CBOP, and MOP to assist with business operations and working capital requirements. The Company also received $532,000 in principal payments under the NYU sales-type sublease in 2021, compared to $0 during the first nine months of 2022.

With respect to financing activities, the Company’s contract with the NYU Medical Center ended in March 2021 along with all related lease arrangements.  The Company paid $89,000 towards its finance lease obligations during the nine months ended September 30, 2021.The Company is actively seeking new business ventures that could require investment beyond its current cash reserves.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2022: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, management is in the process of developing plans to remediate the material weakness identified above.

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

101         Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: November 21, 2022	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant