Form 10-K
period 2022-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2023-04-13
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Yes  ☐    No  ☒

As of June 30, 2022 the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $811,000, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of March 28, 2023, there were outstanding 7,842,185 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal year ended December 31, 2022

PART I

Item 1.	Business.

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "Holdings" means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc. and USN Corona, Inc. and the majority-owned subsidiary of USN, Elite Health Plan, Inc.

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

The Company’s business model, directly and through its minority-owned business units, has been to own, or hold interests in, the gamma knife and radiation treatment centers, and charge the hospital or medical facility, where the unit is housed and maintained, based on utilization. During 2018, the Company’s arrangement with its only customer met the criteria for classification as a sales type lease, and the Company was deemed to have sold its sole gamma knife.

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

The Company estimates that, as of December 31, 2022, there were approximately 120 gamma knife treatment centers in the U.S.

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

In 2015, Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”) USNC was not initially a member of MOP as it was legally not able to participate due to the fact that USNC was not a physician. Paperwork was filed for a waiver and on December 22, 2016, USNC was cleared to become a part owner of MOP.   On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until January 1, 2023. Some funds were held in escrow until post-closing adjustments were made.

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

New York Gamma Knife Center

The Company’s New York gamma knife treatment center was opened in July 1997 on the campus of NYU, and the Company held an interest in and operated the center until March 2022.  The Company installed a new Leksell gamma knife, the PERFEXION model, at the NYU Medical Center in March 2009 in replacement of the older gamma knife equipment
In October 2012, the Company’s facility at NYU was totally destroyed as a result of flooding from Hurricane Sandy. The gamma knife had to be removed to prevent any cobalt leakage that might occur due to rusting of the equipment.

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

With the September 2017 amendment, the Company became obligated to reload the cobalt for the gamma knife at its own expense and bear the cost of site work involved in reloading the cobalt. In July 2018, the Company entered into an agreement with Elekta for the cobalt reload on the NYU gamma. This cobalt reload occurred in July 2018, and the gamma knife center reopened on August 6, 2018. All cobalt related costs were finalized by October 1, 2018. As a result of the Company satisfying its obligation to reload the cobalt, the agreement with NYU met the criteria to be classified as a sales type lease. In addition, the Company is now no longer obligated to restore the NYU facility to its original condition. Accordingly, all related assets and the asset retirement obligation were derecognized effective October 1, 2018.

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

At December 31, 2022 and 2021, the Company’s recorded loss in investment of NeuroPartners LLC and CGK was $0 and $10,000, respectively.  During the year ended December 31, 2022, and 2021, the Company’s equity in loss of NeuroPartners LLC and CGK was $133,000 and $36,000, respectively.  At December 31, 2022 and 2021, amounts due from these related parties was $7,000 and $6,000, respectively.

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 an additional member relinquished its ownership to USNC. As a result, the Company now holds a 23.1% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $157,000 and $152,000, at December 31, 2022 and 2021, respectively.

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

Medical Oncology Partners

In April 2015, MOP was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in UOMA. USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

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

During the year ended December 31, 2021, the Company's equity in loss of MOP was $231,000, but was not recorder due to prior losses.

On December 31, 2022 MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until January 3, 2023. Some funds were held in escrow until post-closing adjustments were made.

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

During the second quarter of 2022 the Company wrote off all amounts due and accrued interest thereon, from CB resulting in a $919,000 loss. During the remainder of the year ended December 31, 2022, the Company advanced an additional $163,000, less $156,000 of allowances, for a net receivable of $6,000. These allowances and write offs were recorded as losses from investments in unconsolidated entities. Amounts due from CBOP at December 31, 2021, total $2,174,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $923,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheets. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned. For the years ended December 31, 2022 and 2021, the Company's equity in loss of CBOP was $191,000 and $91,000, respectively, but was not recorded due to prior losses.

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

Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1.5 million at December 31, 2022, will allow the Company the opportunity do so.  Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations.  In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

The Company's base facility, from which it conducts substantially all of its administrative operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $42,000 per year.  The Company occupied about 3,800 square feet at the NYU Medical Center in New York, New York.  This facility was sold to NYU Medical Center and at the end of the contract ownership was passed onto NYU Medical Center.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2021 through December 31, 2022.

Period	High Close	Low Close

January 1 – March 31, 2021	.38	.25
April 1 - June 30, 2021	.44	.26
July 1 – September 30, 2021	.31	.25
October 1 – December 31, 2021	.31	.23

January 1 – March 31, 2022	.25	.16
April 1 - June 30, 2022	.20	.13
July 1 – September 30, 2022	.20	.13
October 1 – December 31, 2022	.20	.06

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 13, 2023, there were approximately 66 holders of record of the Company's Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2022, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2022 Compared to 2021

There was no patient revenue in 2022 compared to $1,061,000 in 2021. Prior to the termination of the Company’s contract with NYU in March 2021, the Company’s Gamma Knife facility at NYU Medical Center represented all of the Company’s patient revenue.

There were no patient expenses in 2022 as compared to $86,000 in 2021 due to the annualized effects of the NYU contract ending in March 2021.

SG&A increased by $323,000 or 30% from $1,063,000 in 2021 to $1,386,000 in 2022, mostly due to the impairment of Goodwill.  Interest expense decreased to $0 in 2022 from $3,000 in 2021, due to the equipment loan being paid off in March of 2021.  Loss from investments in unconsolidated entities decreased from $451,000 in 2021 to $163,000 in 2022, primarily due to the repayment of loans from MOP on the sale of UOMA. Gain from investments in unconsolidated entities increased $35,000 to $16,000 in 2022, from a loss from investments in unconsolidated entities in 2021 of $19,000.  The Company reported a net loss of $1,572,000 in 2022, as compared to $973,000 in the prior year, primarily due to the full impairment of the CBOP and Goodwill, offset by the repayment of loans from MOP on the sale of UOMA .  The Company incurred an income tax charge of $39,000 in 2022, compared with $420,000 in 2021.

Liquidity and capital resources

At December 31, 2022, the Company had working capital of $1,275,000 as compared to $1,617,000 at December 31, 2021. Total assets decreased by $1,941,000 from 2022 to 2021 principally due to the Company having to use its reserves, since the closure of the NYU Gamma Knife Center. Cash and cash equivalents at December 31, 2022 were $1,537,000 as compared to $2,178,000 at December 31, 2021.

Net cash used by operating activities was $1,529,000 in 2022, as compared to $296,000 used by operating activities in 2021. Net cash used in financing activities was $0 in 2022 as compared to $89,000 in 2021.

For the year ended December 31, 2022, net cash provided by investing activities was $888,000 as compared to $533,000 in 2021.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. NeuroSurgical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. NeuroSurgical Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022, and  the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

Mercurius & Associates LLP
(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2022

New Delhi, India
April 13, 2023.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. NeuroSurgical Holdings, Inc.
Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2021, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of their operations and their cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ARONSON LLC

Rockville, Maryland
June 24, 2022

We served as the Company's auditor from 2014 to 2022.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,537,000	$2,178,000
Other current assets	18,000	65,000
Total current assets	1,555,000	2,243,000

Other assets:
Due from related parties	15,000	930,000
Investments in unconsolidated entities	157,000	141,000
Goodwill	-	315,000
Total other assets	172,000	1,386,000

Property and equipment:
Operating lease right-of-use asset	20,000	59,000
Total property and equipment	20,000	59,000

TOTAL ASSETS	$1,747,000	$3,688,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	23,000	43,000
Accounts payable and accrued expenses	86,000	169,000
Income taxes payable	171,000	414,000
Total current liabilities	280,000	626,000

Operating lease right-of-use liability - net of current portion	-	23,000
Guarantee liability	11,000	11,000
Total liabilities	291,000	660,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,842,185 and 7,792,185 shares issued and outstanding at December 31, 2022 and 2021, respectively.	78,000	78,000
Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(1,710,000)	(373,000)
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	1,239,000	2,576,000
Noncontrolling interests	217,000	452,000
Total stockholders’ equity	1,456,000	3,028,000

TOTAL LIABILITIES AND EQUITY	$1,747,000	$3,688,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenue	$-	$1,061,000

Costs and expenses:
Patient expenses	-	86,000
Selling, general and administrative	1,386,000	1,063,000

Total	1,386,000	1,149,000

Operating loss	(1,386,000)	(88,000)

Total other (expense) income
Interest expense	-	(3,000)
Interest income - sales-type sublease	-	8,000
Loss from loans to unconsolidated entities	(163,000)	(451,000)
Gain (loss) from investments in unconsolidated entities, net	16,000	(19,000)
Total other expense	(147,000)	(465,000)

Loss before income taxes	(1,533,000)	(553,000)

Income tax provision	(39,000)	(420,000)

Net loss	(1,572,000)	(973,000)
Net loss attributable to noncontrolling interests	235,000	92,000
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(1,337,000)	$(881,000)

Basic and diluted net loss per share attributable to U.S. Neurosurgical Holdings, Inc.	$(0.17)	$(0.11)

Weighted average common shares outstanding, basic and diluted	7,842,185	7,792,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	U.S. Neurosurgical Holdings, Inc. Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2020	7,792,185	$78,000	$3,100,000	$508,000	$3,686,000	$-	$3,686,000
Sale of subsidiary shares to noncontrolling interests			(229,000)		(229,000)	544,000	315,000
Net loss for the year ended December 31, 2021	-	-	-	(881,000)	(881,000)	(92,000)	(973,000)
Balance - December 31, 2021	7,792,185	$78,000	$2,871,000	$(373,000)	$2,576,000	$452,000	$3,028,000
Issuance of common stock as compensation	50,000	-	-	-	-	-	-
Net loss for the year ended December 31, 2022	-	-	-	(1,337,000)	(1,337,000)	(235,000)	(1,572,000)
Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,572,000)	$(973,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	39,000	35,000
Loss from investments in unconsolidated entities	116,000	470,000
Distributed earnings from unconsolidated entities	11,000	-
Accrued interest from notes receivable	-	-
Immpairment of Goodwill	315,000	-
Deferred income taxes	-	-
Changes in:
Accounts receivable	-	346,000
Income taxes receivable/payable	(243,000)	303,000
Other current assets	47,000	34,000
Accounts payable and accrued expenses	(83,000)	(1,000)
Deferred revenue	-	-
Operating lease right-of-use liability	(43,000)	(40,000)
Net cash used in operating activities	(1,413,000)	174,000

Cash flows from investing activities:
Advances to unconsolidated entities	(744,000)	(491,000)
Repayments from loans to unconsolidated entities	274,000	22,000
Capital contributions to unconsolidated entities	(2,000)	-
Gain from investments in unconsolidated entities	1,244,000	-
Principal payments received under sales-type sublease	-	532,000
Net cash provided by investing activities	772,000	63,000

Cash flows from financing activities:
Repayment of finance lease obligations	-	(89,000)
Net cash used in financing activities	-	(89,000)

Net change in cash and cash equivalents	(641,000)	148,000
Cash and cash equivalents - beginning of year	2,178,000	2,030,000
Cash and cash equivalents - end of year	$1,537,000	$2,178,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$3,000
Income taxes	$211,000	$213,000
Supplemental disclosure of noncash investing and financing activities:
Issuance of subsidiary shares in exchange for a controlling interest in Elite Health Plan, Inc.	$-	$315,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical Holdings, Inc. owns and operates, through its wholly-owned subsidiaries, stereotactic radiosurgery centers, utilizing gamma knife technology, and holds other interests in radiological treatment facilities.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc., and USN Corona, Inc., and majority-owned subsidiary of USN, Elite Health Plan, Inc.

USN, a Delaware corporation, was organized in July 1993 for the purpose of owning and operating stereotactic radiosurgery centers and utilizing the gamma knife technology.  USN held an interest in one gamma knife center on the premises of New York University Medical Center (“NYU”) in New York, New York, in a contractual relationship which expired on March 31, 2021. Through that date, USN held an interest in a gamma knife unit and was reimbursed by the facility where it is housed, based on utilization. USN has recognized no patient revenue since March 2021.

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

In 2015, Medical Oncology Partners LLC (“MOP”), was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in United Oncology Medical Associates of Florida, LLC (“UOMA”). USNC was not a member of MOP at the time of its formation, as it was not able to participate in MOP’s formation due to the fact that USNC was not a physician. An application was filed for a waiver and on December 22, 2016, USNC was cleared to become a part owner of MOP.On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until 1/3/2023. Some funds were held in escrow until post-closing adjustments were made. (See Note C[4])

On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc. (“Merger Sub”), the Company adopted a new holding company organizational structure whereby USN is now a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments.

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

The Company has been exploring opportunities to expand to other businesses that could benefit its current operations and relationships. Effective October 1, 2021, USN, acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”). The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company. However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former holders of Elite Health. (See Note F).

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

Although the Company’s contract with its only customer ended in March 2021, the Company is actively seeking new business ventures and believes that its cash reserves, which are in excess of $1.5 million at December 31, 2022, will allow the Company the opportunity do so. Such plans include possible new operations or extensions of its activities in Florida and California, where it has established working relationships with physician groups, hospitals and other organizations. In addition to these activities, the Company has been exploring possible combinations with other existing businesses that would create a larger operating entity that would better justify the expenses involved in continuing as an independent publicly traded company.

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

All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable:

Accounts receivable only included amounts owed to the Company from the NYU Agreement. There was no accounts receivable at December 31, 2022 or 2021 as the agreement ended with the sale of the equipment to NYU on March 31, 2021.

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

Certain prior period amounts may have been reclassified for consistency with the current period presentation. These reclassifications would have no material effect on the reported financial results.

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

The Company has applied the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. If applicable, the Company records interest and penalties as a component of income tax expense. The Company had no uncertain material tax positions at December 31, 2022 and 2021. Tax years from January 1, 2019 to the current year remain open for examination by federal and state tax authorities.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2022 and 2021, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2022 or 2021.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2022 and 2021 because of the short maturity of these financial instruments. The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2022 and 2021.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The Company determines if an arrangement is a lease at its inception. The Company’s current operating lease relates to office space and is discussed in Note G. The Company’s finance lease obligations and sales-type sublease were related to the NYU gamma knife. The Company’s previously-recorded capital lease obligations addressed in Note E to the consolidated financial statements were accounted for as finance lease obligations upon adoption of Topic 842. The sales-type sublease is discussed in Note D.

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

The tables below present financial information associated with our leases as of and for the years ended December 31, 2022, and 2021.

	Classification	December 31,
Assets		2022	2021
Current
Operating lease assets	Operating lease right-of-use asset	$20,000	$59,000
Total leased assets		$20,000	$59,000
Operating lease liabilities	Operating lease right-of-use liability - current portion	$23,000	$43,000
Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	-	23,000
Total lease liabilities		$23,000	$66,000

Lease Cost
Operating lease cost	Selling, general and administrative	$41,000	$41,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	1,000

Sublease income	Interest income - sales-type sublease	-	8,000
Net lease cost		$41,000	$34,000

Maturity of lease liabilities (as of December 31, 2022)	Operating lease
2023	$24,000
Total	$24,000
Less amount representing interest	-
Present value of lease liabilities	$24,000
Discount rate	5.850%

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note C - Investments in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

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

At December 31, 2022 and 2021, the Company’s recorded investment (loss) of NeuroPartners LLC and CGK was $0 and $(10,000), respectively.  During the years ended December 31, 2022, and 2021, the Company’s equity in loss of NeuroPartners LLC and CGK was $133,000 and $36,000, respectively.  At December 31, 2022 and 2021, amounts due from these related parties was $7,000 and $6,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following tables present the aggregation of summarized combined financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Years Ended
	December 31,
	2022	2021

Patient revenue	$356,000	$606,000

Net (loss) income	$(252,000)	$(9,000)

USNC’s equity in (loss) income of Neuro Partners LLC and CGK	$(133,000)	$(36,000)

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2022	2021

Current assets	$375,000	$299,000

Noncurrent assets	42,000	294,000

Total assets	$417,000	$593,000

Current liabilities	$632,000	$564,000

Noncurrent liabilities	-	-

Equity	(215,000)	29,000

Total liabilities and equity	$417,000	$593,000

[2]	Florida Oncology Partners

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

The Company's recorded investment in FOP prior to dissolution had been reduced to zero due to losses incurred in prior years. No equity in earnings had been recorded by the Company due to FOP's deficit equity.

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 23.10% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $157,000 and $152,000 at December 31, 2022 and 2021, respectively.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2022	2021

Rental Income	$-	$-

Net income	$60,000	$85,000

USNC’s equity in income in BOPRE	$14,000	$17,000

BOPRE Condensed Balance Sheet Information

	December 31,
	2022	2021

Current assets	$123,000	$112,000

Noncurrent assets	757,000	757,000

Total assets	$880,000	$869,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	880,000	869,000

Total liabilities and equity	$880,000	$869,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[4]	Medical Oncology Partners

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than it’s carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from USN and USNC to MOP and UOMA. During the year ended December 31, 2021, the Company’s equity in loss of MOP was $231,000 but was not recorded due to prior losses.

On December 31, 2022 MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until January 3, 2023. Some funds were held in escrow until post-closing adjustments were made.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,
	2022	2021

Patient revenue	$-	$2,417,000

Net income	$1,547,000	$(646,000)

USNC’s equity in loss in MOP	$-	$(231,000)

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2022	2021

Current assets	$-	$201,000

Noncurrent assets	-	384,000

Total assets	$-	$585,000

Current liabilities	$1,075,000	$3,109,000

Noncurrent liabilities	-	92,000

Deficit	(1,075,000)	(2,616,000)

Total liabilities and deficit	$-	$585,000

[5]	CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. USNC originally had a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025. In July 2020 CBOP and BB&T further agreed to reduce the monthly payments for the life of the loan and extended the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions are not expected to be met and, accordingly, the Company’s equity interest in CBOP increased to 28.58% in June 2020.

During the second quarter of 2022 the Company wrote off all amounts due and accrued interest thereon, from CB resulting in a $919,000 loss. During the remainder of the year ended December 31, 2022, the Company advanced an additional $163,000, less $156,000 of allowances, for a net receivable of $6,000. These allowances and write offs were recorded as losses from investments in unconsolidated entities. Amounts due from CBOP at December 31, 2021, total $2,174,000 of outstanding principal, less $1,251,000 of allowances, for a net receivable of $923,000 all of which is included in due from related parties on the accompanying Consolidated Balance Sheets. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated entities and as a deduction in interest income for interest earned. For the years ended December 31, 2022 and 2021, the Company’s equity in loss of CBOP was $191,000 and $91,000, respectively, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,
	2022	2021

Patient revenue	$1,929,000	$2,042,000

Net loss	$(667,000)	$(319,000)

USNC’s equity in loss of CBOP	$(191,000)	$(91,000)

CBOP Condensed Balance Sheet Information

	December 31,
	2022	2021

Current assets	$405,000	$400,000

Noncurrent assets	3,056,000	3,667,000

Total assets	$3,461,000	$4,067,000

Current liabilities	$975,000	$3,472,000

Noncurrent liabilities	5,680,000	3,121,000

Deficit	(3,194,000)	(2,526,000)

Total liabilities and deficit	$3,461,000	$4,067,000

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

NYU Revenue Recognition:

The Company derived patient revenue from the NYU center of $1,061,000 in 2021, consisting of lease revenue of $982,000 and maintenance revenue of $79,000 There was no corresponding revenue in 2022.

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

Note F – Elite Health Plan, Inc.

The Company has been exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, USN acquired all of the outstanding shares of capital stock of Elite Health, a California corporation. The transaction with Elite Health was structured as an investment by Elite Health shareholders in USN, and as such did not have an immediate effect on the percentage ownership of the shareholders of the Company.  However, the Company’s interest in USN, which currently holds substantially all of the interest in the Company’s businesses and operations, was effectively diluted by 15% as a result of the issuance of the new USN shares to the former holders of Elite Health.  In addition, the Company agreed with the former Elite Health shareholders that if there is no trading market for the shares of USN after six months from the closing of the transaction, such holders may request that the Company take steps that would give such holders access to the public trading market, which could be accomplished at the Company’s election through an exchange of such holders’ shares for Company shares.

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

The total fair value of the purchase price for the acquisition was $315,000, which included the fair value of the noncontrolling shares issued, including the acquired Company. To date Elite Health is still in its infancy and the Company tested its investment for impairment as of December 31, 2022, and determined that the investment was impaired, and an impairment loss was recorded against the Goodwill balance.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following table summarizes the changes in the carrying value of goodwill for the acquisition of Elite Health Plan, Inc.:

Balance at January 1, 2021	$-
Acquisition	315,000
Balance at December 31, 2021	315,000
Balance impaired during 2022	(315,000)
Balance at December 31, 2022	$-

Note G – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2022	2021

Current taxes:
Federal	$-	$228,000
State	39,000	192,000
Current taxes	39,000	420,000
Deferred taxes:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax provision	$39,000	$420,000

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2022	2021

Income tax at the federal statutory rate	$(322,000)	$(130,000)
State income tax, net of federal taxes	(101,000)	(106,000)
Permanent differences and other	246,000	(67,000)
Change in estimated effective state tax rate	-	2,000
Change in valuation allowance	216,000	721,000

Income tax provision	$39,000	$420,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans to those entities	$654,000	$587,000
Net intangible assets and other capitalized costs	(1,000)	102,000
Net operating loss	344,000	66,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	19,000	45,000
Valuation allowance	(1,016,000)	(800,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2019.

Note H – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023. The terms of the lease include an escalation clause for a portion of certain operating expenses.

As discussed in Note B, the Company adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company’s office lease remained an operating lease and a lease liability in the amount of $176,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $161,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent. As of December 31, 2022, the operating lease right-of-use liability and asset amounted to $24,000 and $20,000, respectively. As of December 31, 2021 operating lease right-of-use liability and asset amounted to $66,000 and $59,000, respectively. Total operating lease expense for the years ended December 31, 2022 and 2021, was $41,000 and $42,000, respectively.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The maturities of the operating lease liability as of December 31, 2022, were as follows:

Year Ending December 31,

2023	$24,000
24,000

Present value of net minimum obligation	$24,000

[2]	Guarantees:

Holdings is a guarantor of the full amount of the outstanding CBOP loan with BB&T Bank entered into in 2017, as described In Note C[2]. The outstanding balance on this loan was $2,287,000 and $2,715,000 at December 31, 2022 and 2021, respectively.

The Company expected any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and had recorded a liability of $11,000 at December 31, 2022 and 2021.

[3]	Product liability:

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

Note I - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

Note J – Subsequent Events

None

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

Our management, including our President, and assisted by our Lead Director, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2022: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	78	President & Chairman of the Board

William F. Leimkuhler	71	Director

Charles H. Merriman, III	88	Director

Susan Greenwald	77	Vice President and Secretary

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

Mr. Gold and Ms. Greenwald are married.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified.  In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.  Directors do not receive any fees for attending board meetings.  Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings.  During the year ended December 31, 2022, the Board of Directors did not meet. In view of the small size of the Company’s Board, it does not operate through committees.  Instead, the full Board of Directors performs the functions typically performed by the audit, compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2022, all filing requirements applicable to its officers and directors were complied with by such individuals.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2022, 2021, and 2020 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary
Alan Gold	2022	$188,000
President & Chairman	2021	$300,000
of the Board	2020	$300,000

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

Director Compensation

During 2022, our directors, who are not officers or employees, were entitled to an annual retainer of $3,000.  Mr. Leimkuhler, the Lead Director, received a retainer of $3,000 per month in view of the higher level of activity required of him.  Our directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2023 certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Alan Gold (2)	1,140,246	14.6%
2400 Research Blvd.
Rockville, MD 20850

William F. Leimkuhler	100,000	1.3%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III	130,672	1.7%
5507 Cary St. Road
Richmond, VA 23226

Stanley S. Shuman (3)	2,367,734	30.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,578,489	20.2%
711 Fifth Avenue
New York, NY 10022

All Directors and officers of the Company as a group (2) (four persons)	1,370,918	17.6%

(2)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(3)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife, Susan Greenwald, as joint tenants with right of survivorship.

(4)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2022, and 2021, the Company paid $179,000 and $178,000 respectively, to Aronson, LLC and for the year ended December 31, 2022, paid $30,000 to AJSH & Co. for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2022, and 2021, the Company incurred $24,000 and $44,000 respectively for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the years ended December 31, 2022, and 2021, the Company paid $31,000 and $28,000 for Tax Fees to FORVIS, (previously Dixon Hughes Goodman LLP.)

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2022, and 2021, the Company did not pay or accrue any amounts for these services.

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

Dated: April 13, 2023

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2023	/s/ Alan Gold
Alan Gold President & Chairman of the Board

April 13, 2023	/s/ William F. Leimkuhler
William F. Leimkuhler Director

April 13, 2023	/s/ Charles H. Merriman III
Charles H. Merriman III Director