Form 10-Q
period 2023-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2023-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2023 was 7,792,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,281,000	$1,537,000
Other current assets	19,000	18,000
Total current assets	1,300,000	1,555,000

Other assets:
Due from related parties	140,000	15,000
Investments in unconsolidated entities	137,000	157,000
Total other assets	277,000	172,000

Property and equipment:
Operating lease right-of-use asset	10,000	20,000
Total property and equipment	10,000	20,000

TOTAL ASSETS	$1,587,000	$1,747,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$12,000	$23,000
Accounts payable and accrued expenses	65,000	86,000
Income taxes payable	170,000	171,000
Total current liabilities	247,000	280,000

Guarantee liability	11,000	11,000
Total liabilities	258,000	291,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,842,185 and 7,842,185 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	78,000	78,000
Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(1,818,000)	(1,710,000)
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	1,131,000	1,239,000
Noncontrolling interests	198,000	217,000
Total stockholders’ equity	1,329,000	1,456,000

TOTAL LIABILITIES AND EQUITY	$1,587,000	$1,747,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	130,000	360,000

Total	130,000	360,000

Operating loss	(130,000)	(360,000)

Total other (expense) income
Income from investments in unconsolidated entities, net	3,000	(133,000)
Total other expense	3,000	(133,000)

(Loss) income before income taxes	(127,000)	(493,000)

Provision for income taxes	-	2,000

Net (loss) income	(127,000)	(495,000)
Net loss attributable to noncontrolling interests	19,000	74,000
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(108,000)	$(421,000)

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.01)	$(0.05)

Weighted average common shares outstanding, basic and diluted	7,842,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  EQUITY

	Common Stock
	Number		Additional	(Accumulated	U.S. Neurosurgical Holdings, Inc. Equity
	of		Paid-In	Deficit)		Noncontrolling	Total
	Shares	Amount	Capital	Retained Earnings		Interests	Equity

Balance - December 31, 2021	7,792,185	$78,000	$2,871,000	$(373,000)	$2,576,000	$452,000	$3,028,000
Issuance of common stock as compensation	50,000

Net loss for the year ended ‘December 31, 2022	-	-	-	(1,337,000)	(1,337,000)	(235,000)	(1,572,000)
Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000

Net loss for the quarter ended March 31, 2023	-	-	-	(108,000)	(108,000)	(19,000)	(127,000)
Balance - March 31, 2023	7,842,185	$78,000	$2,871,000	$(1,818,000)	$1,131,000	$198,000	$1,329,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(127,000)	$(495,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	10,000	10,000
Income from investments in unconsolidated entities, net	(3,000)	133,000
Distributed earnings from unconsolidated entities	23,000	11,000
Deferred income taxes	-	-
Changes in:
Income taxes payable	(1,000)	(11,000)
Other current assets	(1,000)	18,000
Accounts payable and accrued expenses	(20,000)	8,000
Operating lease right-of-use liability	(11,000)	(10,000)
Net cash used in operating activities	(130,000)	(336,000)

Cash flows from investing activities:
Advances to unconsolidated entities	(126,000)	(182,000)
Repayments from loans to unconsolidated entities	-	-
Captial contributions to unconsolidated entities	-	(2,000)
Net cash used in investing activities	(126,000)	(184,000)

Cash flows from financing activities:
Repayment of finance lease obligations	-	-
Net cash used in financing activities	-	-

Net change in cash and cash equivalents	(256,000)	(520,000)
Cash and cash equivalents - beginning of period	1,537,000	2,178,000
Cash and cash equivalents - end of period	$1,281,000	$1,658,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,000	$2,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2023, and 2022, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2022, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K. All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the three months ended March 31, 2023 and 2022 was net loss for the periods.

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

The Company recognizes revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 842, Leases.  However, the Company generated no revenue in 2022 or in the first quarter of 2023.

The tables below present financial information associated with our leases.

	Classification	March 31, 2023	March 31, 2022
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$10,000	$49,000
Total leased assets		$10,000	$49,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$12,000	$44,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$12,000	$12,000
Total lease liabilities		$24,000	$56,000

Lease Cost
Operating lease cost	Selling, general and administrative	$10,000	$10,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	-

Sublease income	Interest income - sales-type sublease	-	-
Net lease expense		$10,000	$10,000

Maturity of lease liabilities (as of March 31, 2023)	Operating lease
2023	$12,000
Total	12,000
Less amount representing interest	-
Present value of lease liabilities	$12,000
Discount rate	5.850%

Note B – The Southern California Regional Gamma Knife Center

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

At March 31, 2023, and December 31, 2022, the Company had no recorded investment of NeuroPartners LLC and CGK. For the three months ended March 31, 2023, and 2022, the Company’s equity in loss of NeuroPartners LLC and CGK was $25,000 and $10,000, respectively, but was not recorded due to prior losses, resulting in no recorded investment at March 31, 2023 and December 31, 2022.  At March 31, 2023, and December 31, 2022, amounts due from related parties was $19,000 and $7,000, respectively.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Three Months Ended
	March 31,
	2023	2022

Patient revenue	$96,000	$122,000

Net loss	$(37,000)	$(30,000)

USNC’s equity in (loss) earnings of NeuroPartners LLC and CGK	$(25,000)	$10,000

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	March 31,	December 31,
	2023	2022

Current assets	$339,000	$375,000

Noncurrent assets	-	42,000

Total assets	$339,000	$417,000

Current liabilities	$591,000	$632,000

Noncurrent liabilities	-	-

Equity	(252,000)	(215,000)

Total liabilities and equity	$339,000	$417,000

Note C – Boca Oncology Partners

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 23.10% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $137,000 and $157,000 at March 31, 2023, and December 31, 2022, respectively

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three Months Ended
	March 31,
	2023	2022

Rental Income	$-	$-

Net income	$11,000	$17,000

USNC’s equity in earnings of BOPRE	$2,000	$4,000

BOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2023	2022

Current assets	$35,000	$123,000

Noncurrent assets	757,000	757,000

Total assets	$792,000	$880,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	792,000	880,000

Total liabilities and equity	$792,000	$880,000

Note D - Medical Oncology Partners

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

On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Some funds were held in escrow until post-closing adjustments were made, which has not been finalized as of March 31, 2023.

Note E - CB Oncology Partners

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

Amounts due from CBOP at March 31, 2023, total $410,000 of outstanding principal, less $290,000 of allowances, for a net receivable of $120,000 as compared to $163,000 of outstanding principal, less $156,000 of allowances, for a net receivable of $6,000 at December 31,2022. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated. For the three months ended March 31, 2023 and 2022, the Company’s equity in loss of CBOP was $82,000 and $13,000, respectively, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended
	March 31,
	2023	2022

Patient revenue	$318,000	$582,000

Net (loss) income	$(287,000)	$(46,000)

USNC’s equity in (loss) income of CBOP	$(82,000)	$(13,000)

CBOP Condensed Balance Sheet Information

	March 31,	December 31,
	2023	2022

Current assets	$364,000	$405,000

Noncurrent assets	2,910,000	3,056,000

Total assets	$3,274,000	$3,461,000

Current liabilities	$3,770,000	$975,000

Noncurrent liabilities	2,985,000	5,680,000

Deficit	(3,481,000)	(3,194,000)

Total liabilities and deficit	$3,274,000	$3,461,000

Note F – Elite Health

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

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0% and 1%, for the three months ended March 31, 2023, and 2022, respectively.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2022 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

None

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Selling, general and administrative expense of $130,000 for the first quarter of 2023 was 64% lower than the $360,000 incurred during the comparable period in 2022, due mostly to lower  salaries in 2023.

During the three months ended March 31, 2023, the Company recognized a $3,000 gain from its investment in unconsolidated entities compared to a $133,000 loss during the same period in 2022. The lower current quarter loss is primarily due to a decrease of advances made to its unconsolidated entities and associated allowances.

During the three months ended March 31, 2023, the Company recorded no income tax benefit or provision compared to a benefit of $2,000 during the same period in 2022.

For the three months ended March 31, 2023, the Company reported a net loss of $127,000 as compared to $495,000 for the same period a year earlier. The net loss was primarily due the lack of monthly income.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $1,060,000 as compared to $1,275,000 at December 31, 2022. Cash and cash equivalents at March 31, 2023 were $1,281,000 as compared to $1,537,000 at December 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023, was $130,000 as compared to $336,000 for the same period a year earlier. This change is primarily due  to the Company using cash reserves for day to day expenses. During the first quarter of 2023, the Company received $23,000 of distributed earnings from, unconsolidated entities as compared to $11,000 in the first quarter of 2022.

With respect to investing activities, the Company made $126,000 of advances to unconsolidated entities during the three months ended March 31, 2023, compared with $182,000 of loans and advances in the same period a year earlier to NP, CGK, CBOP, and MOP to assist with business operations and working capital requirements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2023: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: May 15, 2023	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant