Form 10-Q
period 2023-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2023-08-14
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2023, was 7,892,185.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$776,000	$1,537,000
Other current assets	30,000	18,000
Total current assets	806,000	1,555,000

Other assets:
Due from related parties	16,000	15,000
Investments in unconsolidated entities	185,000	157,000
Total other assets	201,000	172,000

Property and equipment:
Operating lease right-of-use asset	-	20,000
Total property and equipment	-	20,000

TOTAL ASSETS	$1,007,000	$1,747,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$-	$23,000
Accounts payable and accrued expenses	7,000	86,000
Income taxes payable	170,000	171,000
Total current liabilities	177,000	280,000

Guarantee liability	11,000	11,000
Total liabilities	188,000	291,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 7,892,185 and 7,842,185 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	79,000	78,000
Additional paid-in capital	2,871,000	2,871,000
Accumulated deficit	(2,252,000)	(1,710,000)
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	698,000	1,239,000
Noncontrolling interests	121,000	217,000
Total stockholders’ equity	819,000	1,456,000

TOTAL LIABILITIES AND EQUITY	$1,007,000	$1,747,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	242,000	292,000

Total	242,000	292,000

Operating loss	(242,000)	(292,000)

Total other expense
Loss from investments in unconsolidated entities, net	(269,000)	(998,000)
Total other expense	(269,000)	(998,000)

Loss before income taxes	(511,000)	(1,290,000)

Provision for income taxes	-	1,000

Net (loss) income	(511,000)	(1,291,000)
Net loss attributable to noncontrolling interests	77,000	194,000
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(434,000)	$(1,097,000)

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.05)	$(0.14)

Weighted average common shares outstanding, basic and diluted	7,892,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	371,000	652,000

Total	371,000	652,000

Operating loss	(371,000)	(652,000)

Total other expense
Loss from investments in unconsolidated entities, net	(267,000)	(1,131,000)
Total other expense	(267,000)	(1,131,000)

(Loss) income before income taxes	(638,000)	(1,783,000)

Provision for income taxes	-	3,000

Net (loss) income	(638,000)	(1,786,000)
Net loss attributable to noncontrolling interests	96,000	268,000
Net (loss) income attributable to U.S. Neurosurgical Holdings, Inc.	$(542,000)	$(1,518,000)

Basic and diluted net (loss) income per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.07)	$(0.19)

Weighted average common shares outstanding, basic and diluted	7,892,185	7,792,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  EQUITY

	Common Stock				U.S.
	Number of		Additional Paid-In	(Accumulated Deficit)	Neurosurgical Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Retained Earnings	Equity	Interests	Equity

Balance - December 31, 2021	7,792,185	$78,000	$2,871,000	$(373,000)	$2,576,000	$452,000	$3,028,000

Issuance of common stock as compensation	50,000	-	-	-	-	-	-

Net loss for the year ended ‘December 31, 2022	-	-	-	(1,337,000)	(1,337,000)	(235,000)	(1,572,000)
Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000

Issuance of common stock as compensation	50,000	$1,000	-	-	1,000	-	1,000

Net loss for the period ended June 30, 2023	-	-	-	(542,000)	(542,000)	(96,000)	(638,000)
Balance - June 30, 2023	7,892,185	$79,000	$2,871,000	$(2,252,000)	$698,000	$121,000	$819,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2023
	2023	2022

Cash flows from operating activities:
Net loss	$(638,000)	$(1,786,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	20,000	19,000
Loss from investments in unconsolidated entities, net	266,000	1,131,000
Distributed earnings from unconsolidated entities	23,000	11,000
Deferred income taxes	-	-
Changes in:
Income taxes payable	(1,000)	(183,000)
Other current assets	(12,000)	8,000
Accounts payable and accrued expenses	(79,000)	(86,000)
Operating lease right-of-use liability	(22,000)	(21,000)
Net cash used in operating activities	(443,000)	(907,000)

Cash flows from investing activities:
Advances to unconsolidated entities	(305,000)	(175,000)
Repayments from loans to unconsolidated entities	44,000	-
Capital contributions to unconsolidated entities	(57,000)	-
Net cash used in investing activities	(318,000)	(175,000)

Cash flows from financing activities:
Repayment of finance lease obligations	-	-
Net cash used in financing activities	-	-

Net change in cash and cash equivalents	(761,000)	(1,082,000)
Cash and cash equivalents - beginning of period	1,537,000	2,178,000
Cash and cash equivalents - end of period	$776,000	$1,096,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,000	$-
Income taxes	$-	$183,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2023, and 2022, are unaudited.  However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2022, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K. All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the six months ended June 30, 2023, and 2022 was net loss for the periods. The Company issued 50,000 shares of stock to a new Board Member in April 2023.

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

The Company recognizes revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 842, Leases.  However, the Company generated no revenue in 2022 or in the first six months of 2023.

The tables below present financial information associated with our leases.

	Classification	June 30, 2023	June 30, 2022
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$-	$40,000
Total leased assets		$-	$4,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$-	$45,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$-	$-
Total lease liabilities		$-	$45,000

Lease Cost
Operating lease cost	Selling, general and administrative	$10,000	$21,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	-

Sublease income	Interest income - sales-type sublease	-	-
Net lease expense		$10,000	$21,000

Maturity of lease liabilities (as of June 30, 2023)	Operating lease
2023	-
Total	$-
Less amount representing interest	-
Present value of lease liabilities	$-
Discount rate	5.850%

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

At June 30, 2023, and December 31, 2022, the Company had no recorded investment of NeuroPartners LLC and CGK. For the six months ended June 30, 2023, and 2022, the Company’s equity in loss of NeuroPartners LLC and CGK was $63,000 and $5,000, respectively, but was not recorded due to prior losses, resulting in no recorded investment at June 30, 2023, and December 31, 2022. At June 30, 2023, and December 31, 2022, amounts due from related parties was $0 and $47,000, respectively.

The SARH gamma knife center treated its last patients during the second quarter of 2023, and the Company is currently in negotiations with the hospital center and a removal company for the removal of the equipment from the SARH center. It is estimated it will cost approximately $600,000.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended
	June 30,
	2023	2022

Patient revenue	$136,000	$170,000

Net loss	$(75,000)	$8,000

USNC’s equity in (loss) earnings of NeuroPartners LLC and CGK	$(63,000)	$(5,000)

	Three Months Ended
	June 30,
	2023	2022

Patient Revenue	$40,000	$277,000

Net loss	$(38,000)	$(27,000)

USNC’s equity in earnings of NeuroPartners, LLC and CGK	$(37,000)	$(28,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30,	December 31,
	2023	2022

Current assets	$363,000	$375,000

Noncurrent assets	-	42,000

Total assets	$363,000	$417,000

Current liabilities	$653,000	$632,000

Noncurrent liabilities	-	-

Equity	(290,000)	(215,000)

Total liabilities and equity	$363,000	$417,000

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 23.10% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $185,000 and $157,000 at June 30, 2023, and December 31, 2022, respectively

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2023	2022

Rental Income	$-	$-

Net income	$18,000	$31,000

USNC’s equity in earnings of BOPRE	$4,000	$8,000

	Three Months Ended
	June 30,
	2023	2022

Rental Income	$-	$-

Net income	$7,000	$14,000

USNC’s equity in earnings of BOPRE	$2,000	$4,000

BOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2023	2022

Current assets	$41,000	$123,000

Noncurrent assets	757,000	757,000

Total assets	$798,000	$880,000

Current liabilities	$-	$-

Noncurrent liabilities	-	-

Equity	798,000	880,000

Total liabilities and equity	$798,000	$880,000

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

On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Some funds were held in escrow until post-closing adjustments were made, which has not been finalized as of June 30, 2023.

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
In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions were not met and, accordingly, the Company’s equity interest in CBOP increased to 28.58% in June 2020. In May 2023, CBOP made an additional $200,000 capital call to its members.  The Company met its call of $57,000 and other members contributed $76,000. As was the case with the previous capital call, the remaining contributions are not expected to be met and accordingly, the Company’s equity interest in CBOP increased to 30.23% in May 2023.

Amounts due from CBOP at June 30, 2023, total $565,000 of outstanding principal, less $550,000 of allowances, for a net receivable of $15,000 as compared to $163,000 of outstanding principal, less $156,000 of allowances, for a net receivable of $6,000 at December 31,2022. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated. For the six months ended June 30, 2023 and 2022, the Company’s equity in loss of CBOP was $173,000 and $68,000, respectively, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended
	June 30,
	2023	2022

Patient revenue	$761,000	$1,026,000

Net (loss) income	$(607,000)	$(237,000)

USNC’s equity in (loss) income of CBOP	$(173,000)	$(68,000)

	Three Months Ended
	June 30,
	2023	2022

Patient revenue	$443,000	$44,000

Net (loss) income	$(320,000)	$(191,000)

USNC’s equity in (loss) income of CBOP	$(91,000)	$(55,000)

CBOP Condensed Balance Sheet Information

	June 30,	December 31,
	2023	2022

Current assets	$347,000	$405,000

Noncurrent assets	2,763,000	3,056,000

Total assets	$3,110,000	$3,461,000

Current liabilities	$3,909,000	$975,000

Noncurrent liabilities	2,868,000	5,680,000

Deficit	(3,667,000)	(3,194,000)

Total liabilities and deficit	$3,110,000	$3,461,000

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

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0% for the six months ended June 30, 2023, and 2022.

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

Recent events

None

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Selling, general and administrative expense of $242,000 for the first quarter of 2023 was 17% lower than the $292,000 incurred during the comparable period in 2022, due mostly to lower salaries in 2023.

During the three months ended June 30, 2023, the Company recognized a $269,000 loss from its investment in unconsolidated entities compared to a $998,000 loss during the same period in 2022. The lower current quarter loss is primarily due to a decrease of advances made to its unconsolidated entities and associated allowances.

During the three months ended June 30, 2023, the Company recorded no income tax benefit or provision compared to a provision of $3,000 during the same period in 2022.

For the three months ended June 30, 2023, the Company reported a net loss of $511,000 as compared to $1,291,000 for the same period a year earlier. The net loss during the current quarter was primarily due to the lack of monthly income, whereas the prior year was a combination of lack of monthly income and advances and associated allowances made to unconsolidated entities.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Selling, general and administrative expense of $371,000 for the first six months of 2023 was 43% lower than the $652,000 incurred during the comparable period in 2022, due mostly to lower salaries in 2023.

During the six months ended June 30, 2023, the Company recognized a $267,000 loss from its investment in unconsolidated entities compared to a $1,131,000 loss during the same period in 2022. The lower current quarter loss is primarily due to a decrease of advances made to its unconsolidated entities and associated allowances.

During the six months ended June 30, 2023, the Company recorded no income tax benefit or provision compared to a provision of $3,000 during the same period in 2022.

For the six months ended June 30, 2023, the Company reported a net loss of $638,000 as compared to $1,786,000 for the same period a year earlier. The net loss during the current year was primarily due to no income, whereas the prior year was a combination of no income and higher advances and associated allowances made to unconsolidated entities.

Liquidity and Capital Resources

At June 30, 2023, the Company had working capital of $628,000 as compared to $1,275,000 at December 31, 2022. Cash and cash equivalents at June 30, 2023 were $776,000 as compared to $1,537,000 at December 31, 2022.

Net cash used in operating activities for the six months ended June 30, 2023, was $443,000 as compared to $907,000 for the same period a year earlier. This change is primarily due  to the Company using cash reserves for day to day expenses. During the first six months of 2023, the Company received $51,000 of distributed earnings from, unconsolidated entities as compared to $11,000 in the first quarter of 2022.

With respect to investing activities, the Company made $305,000 of advances to unconsolidated entities during the six months ended June 30, 2023, compared with $175,000 of loans and advances in the same period a year earlier to NP, CGK, CBOP, and MOP to assist with business operations and working capital requirements.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2022, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2023: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023, management is in the process of developing plans to remediate the material weakness identified above.

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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 14, 2023	By:	/s/ Alan Gold
Alan Gold
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant