Form 10-K
period 2023-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2024-04-05
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number:  0-15586

U.S. NeuroSurgical Holdings, Inc.
(Name of small business issuer in its charter)

Delaware	47-5370333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1131 W 6th Street, Ontario, CA	91672
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:          (949) 249-1170

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2023 the aggregate market value of issuer’s Common Stock held by non-affiliates was approximately $710,297, based upon the closing price as reported on the OTC Pink marketplace for that day.

As of March 22, 2024, there were outstanding 13,304,924 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

FORM 10-K

U.S. NeuroSurgical Holdings, Inc.
Form 10-K for the Fiscal year ended December 31, 2023

PART I

Item 1.	Business.

U.S. NeuroSurgical Holdings, Inc. through its wholly-owned subsidiaries, holds interests in radiological treatment facilities and, more recently, has been developing a business to provide Medicare Advantage plans, concentrating initially in Nevada and California.  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc.

Organizational Background

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

The holding company organizational structure was implemented through a merger (the “Merger”) conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations.  Because the holding company organizational structure occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not affected by this transaction.

In order to effect the Merger, USN formed Holdings as its wholly owned subsidiary and Holdings formed Merger Sub as its wholly owned subsidiary.  Under the terms of the Merger Agreement, Merger Sub merged with and into USN, with USN surviving the merger and becoming a direct, wholly owned subsidiary of Holdings.  Immediately prior to the Merger, Holdings had no assets, liabilities, or operations.

Pursuant to the Merger Agreement, all the outstanding capital stock of USN was converted, on a share for share basis, into capital stock of Holdings.  As a result, each former stockholder of USN became the owner of an identical number of shares of capital stock of Holdings, evidencing the same proportional interests in Holdings and having the same designations, rights, powers and preferences, qualifications, limitations and restrictions, as those that the stockholder held in USN.

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

Until January 2024, the Company’s executive offices were located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850.  The Company’s headquarters are now located at 1131 W 6th Street, Suite 225, Ontario, CA  91762 and its telephone number is (949) 249-1170.

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

Background of the Company Business Activities

Beginning in 1993, the Company and its predecessors have owned and operated stereotactic radiosurgery centers, utilizing gamma knife technology. From July 1997 through March 2021, the Company held an interest in and operated a gamma knife center on the premises of New York University Medical Center in New York, New York.  In January 2009, the Company, through its noncontrolling interest in Corona Gamma Knife, LLC, participated in the opening of a new center, the Southern California Regional Gamma Knife Center, at the San Antonio Regional Hospital in Upland, California.  The Company’s business model with its gamma knife technology has been to own, or hold interests in, the gamma knife equipment, and charge the hospital or medical facility, where the unit is housed and maintained, based on utilization.

Beginning in 2010, the Company made a series of minority investments in cancer centers in Florida that treat patients with radiation therapy, including linear accelerators and other technologies and approaches.  The other investors in these centers included physicians whose practices were based to some extent on activities at these centers.

Several of the Company’s businesses have been sold or wound down, and the Company has been actively exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, USN, the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc. (“Elite Health Plan”) and, in exchange therefor, the former holders of Elite Health Plan were issued newly-issued shares of USN, which following the transaction represent 15% of the outstanding shares of USN.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in USN, which resulted in making USN a wholly-owned subsidiary of the Company and the former minority holders of USN 15% owners of the Company immediately following the exchange.

Current Business Activities

While the Company continues to own and participate in the management of the radiological treatment centers in Florida and California, the Company’s principal focus is now on the launch and development of Medicare Advantage plans for seniors by its subsidiaries, Elite Health Plan and Elite Health Plan of Nevada, Inc. (“Elite Health Nevada”) (Elite Health Plan, together with Elite Health Nevada are collectively referred to as “Elite Health”). In connection with the development of Elite Health, the Company, in the first quarter of 2024 raised approximately $2 million dollars in a private placement of its Common Stock. The Company expects that it will require additional capital in late 2024 or early 2025 to execute its Elite Health business plan and strategy.  Below is a description of the current business of Elite Health and the Company’s interests in the radiological treatment facilities:

Elite Health

Background.  Elite Health Plan was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California and in 2023 Elite Health Nevada was formed to develop and operate Medicare Advantage plans for seniors in Nevada. Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate.  It is expected that Elite Health initially will operate in Clark County, Nevada and then in the California counties of San Bernadino, Riverside, and Los Angeles, with the objective of addressing the growing number of Medicare eligible seniors in those markets.  Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to bring to Nevada and California a comprehensive, community-based and cost-effective health care management service solution for these communities.

Medicare; Medicare Advantage.  Medicare is the federal health insurance program for people ages 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services and home health care. Parts A and B are referred to as Original Medicare.

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, managed care organizations contract with the Center for Medicare & Medicaid Services (“CMS”) to provide services directly to Medicare beneficiaries as well as through employer and union groups.  Managed care organizations typically receive a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status and the health status of the member.

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing reinsurance for catastrophic drug costs.

Developments in Nevada and California.  The Company recently formed Elite Health of Nevada to apply for a license to operate a Medicare Advantage plan in Nevada and Elite Health Plan is taking steps to submit documentation for a Knox- Keene license to offer managed health care plans in California. Elite Health recently filed an application to provide Medicare Advantage plans in Nevada, but there can be no assurance that a license will be issued or if issued it will be done in a timely manner.  Elite Health’s initial focus on Nevada is driven, by the quick access to network and collection of service providers in local communities, as well as the belief that the application process in Nevada is less burdensome than the state licensing process in California.

In each jurisdiction, Elite Health has identified and is relying on experienced personnel, consultants and other industry-centric service providers and experts to assist Elite Health in applying for and securing appropriate licensing and establishing the necessary corporate infrastructure to operate Medicare Advantage plans in Nevada and California.

Approach to Healthcare Delivery.  In both Nevada and California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health founders and affiliates also have considerable experience with health care record-based software and will endeavor to utilize the latest advances in information systems and operating systems, including AI and data analytics, in its processes to enhance each patient experience and control medical costs.
The Company plans to contract with health care providers, hospitals and facilities, for health care services for its Medicare Advantage plan enrollees.  The Company will seek to rely on local preferred providers and other entities located within the areas in which the majority of the enrollees reside, providing a localized focus and leveraging the established reputation and wide range of services of the healthcare system.  The Company will endeavor to offer beneficiaries greater choice of providers than a standard health maintenance organization (“HMO”).  Furthermore, with a localized focus, Elite Health will strive to develop a unique marketing advantage and reduce the need for a broad mass marketing undertaking.

The same approach will also apply for local healthcare providers as we aim to simplify required “prior authorizations,” owing to a close-knit network of providers, thus saving clinicians countless hours.  Furthermore, we believe that many clinicians will have a preference for a local entrant into the market, enabling them to avoid  the larger well-known insurance names with relatively burdensome processes and protocols.

Regulation.  Any Medicare Advantage plans that are offered by Elite Health will be regulated by the federal government and licensed by the state in which those companies operate.  At the federal level, CMS exercises authority to oversee and approve the premiums and premium amounts that will be charged to beneficiaries under Medicare Advantage plans and applicable regulation requires plans to adhere to the premium and deductible amounts that will be determined by the actuarial formulas utilized by CMS.  At the state level, any Medicare Advantage plan must be licensed by the state in which the offering company operates as a risk bearing entity.

The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively.  There can be no assurance that the Company and Elite Health will be effective in doing so.   Elite Health currently has no revenue and will not be in a position to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in Nevada and then California.

Based on the demographics in the US, including an aging population, the Company’s management believes that there will be a growing need to provide this population with comprehensive health care programs.  Specifically, due to the historical growth and expansion trends of Medicare Advantage plans nationally, including increased member enrollment, the Company believes that this type of plan presents an opportunity for Elite Health. While the principals of Elite Health were formerly active in the development of Medicare Advantage plans, and the delivery of services under such plans, neither the Company nor its subsidiaries have any operating history in Medicare plans.

Radiological Treatment Centers

The Southern California Regional Gamma Knife Center.  During 2007, the Company, through a noncontrolling interest in joint ventures, managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital in Upland, California (“SARH”).  Corona Gamma Knife, LLC (“CGK”) was party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. The center ceased operations on May 31,2023 and the Company completed the removal of the equipment in February of 2024.  USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

At December 31, 2023 and 2022, the Company’s recorded loss in investment of NeuroPartners LLC and CGK was $0.  During the year ended December 31, 2023, and 2022, the Company’s equity in loss earnings of NeuroPartners LLC and CGK was $0 and $133,000, respectively.  At December 31, 2023 and 2022, amounts due from these related parties was $0 and $7,000, respectively.

Boca Oncology Partners.  During the first quarter of 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned.  During 2021, an additional member relinquished its ownership to USNC. As a result, the Company now holds a 23.1% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $189,000 and $157,000, at December 31, 2023 and 2022, respectively.

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

Medical Oncology Partners.  In April 2015, MOP, was formed in partnership with local physicians and other investors.  Medical Oncology Partners (“MOP”) was established to acquire a 100% equity interest in UOMA. USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000.  Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA.  An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC.  USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

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

On December 31, 2022 MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until 1/3/2023. Some funds were held in escrow until post-closing adjustments were made. During the year ended December 31, 2023, the Company paid additional expenses totaling $47,000 related to the sale of MOP/UOMA. These expenses were recorded as an advance to MOP and fully impaired.

CB Oncology Partners.  CB Oncology Partners (“CBOP”) was organized September 1, 2017, to acquire the rights of the new center from Florida Oncology Partners, LLC (“FOP”) . USNC originally had a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018. In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owned a 24% interest in FOP. FOP is no longer operational and is fully dissolved.

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan from BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025.  In July 2020 CBOP and BB&T further agreed to reduce the monthly payments for the life of the loan and extended the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously-made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions were not met and, as a result, the Company’s equity interest in CBOP increased to 28.58% in June 2020.

During the year ended December 31, 2023, the Company advanced $535,000, less $21,000 which was repaid by CBOP for a net receivable of $519,000. In addition, CBOP made a $200,000 capital call to its members resulting in an equity contribution from the Company of $57,000. This equity investment was fully impaired due to Equity Method accounting. During the second quarter of 2022 the Company wrote off all amounts due and accrued interest thereon, from CBOP resulting in a $919,000 loss. During the remainder of the year ended December 31, 2022, the Company advanced an additional $163,000, less $156,000 of allowances, for a net receivable of $6,000. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2023 and 2022, the Company’s equity in loss of CBOP was $444,000 and $191,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Employees

The Company has two full-time employees and relies on consultants for the licensing and development activities relating to its Elite Health business and for certain other services as required from time-to-time.  Each of its full-time employees are engaged in administrative functions.

Item 1A.	Risk Factors.

Our business involves significant risks. You should carefully consider the risks described below and all of the other information set forth in this Form 10-K, including our consolidated financial statements and accompanying notes. These risks and other factors may affect our forward-looking statements, including those we make in this Form 10-K or elsewhere, such as in press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers.

The risks described in the following section are not the only risks facing our Company. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.  If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, among other effects, the trading price of our common stock could decline, and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

The principal business activity of the Company going forward will be the development of Medical Advantage plans under its Elite Health subsidiaries.  This is a new business area for the Company and there can be no assurance that the Company will be successful in advancing its Elite Health business.

Elite Health, the business acquired by the Company in October 2021, has recently applied to offer Medicare Advantage plans in Nevada, and is in the planning stages for the application for a full Knox-Keene license to operate a Medicare Advantage plan in California.  Such application process may be protracted, and approval is not assured.  The Company has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice.  While the Company believes that the Elite Health founders and affiliates have the required experience and network of professionals to obtain the license and launch and operate the business if it is successful in obtaining the license, there can be no assurance that the Company will be successful in these endeavors.  The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively.  For these reasons, and the reasons noted in the balance of Item 1A – Risk Factors, there can be no assurance that the Company and Elite Health will be effective in developing and executing this business plan, the success of which will be critical to the Company and the value of its common stock.

Although we raised capital in early 2024, we will require additional capital, which might not be available on acceptable terms, if at all.  If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We are investing significant amounts in our business.  To this end, we raised approximately $2 million through a private placement early in 2024.  However, we will be required to make future commitments of capital resources and will require substantial addition funding which we plan on raising through equity or debt financings. Beyond the application process for the Medicare Advantage plans in Nevada and California, we expect to make additional investments to support our business growth and may require additional capital to respond to business needs, requirements and opportunities, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements.  In addition, we may continue to make strategic acquisitions as the opportunities arise, some of which may be important to support our operations.

As previously disclosed, we have reported no revenue since 2021, do not expect revenue during 2024, and will report operating losses for a significant time beyond the end of 2024.  Although we raised capital in the first quarter of 2024, our business plan will require additional capital and our financial position or the state of the capital markets could make it difficult to raise capital in late 2024 or early 2025 when this will be required.

While we have actively engaged with our board and other marketplace participants to evaluate financing opportunities, we may not be able to obtain required financing on acceptable terms, as any potential financing will be subject to market conditions that are not within our control. In the event we are unable to obtain financing or take other management actions to alleviate these concerns, among other potential consequences, we may be unable to satisfy our financial obligations as they become due or continue as a going concern.

Even if we obtain financing to continue operations, the risk of not continuing as a going concern and resulting qualified audit opinion would likely cause our stock to decline.

In addition, should we be successful in raising equity capital, this would result in significant additional dilution to the current investors in the Company’s common stock.

If we are unable to secure a Medicare Advantage license in Nevada in a timely manner, acquire managed health consumers in Nevada, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired.

We expect to generate a substantial portion of our revenue from consumers enrolled in the Medicare Advantage health plans we have applied for in Nevada and expect to apply for in California. As a result, the future enrollment of individuals into and adoption of our health plans, through our platform, our broker network, employees, or other third parties, is paramount to our future growth and success. If we fail to increase consumer enrollment, or diversify and expand our portfolio of products and services, our business and results of operations may be negatively impacted. In addition, if we do not grow our membership, we could find it difficult to retain or increase the number of contracted network providers at favorable rates or at all, which could jeopardize our ability to provide health plan products in our target markets and our ability to expand into new markets in a cost-efficient manner.

Our ability to retain existing consumers, expand consumer enrollment and establish, diversify and expand our portfolio of products and services depends on a number of factors, some of which are beyond our direct control. Some of these factors include:

•	our ability to provide low-cost and high-value plans which meet a broad range of consumer needs;
•	the ease of our consumers’ adoption of, and enrollment into, our products and services;
•	our ability to seamlessly onboard our consumers and create a positive overall experience with our products and services;
•	our consumers’ ability to easily use our technology;
•	our consumers’ ability to receive convenient and ready access to quality medical care and treatment through a network of providers that we plan to establish;
•	our ability to grow our provider networks on competitive terms;
•	our ability to safeguard our consumers’ data;
•	our ability to anticipate and respond to shifting consumer preferences for healthcare products and services in a timely manner;
•	our ability to retain licenses required to conduct our existing business and obtain licensing in new geographies into which we intend to expand;
•
our ability to effectively compete against our competitors, who may offer products containing fewer restrictions on the network of care providers available to consumers, may provide higher quality levels of care, or may be priced more competitively than our offerings;

•	our ability to market and sell our plans effectively in our target markets, including our ability to retain and incentivize our broker network at reasonable commission rates; and
•	regulatory changes pertaining to the marketing and/or enrollment of our consumers, which might negatively impact the overall pool of eligible beneficiaries across our health plans.

In addition, our ability to obtain consumers and expand consumer enrollment could be adversely impacted by delays in, or increased difficulty or cost associated with, the implementation of our growth strategies, strategic initiatives and operating plans, and the incurrence of unexpected costs associated with operating our business.

We are subject to risks associated with outsourcing services and functions to third parties.  If we are unsuccessful in securing reliable third parties, or if we experience negative outcomes through these parties, our business may be substantially impacted.

Our strategy requires that we successfully identify and then contract with care providers to ensure access to quality healthcare services for our consumers, to manage medical costs and utilization, and to better monitor and ensure the quality of care being delivered. We will compete with other health plans and networks to contract with healthcare providers based on reimbursement rates, timeliness and accuracy of claims payments, the potential to deliver new patient volume and/or support the retention of existing patients, the effectiveness of resolution of calls and complaints, and other factors.

We cannot assure you that we will be able to identify, attract and retain a network of providers necessary to deliver healthcare through high-performing networks in the geographic areas we will serve or intend to serve, while providing high-quality care to our consumers.  In addition, certain care providers, particularly hospitals, physician/hospital organizations and specialists, or their related care provider networks, may have significant negotiating power due to their size or market positions and could demand higher payment rates or otherwise negotiate contracts on terms that are less favorable to us.

If we are successful in establishing arrangements with third party vendors and providers, some of these third parties will have direct access to our systems.  Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. Any contractual remedies and/or indemnification obligations we may secure for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. We may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed.

If we or one of our significant vendors sustain a cyber-attack or suffer data privacy or security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.

As part of our normal operations, we will routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties.  To ensure information security, we plan to implement controls designed to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems will be subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information, create system disruptions, or cause damage, security issues, or shutdowns.  They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities.  We may also face increased cybersecurity risks due to our reliance on internet technology and our fully remote working environment, which may create additional opportunities for cybercriminals to exploit vulnerabilities.  All of these risks will also be faced by our significant vendors who are also in possession of sensitive confidential information.  Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world.  We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems.  Our systems will also be subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards that we put in place may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties.  Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error, or other similar events that could negatively affect our systems and data, as well as our members’ data.

Where doing so is necessary in order to conduct our business, we will also provide sensitive personal member information, as well as proprietary or confidential information relating to our business, to our third-party service providers. Although we will obtain assurances from those third parties that they have systems and processes in place to protect such data, and that they will take steps to assure the protection of such data by other third parties, those third-party service providers may also be subject to data intrusion or data breach.  Any compromise of the confidential data of our members, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action.  The Company will seek to maintain cybersecurity insurance in the event of an information security or cyber incident. However, the coverage may not be sufficient to cover all financial losses.

In the future, we may be subject to litigation and governmental investigations related to cyber-attacks and security breaches.  Any such future litigation or governmental investigation could divert the attention of management from the operation of our business, result in reputational damage, and have a material adverse impact on our business, cash flows, financial condition, and results of operations.  Moreover, the programs we put in place to detect, contain, and respond to data security incidents as well as contingency plans and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.

Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cyber-security breach, and any incident involving the misappropriation, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage.  In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

Failure to appropriately set premiums or effectively manage our costs could negatively affect our profitability, results of operations and cash flows.

The premiums we set for our health plans will be a material factor in our future revenue. We will set our premiums using actuarial estimates and our failure to set appropriate premiums, including as a result of inaccuracies in our actuarial estimates, could adversely affect our profitability and cash flows. We will use a substantial portion of our health plan revenue to pay the costs of healthcare services delivered to our consumers. As such, our profitability will depend in large part on our ability to accurately estimate and manage such costs. Relatively small differences between estimated and actual medical costs as a percentage of revenue could result in significant changes in our financial results.

Our use of actuarial methods to determine premiums and estimate other healthcare costs will involve a significant degree of judgment and will be subject to a number of inherent uncertainties and assumptions. Such actuarial methods are consistently applied, centrally controlled, and are based upon various data points, including historical submissions and payment data, cost trends, patient and product mix, seasonality, utilization of healthcare services, contracted service rates and other factors for our consumers. Our ability to accurately estimate such costs will depend on various factors, many of which are not within our control, including:

•	the utilization rates of medical facilities and services;
•	the cost of medical services (including as a result of labor market constraints);
•	the use or cost of prescription drugs, in particular the increased use of specialty prescription drugs;
•	the introduction or widespread adoption of new or costly treatments, including new technologies;
•	membership mix;
•	variances in actual versus estimated levels of cost associated with new products, benefits, lines of business, product changes or benefit level changes;
•	changes in the demographic characteristics of an account or market;
•	changes in economic conditions (including as a result of the ongoing COVID-19 pandemic);
•	changes or reductions related to utilization management functions such as preauthorization of services, concurrent review, or requirements for physician referrals;
•	changes in pharmacy volume rebates received from drug manufacturers;
•
catastrophes, including acts of terrorism, pandemics (such as the ongoing COVID-19 pandemic and other similar unforeseen cost drivers), epidemics or severe weather (e.g., hurricanes, wildfires or earthquakes, including those as a result of climate change);

•	medical cost inflation; and
•	potential changes in legislation or other rules and regulations, such as changes in government mandated benefits or consumer eligibility criteria.

The impact of many of these items on the ultimate costs for claims is difficult to estimate, and they could have a material impact on our future business. In addition, the historical data on which our assumptions will be based may not necessarily be indicative of the actual costs of claims due to our rapid growth in consumer enrollment and our recent expansion into new businesses and markets.  Because we will be a new entrant in the market, we will have limited information from which to estimate our potential medical claims liability.

We will set our premiums for twelve-month periods several months prior to the commencement of the premium period and will not be freely able to change our premiums during such period, consistent with industry practice. Our inability to implement changes in premium rates within a given period is also governed by federal and state regulatory agencies.  If our medical costs exceed our estimates, we will not be able to recover the difference through higher premiums, and our results of operations and financial condition could be adversely affected.

Conversely, if we set our premium rates too high, our existing membership may decline or we may not grow our membership.  We will operate in a competitive industry, and while health plans compete on the basis of many factors, including service, breadth of benefits, and the quality and depth of provider networks, we believe that price is and will continue to be the most significant driver in our and our competitors’ ability to attract consumers. If we do not appropriately price our products, our results of operations and financial condition could be materially and adversely affected.

The costs associated with the launch and development of Medical Advantage plans by our Elite Health subsidiaries or failure to attain profitability in any newly launched or acquired health plans could negatively affect our results of operations.

Start-up costs, including legal, regulatory, compliance, hiring and other expenses associated with a new business can be substantial.  For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, develop and establish infrastructure and required systems, and demonstrate our ability to process claims.  We will also continue to incur costs in connection with the application and approval process, and will be required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties.  If we are unsuccessful in obtaining a certificate of authority, winning the bid to provide services, building out our provider network, or attracting and retaining members in sufficient numbers to cover our start-up costs, the new business could fail, or the losses we incur could impact our results of operations.  The expenses associated with starting up a health plan in a new jurisdiction, expanding a health plan in an existing jurisdiction, or acquiring a new health plan, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We will primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.

The reimbursement process is complex and can involve lengthy delays. Once operational we will recognize revenue when we provide services to patients, but could from time-to-time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims. Further, the Medicare program and its reimbursement rates and rules, upon which many third-party payors base their reimbursement rate, are subject to frequent change. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays, uncertainties and disagreements regarding the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing and other costs related to resolving disagreements or uncertainties.

In addition, we expect that certain of our patients will be covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset with sufficient revenue.

In response to the COVID-19 pandemic, the CMS, the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

Our health plans are subject to risk associated with various contractual provisions and regulations establishing medical cost expenditure floors, profit ceilings, risk corridors, and quality withholds.

A substantial portion of our premium revenue will be subject to contract provisions pertaining to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, and cost-plus and performance-based reimbursement programs. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus will be subject to differing interpretations by us and the relevant government agency with whom we contract.  If the applicable government agency disagrees with our interpretation or implementation of a particular contract provision, we could be required to adjust the amount of our obligation under that provision.  Any such adjustment could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In addition, many of our contracts will contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues. If we are unsuccessful in achieving the stated performance measure, we will be unable to recognize the revenue associated with that measure, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

If we fail to accurately predict and effectively manage our medical care costs, our operating results could be materially and adversely affected.

Our profitability will depend to a significant degree on our ability to accurately predict and effectively manage our medical care costs.  Because the premium payments we receive will generally be fixed in advance and we will operate with a narrow profit margin, relatively small changes in our medical care ratio could create significant changes in our overall financial results. Many factors could affect our medical care costs, including:

•	the level of utilization of healthcare services;
•	changes in the underlying risk acuity of our membership;
•	unexpected patterns in the annual flu season;
•	increases in hospital costs;
•	increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage;
•	increased maternity costs;
•	changes in state eligibility certification methodologies;
•	relatively low levels of hospital and specialty provider competition in certain geographic areas;
•	increases in the cost of pharmaceutical products and services;
•	changes in healthcare regulations and practices;
•	epidemics or pandemics, such as COVID-19;
•	new medical technologies; and
•	other various external factors.

Many of these factors will be beyond our control.  The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care ratio, either with respect to a particular health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

If we are unable to deliver quality care, and maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.

We will contract with physicians, hospitals, and other providers as a means to ensure access to healthcare services for our members, to manage medical care costs and utilization, and to better monitor the quality of care being delivered.  We will compete with other health plans to contract with these providers. We believe providers select plans in which they participate based on criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints, and other factors. There can be no assurance that we will be able to successfully attract and retain providers to maintain a competitive network in the geographic areas we serve. In addition, in any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical care costs, disruption to provider access for current members, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements.

In some markets, certain providers, particularly hospitals and some specialists, may have significant market positions or even monopolies.  If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.

Our business will depend on our information and medical management systems, and our inability to effectively integrate, manage, update, and keep secure our information and medical management systems could disrupt our operations.

Our business will be dependent on effective and secure information systems that assist us in processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers will also depend upon our information systems for enrollment, premium processing, primary care and specialist physician roster access, membership verifications, claims status, provider payments, and other information.  If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, ability to produce timely and accurate reports, and ability to maintain proper security measures could be adversely affected.

We will attempt to partner with third parties to support our information technology systems.  This will make our operations vulnerable to adverse effects if such third parties fail to perform adequately.  If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected.  Additionally, our operations will be vulnerable to adverse effects if such third parties are unable to perform due to forces outside of their control, such as a natural disaster or serious weather event.

The use of artificial intelligence (“AI”), data analytics, and other technologies are expected in the future to become a key component in the administration and management of health plans and health care delivery.   If we are not successful in utilizing AI initiatives and other advancements in technology in our business, we will not be able to compete effectively and business, reputation, or financial results could be adversely affected.

As part of our operating efficiencies, we will be required to make investments in certain technology and AI to enhance our operations and to save costs.  There are risks associated with the development and deployment of technology and AI, and there can be no assurance that the usage of these advanced technologies and AI will enhance our operations or reduce our operational costs.  Our planned technology and AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, data privacy, and cybersecurity, among others.  In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to technology, automation and AI, or other complications that could adversely affect our business, reputation, or financial results.  The development, use and commercial deployment of AI technologies is still in its early stages.  Thus, it is not possible to predict the commercial value of these deployments and uses and all of the risks and potentially unintended consequences related to the use of advanced technologies and AI by vendors, third-party developers, hackers, programmers or the Company.

RISKS RELATED TO OUR INDUSTRY

Our health plans will operate with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates could have a disproportionate impact on our potential net income.

Profit margins in the managed health industry are generally low (in the single digits) compared to the profit margins in most other industries.  Given these low profit margins, small changes in operating performance or slight changes to our accounting estimates could have a disproportionate impact on our potential net income and adversely affect our business.

Our use and disclosure of personally identifiable information and other non-public information, including protected health information, will be subject to federal and state privacy and security regulations, and our failure or the failure of our vendors to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

State and federal laws and regulations including, but not limited to, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and all regulations promulgated thereunder (collectively, “HIPAA”), the California Consumer Privacy Act (the “CCPA”), the Gramm-Leach-Bliley Act, and the California Privacy Rights Act (the “CPRA”), govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”).  HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical, and technical safeguards to protect PHI.

HIPAA violations may result in significant civil penalties. HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents.  Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases.

Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a).  The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.  Individually identifiable health information is considered sensitive data that merits stronger safeguards.  The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

If we or one or more of our significant vendors do not comply with existing or new laws and regulations related to PHI, PII, or non-public information, we could be subject to criminal or civil sanctions.  Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or by our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Large-scale medical emergencies in one or more states in which we plan to operate our health plans could significantly increase utilization rates and medical costs.

Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions.  For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, such as a resurgence of COVID-19, or new viruses for which vaccines may not exist, are not effective, or have not been widely administered.

In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas.  If one of the states in which we plan to operate were to experience a large-scale natural disaster, a significant terrorist attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We will face various risks inherent in the government contracting process that could materially and adversely affect our business and profitability, including periodic routine and non-routine reviews, audits, and investigations by government agencies.

We will be subject to various risks inherent in the government contracting process.  These risks include routine and non-routine governmental reviews, audits, and investigations, and compliance with government reporting requirements.  Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws and regulations, could result in the imposition of civil or criminal penalties, the cancellation of our government contracts, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings.  If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we could suffer a substantial reduction in profitability, and could also lose one or more of our government contracts.  In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government.

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could require us to modify our operations and could negatively impact our operating results.

Our business will be extensively regulated by the federal government and the states in which we operate.  The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations.  The government agencies administering these laws and regulations have broad latitude in interpreting and applying them.  Changes in the interpretation or application of our contracts could reduce our profitability if we have detrimentally relied on a prior interpretation or application.  These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public.  For instance, some states mandate minimum medical expense levels as a percentage of premium revenues.  These laws and regulations, and their interpretations, are subject to frequent change.  The interpretation of certain contract provisions by our governmental regulators may also change.  Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our potential profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results.  Thus, any significant changes in existing health care laws or regulations could materially impact our future business, financial condition, cash flows, or results of operations.

We will be subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our potential business, financial condition, cash flows, or results of operations.

Because we will receive payments from federal and state governmental agencies, we will be subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments.  Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements.  Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.

Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights.  In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program.  Companies involved in government healthcare programs such as Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits.

The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services’ Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law are brought by a private individual, known as a relator, on behalf of the government.  A relator who brings a successful qui tam lawsuit can receive 15 to 30 percent of the damages the government recovers from the defendants, which damages are trebled under the False Claims Act. Because of these financial inducements offered to plaintiffs, qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to incur the costs of having to defend false claims actions, many of which are spurious and without merit. In addition, meritorious false claims actions could result in fines, or debarment from  Medicare, or other state or federal healthcare programs.  If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected.  Even if we are successful in defending qui tam actions against us, the fact that these actions were filed against us, even if ultimately determined to be without merit, could result in expensive defense costs, and also could have an adverse impact on our reputation and our ability to obtain regulatory approval for acquisitions that we may pursue.

Medical liability claims made against us in the future could cause us to incur significant expenses and pay significant damages if not covered by insurance.

The risk of medical liability claims against our business managed and affiliated medical groups, as well as against the treating physicians and other medical practitioners, is an inherent part of our business.  While we endeavor to carry appropriate levels of insurance covering medical malpractice claims, successful medical liability claims might exceed our insurance coverage or the coverage held by our provider partners, which could make us secondarily liable for such incidents. Furthermore, professional liability insurance, including medical malpractice insurance, is expensive and insurance premiums may increase significantly in the future, especially as we continue to expand our service offerings. As a result, adequate professional liability insurance may not be available to our physicians and other medical practitioners or to us in the future at acceptable costs or at all.

Additionally, our health plan business may be targeted for medical liability lawsuits based on vicarious liability or other legal theories by which plaintiffs seek to hold our health plans liable for medical results associated with care rendered by our managed and affiliated medical groups or other network providers.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our partners from our operations, which could have a material adverse effect on our business, reputation, financial condition and results of operations. Additionally, any claims made against us, whether meritorious or not, may increase the cost of our insurance premiums which could adversely impact our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Stock Price Volatility; Illiquid Trading Market

An active trading market for our common stock may never develop or, if developed, may not be sustained. If an active market for our securities does not develop, it may be difficult for you to sell the common stock you purchase without depressing the market price for our securities or to sell the common stock at all.

The Company’s common stock is thinly traded. and at present, trades are reported on the OTC Pink marketplace only several days a month.  This thin trading and relatively small non-affiliate float lead to a high level of volatility in reported sale prices.  Investors in the Company’s common stock will have a limited ability to trade shares on the open market and, even if able to sell shares, could suffer significant market losses due to large swings in the prices of the shares.

Our stock price has experienced significant volatility and may change significantly in the future, as a result you may not be able to resell shares of our common stock at or above the price investors paid or at all, and investors could lose all or part of their investment as a result.

The trading price of our common stock has been volatile in recent months, and may continue to be volatile. The stock market can experience extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors may not be able to resell their shares at or above the price they paid for the stock.

Broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater because  the public float and trading volume of our common stock is or remains  low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation.  Class action lawsuits and other potential securities litigation, could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of investors or securities analysts, which could materially adversely affect our stock price.

We have not reported revenue for the past two years, and it is likely that will not report revenues until at least 2025.  Thus it is likely that our operating results will fluctuate from quarter to quarter in the future.  While results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year, if we fail to show improvement in results in future periods, or to meet the expectations of investors or securities analysts, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance.  Results may be affected by various factors, including those described in these risk factors.

GENERAL RISK FACTORS

We are dependent on the leadership of the chief executive officer and other key employees of our operating subsidiaries.  Moreover, if we are unable to attract and retain additional executives in the near term, our business could be negatively impacted.

The success of our business and the ability to execute our strategy are highly dependent on the efforts of Dr. Prasad Jeereddi, who is leading the effort to apply for and build the necessary infrastructure for Medicare Advantage plans in Nevada and California, and our other key executive officers and employees. It will also be essential for the Company and its operating subsidiaries to broaden their base of knowledgeable executives in the near term to support its business growth and ultimately achieve profitability.  The loss of the leadership, expertise, and experience of existing and future executives could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price, and could subject us to sanctions by regulatory authorities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Primarily because of the Company’s  limited resources, and thus limited financial expertise and segregation of duties, the Company has disclosed material weaknesses in its financial controls and procedures for an extended period of time.  We are currently taking steps to alleviate such material weaknesses in our internal control over financial reporting in the past, we are reporting such weaknesses in the current Form 10-K and may continue to report weaknesses in the future. If additional material weaknesses in our internal control over financial reporting continue for an extended period of time, the risk of material misstatements in our consolidated financial statements may increase and we could be required to restate our financial results.

The expense and administrative burdens as a public company could have an adverse effect on the Company and its business, financial condition and results of operations.

The Company incurs significant costs associated with being a public company including insurance, legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies. The costs to comply with these regulations are significant and the Corporation will be required to allocate financial, legal and human resources to maintain compliance with these regulations.

Item 1B.	Unresolved Staff Comments.

None

Item 1C.	Cybersecurity

Cybersecurity Risk Management, Governance And Risk Assessment

The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company intends to establish a cybersecurity program (the “Program”) that will be designed to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.

Cybersecurity Risk Management

The Program will be based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), NIST Special Publication 800-53, and the Payment Card Industry standards, as applicable, and designed to comply with applicable laws and regulations, including HIPAA and the New York Department of Financial Services Cybersecurity Regulation, as applicable. This does not imply that we will meet any particular technical standards, specifications, or requirements. The Program will be  aligned with the Company’s overall enterprise risk management system and processes and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Control procedures are assessed regularly to confirm their effectiveness.

The Company will designate a Chief Information Security Officer (the “CISO”). The Program will be implemented and managed by the Company’s executive management under the leadership of the CISO. The Company will contract with third-party service providers to support aspects of the Program implementation, operations, and review of information technology operations and cybersecurity technologies.

The Company’s cybersecurity policies and procedures will be reviewed by the CISO and updated at least annually and will include an incident response plan (“IRP”) for detecting, responding to and limiting the effects of a cyber security event. In addition, under the IRP, following the resolution of a cybersecurity incident, the Company will generally consider the effectiveness of the Program and the IRP, make adjustments as appropriate, and report to senior management and the Audit Committee as appropriate on these matters. Cybersecurity policies and procedures will also be subject to periodic review and audits by internal and external parties, such as the internal audit function, external auditors, regulators, or independent assessors. The Company will require employees to undergo cybersecurity-related training, including phishing prevention training, and employees are tested regularly through phishing exercises.

Governance

The CISO will be responsible for developing, maintaining, and enforcing the Program’s policies and procedures, as well as reporting on the Program’s performance and material cybersecurity risks to the Audit Committee. The CISO will have the relevant expertise and authority to carry out the Program’s objectives and to coordinate with other key stakeholders within and outside the Company.  The Program will be overseen by the Company’s Board of Directors.

Cybersecurity Risk Assessment

The CISO will be responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company will conduct regular risk assessments to identify, evaluate, and prioritize material cybersecurity risks to the Company, including its health plans and state contracts, shared services and IT operations, or business strategy. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Item 2.	Properties.

Until January 2024, the Company’s executive offices were located in Rockville, MD. The Company’s headquarters are now located in, Ontario, CA where it conducts substantially all of its administrative operations in offices it shares with its wholly-owned subsidiary, Elite Health Plan.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2022 through December 31, 2023.

Period	High Close	Low Close

January 1 – March 31, 2022	.25	.16
April 1 - June 30, 2022	.20	.13
July 1 – September 30, 2022	.20	.13
October 1 – December 31, 2022	.20	.06

January 1 – March 31, 2023	.11	.04
April 1 - June 30, 2023	.11	.08
July 1 – September 30, 2023	.26	.08
October 1 – December 31, 2023	.65	.21

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 22, 2024 there were approximately 70 holders of record of the Company’s Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2023, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2023 Compared to 2022

There was no patient revenue or expenses in 2023 or 2022.

SG&A decreased by $622,000 or 45% from $1,386,000 in 2022 to $764,000 in 2023, due in part to a reduction in salaries, audit fees, and the impairment of goodwill during 2022.  Loss from investments in unconsolidated entities decreased from $163,000 in 2022 to $46,000 in 2023. Gain from investments in unconsolidated entities increased $39,000 to $55,000 in 2023. The Company reported a net loss of $757,000 in 2023, as compared to $1,572,000 in 2022. The Company incurred an income tax charge of $0 in 2023 as compared to $39,000 in 2022.

Liquidity and capital resources

At December 31, 2023, the Company had negative working capital of $80,000 as compared to $1,275,000 at December 31, 2022. Total assets decreased by $369,000 from 2023 to 2022 principally due to the Company having to use its reserves, since the closure of the NYU Gamma Knife Center. Cash and cash equivalents at December 31, 2023 were $ 466,000 compared to $1,537,000 at December 31, 2022.

Net cash used by operating activities was $834,000 in 2023, as compared to $1,143,000 in 2022. Net cash used in financing activities was $0 in 2023 and 2022.
For the year ended December 31, 2023, net cash used in investing activities was $237,000 as compared to $722,000 provided by investing activities in 2022

The Company has determined that its best opportunity for long term success is to build on opportunities presented by Elite Health and concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in Nevada, California and other areas in the U.S. and to pursue other opportunities related to this activity. Elite Health is applying to operate initially in Nevada, and later in California, with the objective of addressing the growing number of Medicare eligible seniors in those markets.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum and, as of March 22, 2024, raised proceeds of an aggregate of $2,010,000.  As a result of these issuances, as of March 22, 2024, there were outstanding 13,304,924 shares of the Company’s Common Stock.  Certain subscribers in the private placement advanced an aggregate of $355,000 prior to the end of 2023 fiscal year, pending acceptance by the Company.  Such amounts are included in cash and cash equivalents and carried as a current liability.

For this sale of securities in connection with private placement, no general solicitation was used, no commissions were paid, all participants in the private placement were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

The Company presently intends to use the net proceeds from the private placement principally to execute the plan of Elite Health to establish a managed care organization that will operate as a Medicare Advantage plan for seniors.

 In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022.  As of December 31, 2023, the Company had a deficit in stockholders’ equity of $2,390,000, cash and cash equivalents of $466,000 and a working capital deficit of $80,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2023.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the first quarter of 2024, the Company raised gross proceeds of approximately $2 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Revenue Recognition

Currently there is no revenue while Elite Health is in development. The Company’s primary revenue prior to Elite Health was derived from the gamma knife deployed at an NYU facility which ceased operations in March of 2021.

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

The financial statements and supplementary data required by this item are set forth in this Annual Report on Form 10-K beginning at page 31.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Neurosurgical Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Neurosurgical Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt on the Company’s ability to continue as Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B[1] to the Financial Statements, the Company has an accumulated deficit of $2,331,000 and $1,710,000 as of December 31, 2023 and December 31, 2022, respectively. Also, there is a working capital deficit of $80,000 as of December 31, 2023. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note B[1] to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Mercurius & Associates LLP
(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2022.

New Delhi, India
April 5, 2024

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$466,000	$1,537,000
Other current assets	61,000	18,000
Total current assets	527,000	1,555,000

Other assets:
Due from related parties	520,000	15,000
Investments in unconsolidated entities	189,000	157,000
Total other assets	709,000	172,000

Property and equipment:
Operating lease right-of-use asset	85,000	20,000
Total property and equipment	85,000	20,000

TOTAL ASSETS	$1,321,000	$1,747,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	27,000	23,000
Accounts payable and accrued expenses	59,000	86,000
Income taxes payable	166,000	171,000
Share application money pending allotment	355,000	-
Total current liabilities	607,000	280,000

Operating lease right-of-use liability - net of current portion	58,000	-
Guarantee liability	11,000	11,000
Total liabilities	676,000	291,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 9,284,924 and 7,792,185 shares issued and outstanding at December 31, 2023 and 2022, respectively.	93,000	78,000
Additional paid-in capital	2,942,000	2,871,000
Accumulated deficit	(2,390,000)	(1,710,000)
U.S. Neurosurgical Holdings, Inc. stockholders’ equity	645,000	1,239,000
Noncontrolling interests	-	217,000
Total stockholders’ equity	645,000	1,456,000

TOTAL LIABILITIES AND EQUITY	$1,321,000	$1,747,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	765,000	1,386,000

Total	765,000	1,386,000

Operating loss	(765,000)	(1,386,000)

Total other (expense) income
Interest expense	(2,000)	-
Loss from loans to unconsolidated entities	(47,000)	(163,000)
Loss from investments in unconsolidated entities, net	(2,000)	16,000
Total other expense	(51,000)	(147,000)

Loss before income taxes	(816,000)	(1,533,000)

Income tax provision	-	(39,000)

Net loss	(816,000)	(1,572,000)
Net loss attributable to noncontrolling interests	-	235,000
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(816,000)	$(1,337,000)

Basic and diluted net loss per share attributable to U.S. Neurosurgical Holdings, Inc.	$(0.09)	$(0.17)

Weighted average common shares outstanding, basic and diluted	9,284,924	7,842,185

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	U.S. Neurosurgical Holdings, Inc. Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2021	7,792,185	$78,000	$2,871,000	$(373,000)	$2,576,000	$452,000	$3,028,000
Issuance of common stock as compensation	50,000	-	-	-	-	-	-
Net loss for the year ended December 31, 2022	-	-	-	(1,337,000)	(1,337,000)	(235,000)	(1,572,000)
Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000
Issuance of common stock as compensation	50,000	1,000	4,000	-	5,000	-	5,000
Issuance of common stock pending certification	1,392,739	14,000	67,000	-	81,000	-	81,000
Current year movement from NCI to RE	-	-	-	136,000	136,000	(217,000)	(81,000)
Net loss for the year ended December 31, 2023	-	-	-	(816,000)	(816,000)	-	(816,000)
Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	$(2,390,000)	$645,000	$-	$645,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(816,000)	$(1,572,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	20,000	39,000
(Income) loss from investments in unconsolidated entities, net	(25,000)	116,000
Stock issued as compensation	5,000
Distributed earnings from unconsolidated entities	23,000	11,000
Impairment of goodwill	-	315,000
Changes in:
Accounts receivable	-	-
Income taxes payable	(5,000)	(243,000)
Other current assets	(43,000)	47,000
Accounts payable and accrued expenses	(27,000)	(83,000)
Operating lease right-of-use liability	(23,000)	(43,000)
Net cash used in operating activities	(891,000)	(1,413,000)

Cash flows from investing activities:
Advances to unconsolidated entities	(604,000)	(744,000)
Repayments from loans to unconsolidated entities	69,000	274,000
Capital contributions to unconsolidated entities	57,000	(2,000)
(Loss) gain from investment in unconsolidated entities	(57,000)	1,244,000
Sale of shares (deposited in 2023 for 2024 transaction)	355,000	-
Net cash used in investing activities	(180,000)	772,000

Cash flows from financing activities:
Repayment of finance lease obligations	-	-
Net cash used in financing activities	-	-

Net change in cash and cash equivalents	(1,071,000)	(641,000)
Cash and cash equivalents - beginning of period	1,537,000	2,178,000
Cash and cash equivalents - end of period	$466,000	$1,537,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,000	$-
Income taxes	$-	$211,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

U.S. NeuroSurgical Holdings, Inc. through its wholly-owned subsidiaries, holds interests in radiological treatment facilities and, more recently, has been developing a business to provide Medicare Advantage plans, concentrating initially in Nevada and California .  As used herein, unless the context indicates otherwise, the term “Company”, “Registrant” and “Holdings” means U.S. NeuroSurgical Holdings, Inc. and its wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), and the wholly-owned subsidiaries of USN, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc.

Organizational Background

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

The holding company organizational structure was affected by a merger (the “Merger”) conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. Because the holding company organizational structure occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not affected by this transaction.

In order to effect the Merger, USN formed Holdings as its wholly owned subsidiary and Holdings formed Merger Sub as its wholly owned subsidiary. Under the terms of the Merger Agreement, Merger Sub merged with and into USN, with USN surviving the merger and becoming a direct, wholly owned subsidiary of Holdings. Immediately prior to the Merger, Holdings had no assets, liabilities, or operations.

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

Until January 2024, the Company’s executive offices were located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850.  The Company’s headquarters are now located at 1131 W 6th Street, Ontario, CA 91762, Suite 225, and its telephone number is (949) 249-1170.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
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

Liquidity and Going Concern

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022.  As of December 31, 2023, the Company had a deficit in stockholders’ equity of $2,390,000, cash and cash equivalents of $466,000 and a working capital deficit of $80,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2023.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  The Company raised gross proceeds of approximately $2 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

[2]	Revenue recognition:

The Company generated no revenue in 2023 or 2022.

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable:

Accounts receivable only included amounts owed to the Company from the NYU Agreement. There was no accounts receivable at December 31, 2023 or 2022 as the agreement ended with the sale of the equipment to NYU on March 31, 2021,

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

The Company has applied the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. If applicable, the Company records interest and penalties as a component of income tax expense. The Company had no uncertain material tax positions at December 31, 2023 and 2022. Tax years from January 1, 2019 to the current year remain open for examination by federal and state tax authorities.

[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2023 and 2022, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2023 or 2022.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2023 and 2022 because of the short maturity of these financial instruments. The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2023 and 2022.

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

The Company determines if an arrangement is a lease at its inception. The Company’s current operating lease relates to office space used for Elite Health and is discussed in Note F.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The tables below present financial information associated with our leases as of and for the years ended December 31, 2023, and 2022.

	Classification	December 31,
Assets		2023	2022
Current
Operating lease assets	Operating lease right-of-use asset	$85,000	$20,000
Total leased assets		$85,000	$20,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$27,000	$23,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	58,000	-
Total lease liabilities		$85,000	$23,000

Lease Cost
Operating lease cost	Selling, general and administrative	$-	$41,000

Finance lease cost
Interest on lease liabilities	Interest expense	-	-

Sublease income	Interest income - sales-type sublease	-	-
Net lease cost		$-	$41,000

Maturity of lease liabilities (as of December 31, 2023)	Operating lease
2024	$30,000
2025	30,000
2026	31,000
Total	$91,000
Less amount representing interest	6,000
Present value of lease liabilities	$85,000
Discount rate	4.140

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note C - Investments in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

During 2007, the Company, through a noncontrolling interest in joint ventures, managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital in Upland, California (“SARH”).  Corona Gamma Knife, LLC (“CGK”) was party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife.  CGK leased the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. The center ceased operations on May 31,2023 and the Company completed the removal of the equipment in February of 2024.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

At December 31, 2023 and 2022, the Company’s recorded loss in investment of NeuroPartners LLC and CGK was $0.  During the year ended December 31, 2023, and 2022, the Company’s equity in loss earnings of NeuroPartners LLC and CGK was $89,000 and $133,000, respectively.  At December 31, 2023 and 2022, amounts due from these related parties was $0 and $7,000, respectively.

The following tables present the aggregation of summarized combined financial information of NeuroPartners LLC and CGK:

Neuro Partners LLC and CGK Combined Condensed Income Statement Information

	Years Ended
	December 31,
	2023	2022

Patient revenue	$376,000	$356,000

Net (loss) income	$136,000	$(252,000)

USNC’s equity in (loss) income of Neuro Partners LLC and CGK	$(89,000)	$(133,000)

Neuro Partners LLC and CGK Combined Condensed Balance Sheet Information

	December 31,
	2023	2022

Current assets	$294,000	$375,000

Noncurrent assets	-	42,000

Total assets	$294,000	$417,000

Current liabilities	$372,000	$632,000

Noncurrent liabilities	-	-

Equity	(78,000)	(215,000)

Total liabilities and equity	$294,000	$417,000

[2]	Boca Oncology Partners

During the first quarter of 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida.  In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased a 20% interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates.  BOP occupies 6,000 square feet of the 32,000 square foot building.  The Company invested $225,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
In June 2012, BOPRE purchased an additional 3.75% of Boca West IMP from another investor bringing its total interest to 23.75%. BOPRE accounts for this investment under the cost method since it does not exercise significant influence over Boca West, IMP.

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 an additional member relinquished its ownership to USNC. As a result, the Company now holds a 23.1% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $189,000 and $157,000 , at December 31, 2023 and 2022, respectively.

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

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,
	2023	2022

Net income	$37,000	$60,000

USNC’s equity in income in BOPRE	$9,000	$14,000

BOPRE Condensed Balance Sheet Information

	December 31,
	2023	2022

Current assets	$27,000	$123,000

Noncurrent assets	792,000	757,000

Total assets	$819,000	$880,000

Current liabilities	$2,000	$-

Noncurrent liabilities	-	-

Equity	817,000	880,000

Total liabilities and equity	$819,000	$880,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
[3]	Medical Oncology Partners

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

On December 31, 2022 MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. USN Corona netted approximately $1.3 million from the proceeds for management fees to date. Because the 31st occurred on a Saturday, the funds were not received until 1/3/2023. Some funds were held in escrow until post-closing adjustments were made. During the year ended December 31, 2023, the Company paid additional expenses totaling $47,000 related to the sale of MOP/UOMA. These expenses were recorded as an advance to MOP and fully impaired.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
The following table presents the summarized financial information of MOP:

MOP Condensed Consolidated Income Statement Information

	Years Ended December 31,
	2023	2022

Patient revenue	$-	$-

Net income	$-	$1,547,000

USNC’s equity in loss in MOP	$-	$-

MOP Condensed Consolidated Balance Sheet Information

	December 31,
	2023	2022

Current assets	$-	$-

Noncurrent assets	-	-

Total assets	$-	$-

Current liabilities	$-	$1,075,000

Noncurrent liabilities	-	-

Deficit	-	(1,075,000)

Total liabilities and deficit	$-	$-

[4]	CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of a new center in Cutler Bay, FL from Florida Oncology Partners, LLC (“FOP”) . USNC originally had a 24% equity interest in CBOP.  Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018. In 2010, the Company formed FOP in partnership with local physicians and other investors.  USNC owned a 24% interest in FOP. FOP is no longer operational and is fully dissolved.
Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to a reduction in the monthly loan repayments for the next nine months, and to an extension of the term of the loan from November 2024 to July 2025.  In July 2020 CBOP and BB&T agreed to a further reduction in the monthly payments for the life of the loan and an extension in the term of the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously-made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions were not met and, as a result, the Company’s equity interest in CBOP was increased to 28.58% in June 2020.
During the year ended December 31, 2023, the Company advanced $535,000, less $21,000 which was repaid by CBOP for a net receivable of $519,000. In addition, CBOP made a $200,000 capital call to its members resulting in an equity contribution from the Company of $57,000. This equity investment was fully impaired due to Equity Method accounting. During the second quarter of 2022 the Company wrote off all amounts due and accrued interest thereon, from CBOP resulting in a $919,000 loss. During the remainder of the year ended December 31, 2022, the Company advanced an additional $163,000, less $156,000 of allowances, for a net receivable of $6,000. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2023 and 2022, the Company’s equity in loss of CBOP was $444,000 and $191,000, respectively, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,
	2023	2022

Patient revenue	$1,133,000	$1,929,000

Net loss	$(1,471,000)	$(667,000)

USNC’s equity in loss of CBOP	$(444,000)	$(191,000)

CBOP Condensed Balance Sheet Information

	December 31,
	2023	2022

Current assets	$116,000	$405,000

Noncurrent assets	2,381,000	3,056,000

Total assets	$2,497,000	$3,461,000

Current liabilities	$4,150,000	$975,000

Noncurrent liabilities	2,882,000	5,680,000

Deficit	(4,535,000)	(3,194,000)

Total liabilities and deficit	$2,497,000	$3,461,000

Note D – Elite Health Plan, Inc.

Several of the Company’s businesses have been sold or wound down, and the Company has been actively exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, USN, the Company’s wholly-owned subsidiary, acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc. and, in exchange therefor, the former holders of Elite Health Plan, Inc. were issued newly-issued shares of USN, which following the transaction represent 15% of the outstanding shares of USN.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in USN, which resulted in making USN a wholly-owned subsidiary of the Company and the former minority holders of USN 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023 transaction, 1,392,739 shares of the Company’s Common Stock were issued, but pending certification, bringing the total outstanding to 9,284,924 shares as of that date, and as of December 31, 2023.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in Nevada, California and other areas in the U.S. and to pursue other opportunities related to this activity.

In furtherance of this plan, USN recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada and Elite Health Plan, Inc. is taking steps to submit documentation for a Knox-Keene license to offer managed health care plans in California.  Elite Heath Plan, Inc. and Elite health Plan of Nevada, Inc., both 100% owned by USN and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In each of Neveda and California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue and will not be able to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in Neveda and then California.  The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a competent network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note E – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2023	2022

Current taxes:
Federal	$-	$-
State	-	39,000
Current taxes	-	39,000
Deferred taxes:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax provision	$-	$39,000

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2023	2022

Income tax at the federal statutory rate	$(159,000)	$(322,000)
State income tax, net of federal taxes	(50,000)	(101,000)
Permanent differences and other	184,000	246,000
Change in estimated effective state tax rate	-	-
Change in valuation allowance	25,000	216,000

Income tax provision	$-	$39,000

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans to those entities	$80,000	$654,000
Net intangible assets and other capitalized costs	-	(1,000)
Net operating loss	959,000	344,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	2,000	19,000
Valuation allowance	(1,041,000)	(1,016,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida , the State of California, and the State of New York.  With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2018.

Note F – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease which was renewed in February 2018 and expires June 2023. The terms of the lease include an escalation clause for a portion of certain operating expenses.

As discussed in Note B, the Company adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company’s office lease remained an operating lease and a lease liability in the amount of $85,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $85,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent. As of December 31, 2023, the operating lease right-of-use liability and asset amounted to $85,000 and $85,000, respectively. As of December 31, 2022 operating lease right-of-use liability and asset amounted to $23,000 and $20,000, respectively. Total operating lease expense for the years ended December 31, 2023 and 2022, was $35,000 and $41,000, respectively.

[2]	Guarantees:

Holdings is a guarantor of the full amount of the outstanding CBOP loan with BB&T Bank entered into in 2017, as described In Note C[2]. The outstanding balance on this loan was $1,835,000 and $2,287,000 at December 31, 2023 and 2022, respectively.

The Company expected any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and had recorded a liability of $11,000 at December 31, 2023 and 2022.

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

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
Note G - Employees’ IRA Plans

The Company has established a Company IRA covering all employees. The plan allows participants to make pre-tax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

Note H – Subsequent Events

Private Placement Financing.  On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum and, as of March 22, 2024, raised proceeds of an aggregate of $2,010,000.  As a result of these issuances, as of March 22, 2024, there were outstanding 13,304,924 shares of the Company’s Common Stock.  Certain subscribers in the private placement advanced an aggregate of $355,000 prior to the end of 2023 fiscal year, pending acceptance by the Company.  Such amounts are included in cash and cash equivalents and carried as a current liability under share application money pending allotment.

For this sale of securities in connection with private placement, no general solicitation was used, no commissions were paid, all participants in the private placement were accredited investors, and the Company relied on the exemption from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.

The Company presently intends to use the net proceeds from the private placement principally to execute the plan of Elite Health to establish a managed care organization that will operate as a Medicare Advantage plan for seniors.  Elite Health is applying to operate initially in Neveda, and later in California, with the objective of addressing the growing number of Medicare eligible seniors in those markets.

The amounts raised in the private placement will not be sufficient to fund operations and complete the planned development the Company’s planned health care organization, so the Company is planning on raising additional funding late in 2024 or early 2025.  There can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We do realize that we are a very small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances.  Because the Company does not currently have a separate chief financial officer, the President performs these functions with the support of the Company’s outside directors and consultants who assist in the reporting and disclosure process.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2023: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement.  Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above.  Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan Gold	79	President & Chairman of the Board

William F. Leimkuhler	72	Director

Charles H. Merriman, III	89	Director

William St. Lawrence	54	Director

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

William F. Leimkuhler has served as director of the Company since May 1999.  He also served as a director of GHS since 1984 through November 1999.  Mr. Leimkuhler currently serves as a senior vice president of Mutualink, Inc. (“Mutualink”), a privately owned provider of communications interoperability solutions for public safety and critical infrastructure. From November 2017 to January 31, 2021, Mr. Leimkuhler served as Mutualink’s chief financial officer.  He also served as general counsel of Paice Corporation, a privately held developer of hybrid electric powertrains, from August 1999 through December 2023.  In addition, Mr. Leimkuhler advises a number of technology-based companies on business, financial and legal matters.  From 1994 through 1999, he held various positions with Allen & Company LLC, a New York investment banking firm, initially serving as the firm’s general counsel.  From 2012 to September 2019, Mr. Leimkuhler was a member of the board of directors of Northern Power Systems Corp. (TSX: NPS), which designed, manufactured and serviced wind turbines.   Since 2007, Mr. Leimkuhler has also served as a director of Argan, Inc. (“Argan”), which provides engineering, procurement and construction services for power plants and industrial facilities.  He was appointed Chairman of the Board of Argan in August 2022.

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

William St. Lawrence has served as director of the Company since April 2023. Mr. St. Lawrence has served as the General Counsel and VP of Business Development at Cayster, Inc., a dental technology company, since August 2019. Prior to joining Cayster, Mr. St. Lawrence served from February 2017 to August 2019, as the General Counsel and then interim CEO at Northern Power Systems (TSX), a VT-based renewable energy company. From September 2012 to December 2020, Mr. St. Lawrence was General Counsel and Chief Administrative Officer for Northeast Wireless Networks, a wholesale shared access cellular networks company acquired by AT&T in September 2018. Mr. Lawrence serves as an advisor to a variety of technology and other companies.  From May 2021 until March 2024, Mr. St. Lawrence also served as a director of Sonic Foundry Inc.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2023.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2023, 2022, and 2021 for the President of the Company.

Summary Compensation Table
Name and Principal Position	Annual Compensation
	Year	Salary

Alan Gold	2023	$125,000
President & Chairman	2022	$188,000
of the Board	2021	$300,000

Employee Benefits; Employment Agreement

Mr. Gold was  entitled to reimbursement of up to $1,000 per month for automobile expenses, which arrangement ceased in September 2023.  In addition, as with other full-time employees, Mr. Gold was entitled to participate in the Company’s health and life insurance program.  The Company, however, terminated its the health insurance policies in February 2024.  The Company also paid the premiums in 2023 for a life insurance policy on Mr. Golf in the amount of $500,000, naming Mr. Gold’s wife as beneficiary.

The Company and Mr. Gold are parties to an employment agreement giving either party the option to terminate employment by giving the other party six-months written notice.

Director Compensation

Through March 31, 2023, our directors, who are not officers or employees, were paid a monthly retainer of $3,000.  Monthly payments were reduced to $2,000 beginning in April 2023.  Mr. Leimkuhler received aggregate cash payments of $31,000 in 2023.  During 2023, Mr. St. Lawrence received aggregate cash payments of $12,000 and a grant of 50,000 shares of the Company’s Common Stock, which had a per share fair market value of approximately $4,500 at the time of grant.  Mr. Merriman declined compensation for serving as a director during 2023.  Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 22, 2024 certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

	Number of Shares
Name and Address	Beneficially	Percent of
of Beneficial Owner	Owned (1)	Class

Alan Gold (2) 13644 Maidstone Ln, Potomac, MD, 20854	1,140,246	8.2%

William F. Leimkuhler 43 Salem Straits Road Darien, CT 06820	150,000	1.1%

Charles H. Merriman III 5507 Cary St. Road Richmond, VA 23226	130,672	*

William St. Lawrence 23 Ashland Street Newburyport, MA 01950	50,000	*

Prasad Anjaneya Jeereddi (3) 1131 W. 6th Street, Suite 225 Ontario, CA 91762	1,499,097	10.8%

Stanley S. Shuman (4) 711 Fifth Avenue New York, NY 10022	2,367,734	17.1%

Allen & Company Incorporated 711 Fifth Avenue New York, NY 10022	1,578,489	11.4%

All directors and officers of the Company as a group (2) (four persons)	1,470,918	10.6%

*	Less than 1%.

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife as joint tenants with right of survivorship.

(3)	Includes 222,114 shares held by an entity of which Dr. Jeereddi is a managing member and a majority equity holder.

(4)	Includes 1,578,489 shares owned by Allen & Company Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements.  For the years ended December 31, 2023, and 2022, the Company paid $0 and $179,000 respectively, to Aronson, LLC and for the year ended December 31, 2023, and 2022, paid $83,000 and $30,000 to Mercurius & Associates LLP (formerly known as AJSH & Co LLP) for Audit Fees.

Audit-Related Fees.  Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees.  For the years ended December 31, 2023, and 2022, the Company incurred $12,000 and $24,000 respectively for Audit Related Fees.

Tax Fees.  Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning.  For the year ended December 31, 2023, the Company paid Tax Fees of $17,000 to Stuart Wolf and, for the year ending December 31, 2022, paid Tax Fees of $28,000 to FORVIS, (previously Dixon Hughes Goodman LLP.).

All Other Fees.  All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above.  For the years ended December 31, 2023, and 2022, the Company did not pay or accrue any amounts for these services.

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

2.1
Agreement and Plan of Reorganization, dated as of September 3, 2015, among U.S. Neurosurgical, Inc. (“USN”), U.S. Neurosurgical Holdings, Inc., (“Holdings”), and U.S. Neurosurgical Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K as filed September 3, 2015)

2.2
Share Exchange Agreement and Plan of Reorganization, dated as of October 1, 2021, between U.S. NeuroSurgical, Inc., Elite Health Plan, Inc. and all of the shareholders of Elite Health Plan, Inc. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K Current Report as filed October 6, 2021)

2.3
Share Exchange Agreement, dated as of November 27, 2023, between Holdings and certain shareholders of USN. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K Current Report as filed November 27, 2023)

3.1	Form of Amended and Restated Certificate of Incorporation of U.S. NeuroSurgical Holdings, Inc. (“Holdings”) (incorporated herein by reference to Exhibit 3.1 to our Form 8-K as filed September 3, 2015)
3.2	Form of Amended and Restated Bylaws of Holdings (incorporated herein by reference to Exhibit 3.2 to our Form 8-K as filed September 3, 2015)
4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)
21.1	List of Subsidiaries (Filed herewith)
31.1*	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc. (Registrant)

By	/s/ Alan Gold
Alan Gold
President & Chairman of the Board
and
Principal Financial Officer

Dated: April 5, 2024

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 5, 2024	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 5, 2024	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 5, 2024	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

April 5, 2024	/s/ William St. Lawrence
William St. Lawrence
Director