Form 10-K/A
period 2023-12-31
U.S. NeuroSurgical Holdings, Inc.
filed 2024-04-24
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .

Commission file number:  0-15586

U.S. NeuroSurgical Holdings, Inc.
(Name of small business issuer in its charter)

Delaware	47-5370333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1131 W 6th Street, Ontario, CA	91672
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(949) 249-1170

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐     No  ☒

As of June 30, 2023 the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $710,297 ,based upon the closing price as reported on the OTC Pink marketplace for that day.

As of March 22, 2024, there were outstanding 13,304,924 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of U.S. NeuroSurgical Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2024 (the “Original Filing”).

The purpose of this Amendment No. 1 is to correct the auditor's report included in the Original Filing.  There were several errors in the auditor’s report, which is being restated in its entirety.  The Company believes that none of these changes are material to an understanding of the results of operations or financial condition of the Company.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Neurosurgical Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Neurosurgical Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B (1) to the financial statements, the Company has an accumulated deficit of $2,390,000 and $1,710,000 as of December 31, 2023, and December 31, 2022, respectively and there is a working capital deficit of $80,000 as of December 31, 2023. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in Note B (1) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

New Delhi, India
Date: April 05, 2024
PCAOB ID: 3233

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules. None

(b)	Exhibits.

31.1*	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

By	/s/ Alan Gold
Alan Gold
President & Chairman of the Board
and
Principal Financial Officer

Dated:	April 24, 2024

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 24, 2024	/s/ Alan Gold
Alan Gold
President & Chairman of the Board

April 24, 2024	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 24, 2024	/s/ Charles H. Merriman III
Charles H. Merriman III
Director

April 24, 2024	/s/ William St. Lawrence
William St. Lawrence
Director