Form 10-Q
period 2024-03-31
U.S. NeuroSurgical Holdings, Inc.
filed 2024-05-15
CIK 1089815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

(949) 249-1170
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2024 was 13,484,924.

Table of Content
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,750,000	$466,000
Other current assets	56,000	61,000
Total current assets	1,806,000	527,000

Other assets:
Due from related parties	523,000	520,000
Investments in unconsolidated entities	191,000	189,000
Total other assets	714,000	709,000

Property and equipment:
Operating lease right-of-use asset	80,000	85,000
Total property and equipment	80,000	85,000

TOTAL ASSETS	$2,600,000	$1,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$27,000	$27,000
Accounts payable and accrued expenses	75,000	59,000
Income taxes payable	-	166,000
Share application money pending allotment	2,100,000	355,000
Total current liabilities	2,202,000	607,000

Operating lease right-of-use liability - net of current portion	54,000	58,000
Guarantee liability	11,000	11,000
Total liabilities	2,267,000	676,000

EQUITY
Common stock - par value $0.01; 25,000,000 shares authorized; 9,284,924 shares issued and outstanding at March 31, 2024 and December 31, 2023.	93,000	93,000
Additional paid-in capital	2,942,000	2,942,000
Accumulated deficit	(2,702,000)	(2,390,000)
Total stockholders’ equity	333,000	645,000

TOTAL LIABILITIES AND EQUITY	$2,600,000	$1,321,000

See accompanying notes to the consolidated financial statements

Table of Content
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	476,000	130,000

Total	476,000	130,000

Operating loss	(476,000)	(130,000)

Total other (expense) income
Interest expense	(1,000)	-
Income from investments in unconsolidated entities, net	2,000	3,000
Total other (expense)	1,000	3,000

Loss before income taxes	(475,000)	(127,000)

Reversal of provision for income taxes	163,000	-

Net loss	(312,000)	(127,000)
Net loss attributable to noncontrolling interests	-	19,000
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(312,000)	$(108,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.03)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,899,210	7,842,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

Table of Content
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  EQUITY
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	U.S. Neurosurgical Holdings, Inc. Equity	Noncontrolling Interests	Total Equity

Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000

Issuance of common stock as compensation	50,000	1,000	4,000	-	5,000	-	5,000

Issuance of common stock pending certification	1,392,739	14,000	67,000	-	81,000	-	81,000

Current year movement from NCI to RE	-	-	-	136,000	136,000	(217,000)	(81,000)

Net loss for the year ended December 31, 2023	-	-	-	(816,000)	$(816,000)	$-	(816,000)

Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	$(2,390,000)	$645,000	$-	$645,000

Net loss for the quarter ended March 31, 2024	-	-	-	(312,000)	$(312,000)	$-	(312,000)

Balance - March 31, 2024	9,284,924	$93,000	$2,942,000	$(2,702,000)	$333,000	$-	$333,000

See accompanying notes to the consolidated financial statements

Table of Content
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(312,000)	$(127,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	5,000	10,000
Income from investments in unconsolidated entities, net	(2,000)	(3,000)
Distributed earnings from unconsolidated entities Changes in:	-	23,000

Income taxes payable	(166,000)	(1,000)
Other current assets	5,000	(1,000)
Due from related parties	(3,000)	-
Accounts payable and accrued expenses	16,000	(20,000)
Operating lease right-of-use liability	(4,000)	(11,000)
Net cash used in operating activities	(461,000)	(130,000)

Cash flows from investing activities:
Advances to unconsolidated entities	-	(126,000)
Net cash provided by (used in) investing activities	-	(126,000)

Cash flows from financing activities:
Sale of Shares (not yet issued)	1,745,000	-
Net cash provided by (used in) financing activities	1,745,000	-

Net change in cash and cash equivalents	1,284,000	(256,000)
Cash and cash equivalents - beginning of period	466,000	1,537,000
Cash and cash equivalents - end of period	$1,750,000	$1,281,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$1,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

Table of Content
U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2024, and 2023, are unaudited.  However, in the opinion of the management, such statements include all adjustments necessary for a fair statement of the information presented therein.  The Consolidated Balance Sheet at December 31, 2023, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company’s Annual Report on Form 10-K. All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $312,000 and $108,000 during the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024, the Company had an accumulated deficit in stockholders’ equity of $2,702,000, cash and cash equivalents of $1,750,000 and a working capital deficit of $396,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the first quarter of 2024, the Company raised gross proceeds of $2.1 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through the remainder of 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.
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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  The only change to the Company’s equity in the three months ended March 31, 2024 and 2023 was net loss for the periods and issuance of common stock during the quarter ended March 31, 2024.

Table of Content
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

The Company recognizes revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 842, Leases.  However, the Company generated no revenue in the quarters ended March 31, 2024 or 2023.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum and, as of April 15, 2024, raised proceeds of an aggregate of $2,100,000.  As a result of these issuances, as of April 15, 2024, there were outstanding 9,284,924 shares of the Company’s Common Stock.

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The numerator for the calculation of basic and diluted earnings per share is net loss and the denominator is the weighted-average number of common shares outstanding during the period.

The tables below present financial information associated with our leases.

	Classification	March 31, 2024	March 31, 2023
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$80,000	$10,000
Total leased assets		$80,000	$10,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$27,000	$12,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$54,000	$12,000
Total lease liabilities		$81,000	$24,000

Lease Cost
Operating lease cost	Selling, general and administrative	$5,000	$10,000
Net lease expense		$5,000	$10,000

Maturity of lease liabilities (as of March 31, 2024)	Operating lease
2024	$20,000
2025	30,000
2026	31,000
Total	$81,000
Less amount representing interest	-
Present value of lease liabilities	$81,000
Discount rate	4.140%

Table of Content
Note B – The Southern California Regional Gamma Knife Center

During 2007, the Company, through a noncontrolling interest in joint ventures, managed the formation of the Southern California Regional Gamma Knife Center at San Antonio Regional Hospital (“SARH”) in Upland, California. Corona Gamma Knife, LLC (“CGK”) is party to a 14-year agreement with SARH to renovate space in the hospital and install and operate a Leksell PERFEXION gamma knife. CGK leases the gamma knife from NeuroPartners LLC, which holds the gamma knife equipment. The center ceased operations on May 31, 2023, the Company loaned $1,000 of additional funds to complete the removal of the equipment in February 2024.

USNC is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

At March 31, 2024, and December 31, 2023, the Company had no recorded investment of NeuroPartners LLC and CGK. For the three months ended March 31, 2024, and 2023, the Company’s equity in loss of NeuroPartners LLC and CGK was $0 and $25,000, respectively, but was not recorded due to prior losses, resulting in no recorded investment at March 31, 2024 and December 31, 2023.  At March 31, 2024, and December 31, 2023, amounts due from related parties was $1,000 and $0 respectively, all of which were written off.

Table of Content
The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Three Months Ended
	March 31,
	2024	2023

Patient revenue	$-	$96,000

Net loss	$-	$(37,000)

USNC’s equity in (loss) earnings of NeuroPartners LLC and CGK	$-	$(25,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	March 31,	December 31,
	2024	2023

Current assets	$-	$294,000

Noncurrent assets	-	-

Total assets	$-	$294,000

Current liabilities	$-	$372,000

Noncurrent liabilities	-	-

Equity	-	(78,000)

Total liabilities and equity	$-	$294,000

Table of Content

Note C – Boca Oncology Partners

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to USNC. As a result, the Company now holds a 23.10% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $191,000 and $189,000 at each of March 31, 2024, and December 31, 2023, respectively.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three Months Ended
	March 31,
	2024	2023

Rental Income	$-	$-

Net income	$11,000	$11,000

USNC’s equity in earnings of BOPRE	$2,000	$2,000

BOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2024	2023

Current assets	$41,000	$27,000

Noncurrent assets	789,000	792,000

Total assets	$830,000	$819,000

Current liabilities	$2,000	$2,000

Noncurrent liabilities	-	-

Equity	828,000	817,000

Total liabilities and equity	$830,000	$819,000

Table of Content
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

Table of Content
In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions are not expected to be met and, accordingly, the Company’s equity interest in CBOP increased to 28.58% in June 2020.

Amounts due from CBOP at March 31, 2024, total $813,000 of outstanding principal, less $290,000 of allowances, for a net receivable of $523,000 as compared to $809,000 of outstanding principal, less $290,000 of allowances, for a net receivable of $519,000 at December 31,2023. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated. For the three months ended March 31, 2024 and 2023, the Company’s equity in loss of CBOP was $103,000 and $82,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

Table of Content
The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended
	March 31,
	2024	2023

Patient revenue	$319,000	$318,000

Net (loss) income	$(360,000)	$(287,000)

USNC’s equity in (loss) income of CBOP	$(103,000)	$(82,000)

CBOP Condensed Balance Sheet Information

	March 31,	December 31,
	2024	2023

Current assets	$237,000	$116,000

Noncurrent assets	2,233,000	2,381,000

Total assets	$2,470,000	$2,497,000

Current liabilities	$4,092,000	$4,150,000

Noncurrent liabilities	3,271,000	2,882,000

Deficit	(4,893,000)	(4,535,000)

Total liabilities and deficit	$2,470,000	$2,497,000

Table of Content
Note F – Elite Health

Several of the Company’s businesses have been sold or wound down, and the Company has been actively exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company’s wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of USN, which following the transaction represent 15% of the outstanding shares of USN. Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in USN, which resulted in making USN a wholly-owned subsidiary of the Company and the former minority holders of USN 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, but pending certification, bringing the total outstanding to 9,284,924 shares as of that date. Since that date, the Company raised an additional $2,100,000 through the private sale of 4,200,000 shares, which have yet to be issued, bringing the total outstanding to 9,284,924 shares as of March 31, 2024.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in Nevada, California, and other areas in the U.S. and to pursue other opportunities related to this activity.

In furtherance of this plan, USN recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada and Elite Health Plan, Inc. is taking steps to submit documentation for a Knox-Keene license to offer managed health care plans in California.  Elite Heath Plan, Inc. and Elite health Plan of Nevada, Inc., both 100% owned by USN and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In each of Neveda and California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue and will not be able to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in Neveda and then California.  The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended March 31, 2024, and 2023, respectively.

Table of Content
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.  As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements.  A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2023 Annual Report on Form 10-K.  In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

None

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Selling, general and administrative expense of $476,000 for the first quarter of 2024 was 266% higher than the $130,000 incurred during the comparable period in 2023, due mostly to the start-up costs for Elite Health in 2024.

During the three months ended March 31, 2024, the Company recognized $2,000 gain from its investment in unconsolidated entities compared to a $3,000 during the same period in 2023.

During the three months ended March 31, 2024, the Company recorded an income tax benefit of $163,000 compared to no benefit or provision in the first quarter of 2023,

For the three months ended March 31, 2024, the Company reported a net loss of $312,000 as compared to $127,000 for the same period a year earlier. The net loss was primarily due to the lack of revenue.

Table of Content
Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the three months ended March 31, 2024, was $461,000 as compared to $130,000 for the same period a year earlier. This change is primarily due to the Company using cash reserves for day-to-day expenses. During the first quarter of 2024, the Company received $2,000 of distributed earnings from unconsolidated entities as compared to $23,000 in the first quarter of 2023.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum and, as of April 15, 2024, raised proceeds of an aggregate of $2,100,000.  As a result of these issuances, as of April 15, 2024, there were outstanding 9,284,924 shares of the Company’s Common Stock.

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

 In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $312,000 and $127,000 during the three months ended March 31, 2024, and 2023, respectively.  As of March 31, 2024, the Company had an accumulated deficit in stockholders’ equity of $2,702,000, cash and cash equivalents of $1,750,000 and a working capital deficit of $396,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the first quarter of 2024, the Company raised gross proceeds of $2.1 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through the remainder of 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

Table of Content
Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2023, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

The Company operates in a highly competitive and rapidly changing environment and in businesses that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; maintain satisfactory relations with business partners; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property.  The Company's actual results could differ materially from management's expectations because of changes in such factors.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•	Uncertainties relating to our ability to successfully implement our strategy of developing a Medicare Advantage plan under out Elite Health subsidiaries;
•
Uncertainty over our ability to achieve a Medicare Advantage license in Nevada in a timely manner, acquire managed health consumers in Nevada, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired;

Table of Content
•	Our ability to raise capital in the future on satisfactory terms;
•	Our financial condition and liquidity;
•	Uncertainty over our ability to successfully implement management's plan to improve liquidity, including the ability to manage costs, systems and growth;

All forward looking statements should be considered in the context of the risks and other factors described above and in "Risk Factors" (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023), and "Management’s Discussion and Analysis" (Part I, Item 2 of this Form 10-Q).  We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Table of Content
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We do realize that we are a very small company and as a small company with only the officers and directors participating in the day-to-day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances.  Because the Company does not currently have a separate chief financial officer, the Chief Executive Officer performs these functions with the support of one of the Company’s outside directors who assists in the reporting and disclosure process (the “Lead Director”).

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company.

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company.

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

Table of Content
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of March 31, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness.  To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum and, as of April 15, 2024, raised proceeds of an aggregate of $2,100,000.  As a result of these issuances, as of April 15, 2024, there were outstanding 13,484,924 shares of the Company’s Common Stock.

Table of Content
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

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: May 15, 2024	By:	/s/ Alan Gold
Alan Gold
Director, President and Chief Executive Officer and Principal Financial Officer of the Registrant