Form 10-Q
period 2024-06-30
U.S. NeuroSurgical Holdings, Inc.
filed 2024-08-09
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                to                .

Commission file number: 0-15586

U.S. NeuroSurgical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5370333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1131 W 6th Street, Ontario, CA 91672

(Address of principal executive offices)

(949) 249-1170

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 30, 2024 was 13,484,924.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,195,000	$466,000
Other current assets	46,000	61,000
Total current assets	2,241,000	527,000

Other assets:
Due from related parties	524,000	520,000
Investments in unconsolidated entities	193,000	189,000
Total other assets	717,000	709,000

Property and equipment:
Operating lease right-of-use asset	74,000	85,000
Total property and equipment	74,000	85,000

TOTAL ASSETS	$3,032,000	$1,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$28,000	$27,000
Accounts payable and accrued expenses	48,000	59,000
Income taxes payable	-	166,000
Share application money pending allotment	900,000	355,000
Total current liabilities	976,000	607,000

Operating lease right-of-use liability - net of current portion	47,000	58,000
Guarantee liability	11,000	11,000
Total liabilities	1,034,000	676,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 13,484,924 and 9,284,924 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	135,000	93,000
Additional paid-in capital	5,000,000	2,942,000
Accumulated deficit	(3,137,000)	(2,390,000)
Total stockholders' equity	1,998,000	645,000

TOTAL LIABILITIES AND EQUITY	$3,032,000	$1,321,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$-	$-	-	-

Costs and expenses:
Selling, general and administrative	437,000	242,000	913,000	371,000

Total	437,000	242,000	913,000	371,000

Operating loss	(437,000)	(242,000)	(913,000)	(371,000)

Total other (expense) income
Interest expense	-	-	(1,000)
Income (loss) from investments in unconsolidated entities, net	2,000	(269,000)	4,000	(267,000)
Total other (expense)	2,000	(269,000)	3,000	(267,000)

Loss before income taxes	(435,000)	(511,000)	(910,000)	(638,000)

Reversal of provision for income taxes		-	163,000

Net loss	(435,000)	(511,000)	(747,000)	(638,000)
Net loss attributable to noncontrolling interests	-	77,000	-	96,000
Net loss attributable to U.S. Neurosurgical Holdings, Inc.	$(435,000)	$(434,000)	(747,000)	(542,000)

Basic and diluted net loss per share attributable to U.S. NeuroSurgical Holdings, Inc.	$(0.03)	$(0.05)	(0.06)	(0.07)

Weighted average common shares outstanding, basic and diluted	13,484,924	7,892,185	12,692,067	7,892,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

Weighted average common shares basic and diluted

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
	Number of		Additional Paid-In	(Accumulated Deficit) Retained	U.S. Neurosurgical Holdings, Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interests	Equity

Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000
Issuance of common stock as compensation	50,000	1,000	4,000		5,000		5,000
Issuance of common stock pending certification	1,392,739	14,000	67,000		81,000		81,000
Current year movement from NCI to RE				136,000	136,000	(217,000)	(81,000)
Net loss for the year ended December 31,2023	-	-	-	(816,000)	$(816,000)	$-	(816,000)
Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	$(2,390,000)	$645,000	$-	$645,000
Issuance of common stock	4,200,000	42,000	2,058,000		2,100,000		2,100,000
Net loss for the six months ended June 30,2024				(747,000)	$(747,000)	$-	(747,000)
Balance - June 30, 2024	13,484,924	$135,000	$5,000,000	$(3,137,000)	$1,998,000	$-	$1,998,000

See accompanying notes to the consolidated financial statements

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(747,000)	$(638,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	11,000	20,000
Income from investments in unconsolidated entities, net	(4,000)	266,000
Distributed earnings from unconsolidated entities	-	23,000
Changes in:
Income taxes payable	(166,000)	(1,000)
Other current assets	15,000	(12,000)
Accounts payable and accrued expenses	(11,000)	(79,000)
Operating lease right-of-use liability	(10,000)	(22,000)
Advances to unconsolidated entities	(4,000)	(305,000)
Net cash used in operating activities	(916,000)	(748,000)

Cash flows from investing activities:
Repayments from loans to unconsolidated entities	-	44,000
Captial contributions to unconsolidated entities	-	(57,000)
Net cash provided by (used in) investing activities	0	(13,000)

Cash flows from financing activities:
Sale of shares (not yet issued)	545,000
Issuance of common stock	2,100,000	-
Net cash provided by (used in) financing activities	2,645,000	-

Net change in cash and cash equivalents	1,729,000	(761,000)
Cash and cash equivalents - beginning of period	466,000	1,537,000
Cash and cash equivalents - end of period	$2,195,000	$776,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

The accompanying Condensed Consolidated Financial Statements of U.S. NeuroSurgical Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2024, and 2023, are unaudited. However, in the opinion of the management, such statements include all adjustments necessary for a fair statement of the information presented therein. The Consolidated Balance Sheet at December 31, 2023, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company's Annual Report on Form 10-K. All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $747,000 and $638,000 during the six months ended June 30, 2024 and 2023, respectively.  As of June 30, 2024, the Company had an accumulated deficit in stockholders’ equity of $3,137,000, cash and cash equivalents of $2,195,000 and working capital of $1,265,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the six months ended June 30, 2024, the Company raised gross proceeds of $3.0 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through the remainder of 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the six months ended June 30, 2024 and 2023 was net loss for the periods and issuance of common stock during the quarter ended June 30, 2024.

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

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000 , and up to $2,000,000 , at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of August 15, 2024 the Company raised an aggregate of $3,000,000.  As a result of these issuances, as of August 15, 2024, there were outstanding 13,484,924 shares of the Company’s Common Stock.

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The numerator for the calculation of basic and diluted earnings per share is net loss and the denominator is the weighted-average number of common shares outstanding during the period.

The tables below present financial information associated with our leases.

	Classification	June 30, 2024	June 30, 2023
Assets
Long-term Operating lease assets	Operating lease right-of-use asset	$74,000
Total leased assets		$73,000	$-

Liabilities
Current Operating lease liabilities	Operating lease right-of-use liability - current portion	$28,000

Long-term Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$47,000
Total lease liabilities		$75,000	$-

Lease Cost
Operating lease cost	Selling, general and administrative	$23,000	$10,000
Net lease expense		$23,000	$10,000

Maturity of lease liabilities (as of June 30, 2024)			Operating lease
2024			$13,000
2025			30,000
2026			31,000
Total			$74,000
Less amount representing interest			-
Present value of lease liabilities			$74,000
Discount rate			4.140%

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

At June 30, 2024, and December 31, 2023, the Company had no recorded investment of NeuroPartners LLC and CGK. For the six months ended June 30, 2024, and 2023, the Company’s equity in loss of NeuroPartners LLC and CGK was $no and $63,000, respectively, but was not recorded due to prior losses, resulting in no recorded investment at June 31, 2024 and December 31, 2023. At June 30, 2024, and December 31, 2023, amounts due from related parties was $1,000 and $0 respectively, all of which were written off.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	Six Months Ended
	June 30,
	2024	2023

Patient revenue	$-	$136,000

Net loss	$-	$(75,000)

USNC's equity in (loss) earnings of NeuroPartners LLC and CGK	$-	$(63,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	June 30,	December 31,
	2024	2023

Current assets	$-	$363,000

Noncurrent assets	-	-

Total assets	$-	$363,000

Current liabilities	$-	$653,000

Noncurrent liabilities	-	-

Equity	-	(290,000)

Total liabilities and equity	$-	$363,000

Note C– Boca Oncology Partners

During the first quarter of 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida. In June 2011, BOPRE, an affiliated entity, purchased a 20% interest in Boca West IMP, owner of a medical office building in West Boca, Florida in which BOP operates. BOP occupies 6,000 square feet of the 32,000 square foot building. The Company invested $32,000 initially and had a 22.5% interest in BOP and BOPRE. In February 2014, the Company and other members sold their interests in BOP.

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

In June 2024, the Company offered its interest in BOPRE for sale to the remaining members at its fair market value, which will be determined pursuant to the shareholders agreement. The Company’s recorded investment in BOPRE is $193,000 and $189,000 at each of June 30, 2024, and December 31, 2023, respectively

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2024	2023

Rental Income	$-	$-

Net income	$17,000	$18,000

USNC's equity in earnings of BOPRE	$4,000	$4,000

BOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2024	2023

Current assets	$45,000	$27,000

Noncurrent assets	789,000	792,000

Total assets	$834,000	$819,000

Current liabilities		$2,000

Noncurrent liabilities	-	-

Equity	834,000	817,000

Total liabilities and equity	$834,000	$819,000

Note D - Medical Oncology Partners

In April 2015, MOP, was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in UOMA. USNC was not a member of MOP at the time of formation as it was not able to participate due to the fact that USNC was not a physician. Nevertheless, USNC wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000 . Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA. An application was filed for a waiver to allow USNC to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, USNC was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to USNC in settlement of the note to USNC. USNC and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, USNC owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

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

Note E- CB Oncology Partners

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

Amounts due from CBOP at June 30, 2024 and December 31, 2023, total $809,000 of outstanding principal, less $290,000 of allowances, for a net receivable of $519,000. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated. For the six months ended June 30, 2024 and 2023, the Company’s equity in loss of CBOP was $230,000 and $173,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended
	2024	2023

Patient revenue	$584,000	$761,000

Net (loss) income	$(761,000)	$(607,000)

USNC's equity in (loss) income of CBOP	$(230,000)	$(173,000)

CBOP Condensed Balance Sheet Information

	June 30,	December 31,
	2024	2023

Current assets	$262,000	$116,000

Noncurrent assets	2,084,000	2,381,000

Total assets	$2,346,000	$2,497,000

Current liabilities	$4,048,000	$4,150,000

Noncurrent liabilities	3,594,000	2,882,000

Deficit	(5,296,000)	(4,535,000)

Total liabilities and deficit	$2,346,000	$2,497,000

Note F –Elite Health

Several of the Company’s businesses have been sold or wound down, and the Company has been actively exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company’s wholly-owned subsidiary, U.S. NeuroSurgical, Inc. (“USN”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of USN, which following the transaction represent 15% of the outstanding shares of USN. Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in USN, which resulted in making USN a wholly-owned subsidiary of the Company and the former minority holders of USN 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, but pending certification, bringing the total outstanding to 9,284,924 shares as of that date. Since that date, the Company raised an additional $3,000,000 through the private sale of 6,000,000 shares, 1,800,000 of which have yet to be issued, bringing the total outstanding to 13,464,924 shares as of June 30, 2024.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California, and other areas in the U.S. including Nevada, and to pursue other opportunities related to this activity.

In furtherance of this plan, USN recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada and Elite Health Plan, Inc. is taking steps to submit documentation for a Knox-Keene license to offer managed health care plans in California.  Elite Heath Plan, Inc. and Elite health Plan of Nevada, Inc., both 100% owned by USN and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In each of Neveda and California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue and will not be able to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in California and then other states.  The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended June 30, 2024, and 2023, respectively.

Note H – Subsequent Events

Effective July 10, 2024, Mr. Charles H. Merriman resigned from his position as a member of the Board and from all of its committees. Mr. Merriman’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.

On July 10, 2024, Mr. Alan Gold resigned from his positions as President of the Company, effective immediately. Mr. Gold continues to serve as a member of the Board, but as of the effective date no longer serves as the Chairman of the Board.

Also on July 10, 2024, the Board unanimously appointed Dr. Prasad A. Jeereddi, age 76, Chief Executive Officer of the Company and also appointed Dr. Jeereddi as a non-executive director and Chairman of the Company’s Board, effective immediately. As disclosed in the Company’s Form 10-K for its fiscal year ended December 31, 2023, Dr. Jeereddi has been a key participant in the development of the business of the Company’s Elite Health Plan, Inc. subsidiary and is also the beneficial owner of approximately 1.5 million shares of the Company’s Common Stock.

Dr. Jeereddi, affiliated with Pomona Valley Hospital Medical Center and San Antonio Regional Hospital, is a doctor of internal medicine and endocrinology and has been in private practice since 1978. Since 1991, Dr. Jeereddi has served as the President and Medical Director of Chaparral Medical Group, Inc., a leading primary and multi-specialty care provider in California. Dr. Jeereddi also serves as the President of ProMed Healthcare Administrators, a California-based limited Knox-Keene licensed Health Care Service Plan. In addition to his roles at Chaparral and ProMed, Dr. Jeereddi serves as an executive and/or director of a number of medical care and related services providers. Dr. Jeereddi serves as a trustee of the California University of Science and Medicine in San Bernardino, CA. Dr. Jeereddi is a graduate of Sri Venkateswara Medical College.

There are no arrangements or understandings between Dr. Jeereddi and any other person pursuant to which he was appointed as a director. There are also no family relationships between Dr. Jeereddi and any director or executive officer of the Company and Dr. Jeereddi has no direct or indirect material interest in any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Recent events

None

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Selling, general and administrative expense of $437,000 for the second quarter of 2024 was 81% higher than the $242,000 incurred during the comparable period in 2023, due mostly to the start-up costs for Elite Health in 2024.

During the three months ended June 30, 2024, the Company recognized $2,000 gain from its investment in unconsolidated entities compared to a loss of $269,000 during the same period in 2023.

During the three months ended June 30, 2024 and 2023, the Company recorded no income tax benefit or provision.

For the three months ended June 30, 2024, the Company reported a net loss of $435,000 as compared to $511,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Six Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Selling, general and administrative expense of $913,000 for the first six months of 2024 was 146% higher than the $371,000 incurred during the comparable period in 2023, due mostly to the start-up costs for Elite Health in 2024.

During the six months ended June 30, 2024, the Company recognized $4,000 gain from its investment in unconsolidated entities compared to a loss of $267,000 during the same period in 2023.

During the six months ended June 30, 2024, and 2023, the Company recorded no income tax benefit or provision.

For the six months ended June 30, 2024, the Company reported a net loss of $747,000 as compared to $638,000 for the same period a year earlier. The net loss was primarily due to the lack of revenue.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the six months ended June 30, 2024, was $916,000 as compared to $433,000 for the same period a year earlier. This change is primarily due to the Company using cash to invest in the Elite business. During the six months ended June 30, 2024, the Company received no distributed earnings from unconsolidated entities as compared to $23,000 in the first six months of 2023.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of August 15, 2024 the Company raised an aggregate of $3,000,000.  As a result of these issuances, as of August 15, 2024, there were outstanding 13,484,924 shares of the Company’s Common Stock.

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

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $747,000 and $638,000 during the six months ended June 30, 2024, and 2023, respectively.  As of June 30, 2024, the Company had an accumulated deficit in stockholders’ equity of $3,137,000, cash and cash equivalents of $2,195,000 and working capital of $1,265,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the six months ended June 30, 2024, the Company raised gross proceeds of $3 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through the remainder of 2024.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

The Company operates in a highly competitive and rapidly changing environment and in businesses that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; maintain satisfactory relations with business partners; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property. The Company's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●	Uncertainties relating to our ability to successfully implement our strategy of developing a Medicare Advantage plan under out Elite Health subsidiaries;
●

Uncertainty over our ability to achieve a Medicare Advantage license in Nevada in a timely manner, acquire managed health consumers in Nevada, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired;

●	Our ability to raise capital in the future on satisfactory terms;
●	Our financial condition and liquidity;
●	Uncertainty over our ability to successfully implement management's plan to improve liquidity, including the ability to manage costs, systems and growth;

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of June 30, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness. To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of August 15, 2024 the Company raised an aggregate of $3,000,000.  As a result of these issuances, as of August 15, 2024, there were outstanding 13,484,924 shares of the Company’s Common Stock.

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

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. NeuroSurgical Holdings, Inc.
(Registrant)

Date: August 09, 2024	By:	/s/ Prasad Jeereddi
Prasad Jeereddi
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant