Form 10-Q
period 2024-09-30
Elite Health Systems Inc.
filed 2024-11-13
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                to                .

Commission file number: 0-15586

Elite Health Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5370333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1131 W 6th Street, Ontario, CA 91762

(Address of principal executive offices)

(949) 249-1170

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	USNU	OTC Pink

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 30, 2024 was 17,384,924.

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures	18
PART II – OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,173,000	$466,000
Other current assets	18,000	61,000
Total current assets	3,191,000	527,000

Other assets:
Due from related parties	525,000	520,000
Investments in unconsolidated entities	22,000	189,000
Total other assets	547,000	709,000

Property and equipment:
Operating lease right-of-use asset	66,000	85,000
Total property and equipment	66,000	85,000

TOTAL ASSETS	$3,804,000	$1,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$28,000	$27,000
Accounts payable and accrued expenses	65,000	59,000
Income taxes payable	-	166,000
Share application money pending allotment	-	355,000
Total current liabilities	93,000	607,000

Operating lease right-of-use liability - net of current portion	39,000	58,000
Guarantee liability	11,000	11,000
Total liabilities	143,000	676,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 17,384,924 and 9,284,924 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	174,000	93,000
Additional paid-in capital	6,911,000	2,942,000
Accumulated deficit	(3,424,000)	(2,390,000)
Total stockholders' equity	3,661,000	645,000

TOTAL LIABILITIES AND EQUITY	$3,804,000	$1,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$-	$-	-	-

Costs and expenses:
General and administrative	387,000	151,000	1,299,000	522,000

Total	387,000	151,000	1,299,000	522,000

Operating loss	(387,000)	(151,000)	(1,299,000)	(522,000)

Total other (expense) income
Interest expense	-	(1,000)	1,000
Income (loss) from investments in unconsolidated entities, net	97,000	2,000	101,000	(266,000)
Total other (expense)	97,000	1,000	102,000	(266,000)

Loss before income taxes	(290,000)	(150,000)	(1,197,000)	(788,000)

Reversal of provision for income taxes		-	163,000

Net loss	(290,000)	(150,000)	(1,034,000)	(788,000)
Net loss attributable to noncontrolling interests	-	(23,000)	-	(118,000)
Net loss attributable to Elite Health Systems Inc.	$(290,000)	$(127,000)	(1,034,000)	(670,000)

Basic and diluted net loss per share attributable to Elite Health Systems Inc.	$(0.02)	$(0.02)	(0.08)	(0.08)

Weighted average common shares outstanding, basic and diluted	17,006,736	7,892,185	12,692,067	7,892,185

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  EQUITY

(UNAUDITED)

	Common Stock
	Number		Additional	(Accumulated
	of		Paid-In	Deficit)	Elite Health	Noncontrolling	Total
	Shares	Amount	Capital	Retained Earnings	Systems Inc.	Interests	Equity

Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$(1,710,000)	$1,239,000	$217,000	$1,456,000
Issuance of common stock as compensation	50,000	1,000	4,000		5,000		5,000
Issuance of common stock pending certification	1,392,739	14,000	67,000		81,000		81,000
Current year movement from NCI to RE				136,000	136,000	(217,000)	(81,000)
Net loss for the year ended December 31, 2023	-	-	-	(816,000)	$(816,000)	$-	(816,000)
Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	$(2,390,000)	$645,000	$-	$645,000
Issuance of common stock	8,100,000	81,000	3,969,000		4,050,000		4,050,000
Net loss for the nine months ended September 30, 2024				(1,034,000)	$(1,034,000)	$-	(1,034,000)
Balance - September 30, 2024	17,384,924	$174,000	$6,911,000	$(3,424,000)	$3,661,000	$-	$3,661,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,034,000)	$(788,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	19,000	20,000
Income from investments in unconsolidated entities, net	(100,000)	265,000
Distributed earnings from unconsolidated entities	268,000	23,000
Changes in:
Income taxes payable	(166,000)	(1,000)
Other current assets	43,000	(2,000)
Accounts payable and accrued expenses	6,000	(65,000)
Operating lease right-of-use liability	(18,000)	(23,000)
Advances to unconsolidated entites	(6,000)	(393,000)
Net cash used in operating activities	(988,000)	(571,000)

Cash flows from investing activities:
Repayments of loans to unconsolidated entities	-	44,000
Capitial contributions to unconsolidated entities	-	(58,000)
Principal payments received under sales-type sublease	-	-
Net cash provided by (used in) investing activities	-	(14,000)

Cash flows from financing activities:
Issuance of shares from prior period	(355,000)
Issuance of common stock	4,050,000	-
Net cash provided by (used in) financing activities	3,695,000	-

Net change in cash and cash equivalents	2,707,000	(585,000)
Cash and cash equivalents - beginning of period	466,000	1,537,000
Cash and cash equivalents - end of period	$3,173,000	$952,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

On September 30, 2024 the Company filed with the Secretary of State of Delaware a Certificate of Amendment (the “Charter Amendment”) to its Certificate of Incorporation (as amended, the “Charter”) to change the legal name of the Company from U.S. NeuroSurgical Holdings, Inc. to Elite Health Systems Inc., (“EHSI” or the Company) effective as of September 30, 2024. The Company simultaneously filed with the Secretary of State of Delaware a Certificate of Amendment to the Certificate of Incorporation of U.S. NeuroSurgical, Inc to Elite Health Systems Holdings Inc. (EHSHI”). USN Corona, Inc. (“USNC”) remains a wholly owned subsidiary of EHSHI. The accompanying Condensed Consolidated Financial Statements of Elite Health Systems Inc. and Subsidiaries (the “Company”) as of September 30, 2024, and 2023, are unaudited. However, in the opinion of the management, such statements include all adjustments necessary for a fair statement of the information presented therein. The Consolidated Balance Sheet at December 31, 2023, has been derived from the audited Consolidated Financial Statements at that date appearing in the Company's Annual Report on Form 10-K. All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $1,034,000 and $670,000 during the nine months ended September 30, 2024 and 2023, respectively.  As of September 30, 2024, the Company had an accumulated deficit in stockholders’ equity of $3,424,000, cash and cash equivalents of $3,173,000 and working capital of $3,098,000.  In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at September 30, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the nine months ended September 30, 2024, the Company raised gross proceeds of $4,050,000 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital in fiscal 2025.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the nine months ended September 30, 2024 and 2023 was net loss for the periods and issuance of common stock during the nine month period ended September 30, 2024.

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

The Company recognizes revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Accounting Standards Codification (“ASC”) Topic 842, Leases. However, the Company is not currently generating revenue.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000 and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of September 30, 2024 the Company raised an aggregate of $4,050,000.  As a result of these issuances, as of September 30, 2024, there were outstanding 17,384,924 shares of the Company’s Common Stock.

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The numerator for the calculation of basic and diluted earnings per share is net loss and the denominator is the weighted-average number of common shares outstanding during the period.

The tables below present financial information associated with our leases.

	Classification	September 30,
		2024	2023
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$66,000	$-
Total leased assets		$66,000	$-

Liabilities
Current			-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$28,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$39,000	$-
Total lease liabilities		$67,000	$-

Lease Cost
Operating lease cost	Selling, general and administrative	$36,000	$-
Net lease expense		$36,000	$-

Maturity of lease liabilities (as of September 30, 2024)	Operating lease
2024	$7,000
2025	30,000
2026	31,000
Total	$68,000
Less amount representing interest	1,000
Present value of lease liabilities	$67,000
Discount rate	4.140%

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

At September 30, 2024, and December 31, 2023, the Company had no recorded investment of NeuroPartners LLC and CGK. For the nine months ended September 30, 2024, and 2023, the Company’s equity in loss of NeuroPartners LLC and CGK was $0 and $89,000, respectively, but was not recorded due to prior losses, resulting in no recorded investment at September 30, 2024 and December 31, 2023. At September 30, 2024, and December 31, 2023, amounts due from related parties were $0, all of which were written off.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information

	September 30,
	2024	2023

Patient revenue	$-	$376,000

Net loss	$-	$(136,000)

USNC's equity in (loss) earnings of NeuroPartners LLC and CGK	$-	$(89,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet Information

	September 30,	December 31,
	2024	2023

Current assets	$-	$297,000

Noncurrent assets	-	-

Total assets	$-	$297,000

Current liabilities	$-	$376,000

Noncurrent liabilities	-	-

Equity	-	(79,000)

Total liabilities and equity	$-	$297,000

Note C–Boca Oncology Partners

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

During the years ended December 31, 2018, and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 and 2022, additional members relinquished their ownership to EHSHI. As a result, the Company now holds a 23.10% ownership interest in BOPRE, which it accounts for under the equity method.

In September 2024, BOPRE sold its interest in Boca West IMP to the remaining members for $1,210,840, resulting in a gain to the Company of $97,000 during the quarter ended September 30, 2024.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended
	Septebmer 30,
	2024	2023

Rental Income	$-	$-

Net income	$429,000	$16,000

USNC's equity in earnings of BOPRE	$101,000	$2,000

BOPRE Condensed Balance Sheet Information

	September 30,	December 31,
	2024	2023

Current assets	$77,000	$27,000

Noncurrent assets	-	792,000

Total assets	$77,000	$819,000

Current liabilities		$2,000

Noncurrent liabilities	-	-

Equity	77,000	817,000

Total liabilities and equity	$77,000	$819,000

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

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than it’s carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from EHSHI and USNC to MOP and UOMA. During the year ended December 31, 2021, the Company’s equity in loss of MOP was $231,000 but was not recorded due to prior losses.

On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. EHSHICorona netted approximately $1.3 million from the proceeds for management fees to date. Some funds were held in escrow until post-closing adjustments were made. During the year ended December 31, 2023, the Company paid additional expenses totaling $47,000 related to the sale of MOP/UOMA. These expenses were recorded as an advance to MOP and fully impaired.

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

Amounts due from CBOP at September 30, 2024 and December 31, 2023, total $813,000 of outstanding principal, less $290,000 of allowances, for a net receivable of $524,000. The Company records increases in the allowance, when applicable, as a component of loss from investments in unconsolidated. For the nine months ended September 30, 2024 and 2023, the Company’s equity in loss of CBOP was $295,000 and $300,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Nine Months Ended
	2024	2023

Patient revenue	$947,000	$814,000

Net (loss) income	$(976,000)	$(991,000)

USNC's equity in (loss) income of CBOP	$(295,000)	$(300,000)

CBOP Condensed Balance Sheet Information

	September 30,	December 31,
	2024	2023

Current assets	$332,000	$116,000

Noncurrent assets	1,935,000	2,381,000

Total assets	$2,267,000	$2,497,000

Current liabilities	$4,163,000	$4,150,000

Noncurrent liabilities	3,614,000	2,882,000

Deficit	(5,510,000)	(4,535,000)

Total liabilities and deficit	$2,267,000	$2,497,000

Note F – Elite Health

Several of the Company’s businesses have been sold or wound down, and the Company has been actively exploring opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company’s wholly-owned subsidiary, Elite Health Systems Holdings Inc, formerly U.S. NeuroSurgical, Inc., (“EHSHI”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSHI, which following the transaction represent 15% of the outstanding shares of EHSHI. Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSHI, which resulted in making EHSHI’s wholly-owned subsidiary of the Company and the former minority holders of EHSHI 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, but pending certification, bringing the total outstanding to 9,284,924 shares as of that date. Since that date, the Company raised an additional $4,050,000 through the private sale of 8,100,000 shares, 7,615,076 of which have yet to be issued, bringing the total outstanding to 17,384,924 shares as of September 30, 2024.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California, and other areas in the U.S. including Nevada, and to pursue other opportunities related to this activity.

In furtherance of this plan, EHSHI recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada and Elite Health Plan, Inc. has submitted documentation for a Knox-Keene license to offer managed health care plans in California.  Elite Heath Plan, Inc. and Elite health Plan of Nevada, Inc., both 100% owned by EHSHI and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In each of Nevada and California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue and will not be able to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in California and then other states.  The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

Note G – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended September 30, 2024, and 2023, respectively.

Note H – Subsequent Events

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of Elite Health Systems Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements. A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2023 Annual Report on Form 10-K. In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

None

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Selling, general, and administrative expenses of $387,000 for the third quarter of 2024 were 156% higher than the $151,000 incurred during the comparable period in 2023, due mostly to the start-up costs for Elite Health in 2024.

During the three months ended September 30, 2024, the Company recognized $97,000 gain from its investment in unconsolidated entities compared to $2,000 during the same period in 2023 due to the gain on the sale of the Company’s interest in Boca West IMP.

During the three months ended September 30, 2024, and 2023, the Company recorded no income tax benefit or provision.

For the three months ended September 30, 2024, the Company reported a net loss of $290,000 as compared to $127,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Selling, general, and administrative expenses of $1,299,000 for the first nine months of 2024 were 149% higher than the $522,000 incurred during the comparable period in 2023, due mostly to the start-up costs for Elite Health in 2024.

During the nine months ended September 30, 2024, the Company recognized $101,000 gain from its investment in unconsolidated entities compared to a loss of $266,000 during the same period in 2023 due to the gain on the sale of the Company’s interest in Boca West IMP.

During the nine months ended September 30, 2024, and 2023, the Company recorded no income tax benefit or provision.

For the nine months ended September 30, 2024, the Company reported a net loss of $1,034,000 as compared to $670,000 for the same period a year earlier. The net loss was primarily due to the lack of revenue.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the nine months ended September 30, 2024, was $988,000 as compared to $571,000 for the same period a year earlier. This change is primarily due to the Company using cash to invest in the Elite business. During the nine months ended September 30, 2024, the Company received $268,000 of distributed earnings from unconsolidated entities as compared to $23,000 in the first nine months of 2023.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of September 30, 2024 the Company raised an aggregate of $4,050,000.  As a result of these issuances, as of September 30, 2024, there were outstanding 17,384,924 shares of the Company’s Common Stock.

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

In fiscal year 2023, the Company incurred a net loss of $816,000 compared to $1,572,000 in fiscal year 2022 and a net loss of $1,034,000 and $670,000 during the nine months ended September 30, 2024, and 2023, respectively.  As of September 30, 2024, the Company had an accumulated deficit in stockholders’ equity of $3,424,000, cash and cash equivalents of $3,173,000 and working capital of $3,098,000. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital.  Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at September 30, 2024.  However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans.  As noted above, during the nine months ended September 30, 2024, the Company raised gross proceeds of $4,050,000 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital in fiscal 2025.  Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt, that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months.  However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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
●

Uncertainty over our ability to achieve a Medicare Advantage license in California in a timely manner, acquire managed health consumers in California, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired;

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company is in the process of developing efficient approaches to remediate this material weakness. To do this in a cost-effective manner, considering the current extent of the Company’s operations, management is making arrangements with consultants and advisors to assist on an as-needed basis.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share.  Since the initial closing, the Company amended the terms of the private placement to raise up to $3,000,000 maximum on April 15, 2024 and amended further on July 10, 2024 to increase the maximum pursuant to the private placement to $5,000,000. As of September 30, 2024, the Company raised an aggregate of $4,050,000.  As a result of these issuances, as of September 30, 2024, there were outstanding 17,384,924 shares of the Company’s Common Stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amendment to Certificate of Incorporation, effective September 30, 2024

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

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Health Systems, Inc.
(Registrant)

Date: November 13, 2024	By:	/s/ Prasad Jeereddi
Prasad Jeereddi
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant