Form 10-K
period 2024-12-31
Elite Health Systems Inc.
filed 2025-04-02
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐    No ☒

As of June 30, 2024 the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $5,392,000 ,based upon the closing price as reported on the OTC Pink marketplace for that day.

As of March 24, 2025, there were outstanding 21,409,924 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference: None

FORM 10-K

Elite Health Systems Inc.

Form 10-K for the Fiscal year ended December 31, 2024

PART I

Item 1.                  Business.

Elite Health Systems Inc, formerly U.S. NeuroSurgical Holdings, Inc. (“Holdings”) through its wholly-owned subsidiaries, is developing a business to provide Medicare Advantage plans and related services, concentrating initially in California and Nevada. As used herein, unless the context indicates otherwise, the term "Company" and "Registrant" means Elite Health Systems Inc. and its wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), and the wholly-owned subsidiaries of EHSH, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc. Elite Health Systems Inc, a Delaware corporation, was formed in July 1993 originally as U.S. NeuroSurgical, Inc (“USN”). On September 3, 2015, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 3, 2015, by and among USN, Holdings and U.S. NeuroSurgical Merger Sub, Inc., the Company adopted a new holding company organizational structure whereby USN was a wholly owned subsidiary of Holdings. This structure did not result in any changes to the assets or operations of the Company, but management believes that it will create a more flexible framework for possible future transactions and organizational and operational adjustments. On September 30, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Charter Amendment”) to its Certificate of Incorporation (as amended, the “Charter”) to change the legal name of the Company from U.S, Neurosurgical Holdings, Inc. to Elite Health Systems Inc., effective as of September 30, 2024. The Company’s board of directors (the “Board”) approved the Charter Amendment pursuant to Section 242 of the General Corporation Law of the State of Delaware.

Company Background.

The Company was previously engaged in the ownership and operations of radiation treatment centers. Most of these businesses have been sold or wound down, and the Company has been actively pursuing opportunities to expand to other businesses that could benefit its current operations and relationships. Effective October 1, 2021, the Company acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSH, which following the transaction represent 15% of the outstanding shares of EHSH. Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSH, which resulted in making EHSH’s wholly-owned subsidiary of the Company and the former minority holders of EHSH 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, bringing the total outstanding to 9,284,924 shares as of that date. Since that time, the Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of March 24, 2025 and 19,984,924 at December 31, 2024.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for, and provide related health services to, seniors in California and other areas in the U.S., and could pursue growth through other commercial opportunities and strategic transactions, including partnerships, acquisitions or mergers related and complementary to these activities and services.

In furtherance of this plan, Elite Health Plan, Inc. has submitted documentation for a Knox-Keene license to offer managed health care plans in California. In addition, EHSH recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada. Elite Heath Plan, Inc. and Elite Health Plan of Nevada, Inc., both 100% owned by EHSH and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.” In California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice. Elite Health currently has no revenue, and will not be in a position to generate significant revenue while it seeks to obtain a license to operate a Medicare Advantage plan in California. The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers. There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

Until January 2024, the Company's executive offices were located at 2400 Research Boulevard, Suite 325, Rockville, MD 20850. The Company’s headquarters are now located at 1131 W 6th Street, Suite 225, Ontario, CA 91762 and its telephone number is (949) 249-1170.

Elite Health

Background. Elite Health Plan, Inc. was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California. In addition to pursuing the required authorizations, including a Knox-Keene license from California’s Department of Managed Health Care (“DMHC”), necessary for the operation of full-service health plans in California, and approval from the Centers for Medicare & Medicaid Services (“CMS”), the Company is considering engaging in related businesses and health services to support this mission.

Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate. Once its plans are approved, Elite Health expects to initially operate in the California counties of San Bernadino, Riverside, and Los Angeles, with the objective of addressing the growing number of Medicare eligible seniors in those markets. The Company then expects to apply to the State of Nevada and begin operations in Clark County, Nevada. Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to bring to California and Nevada a comprehensive, community-based and cost-effective health care management service solution for these communities.

Medicare; Medicare Advantage. Medicare is the federal health insurance program for people aged 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services and home health care. Parts A and B are referred to as Original Medicare.

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, managed care organizations contract with CMS to provide services directly to Medicare beneficiaries as well as through employer and union groups. Managed care organizations typically receive a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status and the health status of the member.

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing reinsurance for catastrophic drug costs.

Enrollment in Medicare is experiencing significant growth from an aging population with growth in Medicare Advantage plans in particular seeing large gains over the last several years. According to a 2024 Kaiser Family Foundation article, Medicare Advantage enrollment includes 32.8 million members, accounts for 54% of the eligible Medicare population and $462 billion of Federal Medicare spending. The Congressional Budget Office (CBO) projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. The Medicare Advantage market is currently dominated by major traditional health insurance entities UnitedHealth Group and Humana accounting for nearly half of all Medicare Advantage enrollees nationwide.

Filing in California. The Company initially applied for a license to operate a Medicare Advantage plan in Nevada. However, the Company determined that a reciprocity agreement between California and Nevada would result in a more expedient path to secure approvals in California first. For this reason, Elite Health is focusing on completing the process toward obtaining a Knox-Keene license in California and securing necessary approvals from CMS with a final submission of plan details in June 2025. There can be no assurance that a license will be issued or, if issued, it will be done in a timely manner.

Management and Capabilities. Elite Health has identified and is relying on experienced personnel, consultants and other industry-centric service providers and experts to assist Elite Health in applying for and securing appropriate licensing and establishing the necessary corporate infrastructure to operate Medicare Advantage plans in California.

Dr. Prasad Jeereddi was the founder of the Elite Health business and was overseeing the activities of Elite Health at the time of its sale to the Company in 2021. In July of 2024, , Dr. Jeereddi joined the Company as Chairman of the Board and CEO. He is an accomplished endocrinologist and has been involved extensively in strategy, management, technological advancements and general operations of multiple healthcare enterprises. Many of the recent private placement investors are through relationships that Dr. Jeereddi has established with physicians and healthcare professionals in California and in India, where he has significant relationships with major hospitals and healthcare organizations.

Elite’s Approach to Healthcare Delivery. Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice. Elite has already met network adequacy at over 90% in all required physician primary/specialty, and facility specialty categories for its intended service area of Los Angeles, Riverside and San Bernardino counties. Elite Health founders and affiliates also have considerable experience with health care record-based software and have contracted with RAM Technologies and their exclusive focus on Medicare Advantage, Managed Medicaid, and Special Needs health plans, leading to major enhancements blending knowledge and best practices, from successful launch, administration, to optimization of subscriber benefit products.

The Company plans to contract with health care providers, hospitals and facilities, for health care services for its Medicare Advantage plan enrollees. The Company will seek to rely on local preferred providers and other entities located within the areas in which the majority of the enrollees reside, providing a localized focus and leveraging the established reputation and wide range of services of the healthcare system. The Company will endeavor to offer beneficiaries a greater choice of providers than a standard health maintenance organization. Furthermore, with a localized focus, Elite Health will strive to develop a unique marketing advantage and reduce the need for a broad mass marketing undertaking.

The same approach will also apply for local healthcare providers as we aim to simplify required “prior authorizations,” owing to a close-knit network of providers, thus saving clinicians countless hours. Furthermore, we believe that many clinicians will have a preference for a local entrant into the market, enabling them to avoid the larger well-known insurance names with relatively burdensome processes and protocols along with an opportunity to participate in the success of the Company’s platform.

Competition. If and when the required approvals are obtained, we will operate in highly competitive markets across the full expanse of health care benefits and services. Our competitors include organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants to our markets and business combinations among our competitors and suppliers also contribute to a dynamic and competitive environment. We expect to compete fundamentally on the quality and value we provide to those we provide, which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

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

Delivery of Services. The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs. In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively. There can be no assurance that the Company and Elite Health will be effective in doing so. Elite Health currently has no revenue and will not be in a position to generate revenue for an indefinite period while it seeks to obtain a license to operate a Medicare Advantage plan in California and then Nevada.

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

Employees

The Company has three full time employees hired through a staffing agency, who are supported by industry experts and external consultants throughout the licensing and start-up process. Detailed recruitment plans are in place to manage compliance, finance and operational needs to support needs following the licensing process, if successfully completed.

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

The risks described in the following section are not the only risks facing our Company. Additional risks that we are unaware of, or that we currently believe, are not material, may also become important factors that adversely affect our business. If any of the following risks occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, among other effects, the trading price of our common stock could decline, and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

The principal business activity of the Company going forward will be the development of Medical Advantage plans under its Elite Health subsidiaries. This is a new business area for the Company and there can be no assurance that the Company will be successful in advancing its Elite Health business.

Elite Health, the business acquired by the Company in October 2021, has recently applied for a full Knox-Keene license to operate a Medicare Advantage plan in California, and expects to operate such plan in California beginning in 2026 and Nevada in 2027. Such application process may be protracted, and approval is not assured. The Company has taken preliminary steps toward identifying a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice. While the Company believes that the Elite Health founders and affiliates have the required experience and network of professionals to obtain the license and launch and operate the business if it is successful in obtaining the license, there can be no assurance that the Company will be successful in these endeavors.  The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively.  For these reasons, and the reasons noted in the balance of Item 1A – Risk Factors, there can be no assurance that the Company and Elite Health will be effective in developing and executing this business plan, the success of which will be critical to the Company and the value of its common stock.

Although we raised capital in 2024, we will require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We are investing significant amounts in our business. To this end, we raised approximately $5.8 million through a private placement in 2024 that closed in January of 2025. . However, we will be required to make future commitments of capital resources and will require substantial additional funding which we plan on raising through equity or debt financings. Beyond the application process for the Medicare Advantage plans in California and Nevada, we expect to make additional investments to support our business growth and will require additional capital to respond to business needs, requirements and opportunities, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements. In addition, we may continue to make strategic acquisitions as the opportunities arise, some of which may be important to support our operations.

As previously disclosed, we have reported no revenue since 2021, do not expect revenue during 2025, and will report operating losses for a significant time beyond the end of 2025. Although we raised capital in 2024, our business plan will require additional investment and capital and our financial position, the state of the capital markets or the political posture or uncertainty surrounding Medicare and other federal entitlement programs could make it difficult to raise capital in 2025 when this will be required.

While we have actively engaged with our board and other marketplace participants to evaluate financing opportunities, we may not be able to obtain the required financing on acceptable terms, as any potential financing will be subject to market conditions that are not within our control. In the event we are unable to obtain financing or take other management actions to alleviate these concerns, among other potential consequences, we may be unable to satisfy our financial obligations as they become due or continue as a going concern.

Even if we obtain financing to continue operations, the risk of not continuing as a going concern and resulting qualified audit opinion would likely cause our stock to decline.

In addition, should we be successful in raising equity capital, this would result in significant additional dilution to the current investors in the Company’s common stock.

If we are unable to secure a Medicare Advantage license in California in a timely manner, acquire managed health consumers in California, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired.

We expect to generate a substantial portion of our revenue from consumers enrolled in the Medicare Advantage health plans. We initially applied in Nevada and subsequently withdrew our application in favor of applying in California first. We have now applied in California and expect to re-apply in Nevada at a later date. As a result, the future enrollment of individuals into and adoption of our health plans, through our platform, our broker network, employees, or other third parties, is paramount to our future growth and success. If we fail to increase consumer enrollment or diversify and expand our portfolio of products and services, our business and results of operations may be negatively impacted. In addition, if we do not grow our membership, we could find it difficult to retain or increase the number of contracted network providers at favorable rates or at all, which could jeopardize our ability to provide health plan products in our target markets and our ability to expand into new markets in a cost-efficient manner.

Our ability to retain existing consumers, expand consumer enrollment and establish, diversify and expand our portfolio of products and services depends on a number of factors, some of which are beyond our direct control. Some of these factors include:

●	our ability to provide low-cost and high-value plans which meet a broad range of consumer needs;
●	the ease of our consumers’ adoption of, and enrollment into, our products and services;
●	our ability to seamlessly onboard our consumers and create a positive overall experience with our products and services;
●	our consumers’ ability to easily use our technology;
●	our consumers’ ability to receive convenient and ready access to quality medical care and treatment through a network of providers that we plan to establish;
●	our ability to grow our provider networks on competitive terms;
●	our ability to safeguard our consumers’ data;
●	our ability to anticipate and respond to shifting consumer preferences for healthcare products and services in a timely manner;
●	our ability to retain licenses required to conduct our existing business and obtain licensing in new geographies into which we intend to expand;
●

our ability to effectively compete against our competitors, who may offer products containing fewer restrictions on the network of care providers available to consumers, may provide higher quality levels of care, or may be priced more competitively than our offerings;

●	our ability to market and sell our plans effectively in our target markets, including our ability to retain and incentivize our broker network at reasonable commission rates; and
●	regulatory changes pertaining to the marketing and/or enrollment of our consumers, which might negatively impact the overall pool of eligible beneficiaries across our health plans.

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

Once operational, if at all, we will operate in highly competitive markets dominated by large providers with significantly more resources than ourselves.

Our competitors include organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. In some local markets, the two largest providers account for 75% of all Medicare Advantage enrollees. New entrants to our markets and business combinations among our competitors and suppliers also contribute to a dynamic and competitive environment. We expect to compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing.

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

Our use of actuarial methods to determine premiums and estimate other healthcare costs will involve a significant degree of judgment and will be subject to a number of inherent uncertainties and assumptions. Such actuarial methods are consistently applied, centrally controlled, and are based upon various data points, including historical submissions and payment data, cost trends, patient and product mix, seasonality, utilization of healthcare services, contracted service rates and other factors for our consumers. Our ability to accurately estimate such costs will depend on various factors, many of which are not within our control, including:

●	the utilization rates of medical facilities and services;
●	the cost of medical services (including as a result of labor market constraints);
●	the use or cost of prescription drugs, in particular the increased use of specialty prescription drugs;
●	the introduction or widespread adoption of new or costly treatments, including new technologies;
●	membership mix;
●	variances in actual versus estimated levels of cost associated with new products, benefits, lines of business, product changes or benefit level changes;
●	changes in the demographic characteristics of an account or market;
●	changes in economic conditions (including as a result of the ongoing COVID-19 pandemic);
●	changes or reductions related to utilization management functions such as preauthorization of services, concurrent review, or requirements for physician referrals;
●	changes in pharmacy volume rebates received from drug manufacturers;
●

catastrophes, including acts of terrorism, pandemics (such as the ongoing COVID-19 pandemic and other similar unforeseen cost drivers), epidemics or severe weather (e.g., hurricanes, wildfires or earthquakes, including those as a result of climate change);

●	medical cost inflation; and
●	potential changes in legislation or other rules and regulations, such as changes in government mandated benefits or consumer eligibility criteria.

The impact of many of these items on the ultimate costs for claims is difficult to estimate, and they could have a material impact on our future business. In addition, the lack of historical data on which our assumptions will initially be based may not necessarily be indicative of the actual costs of claims due to our rapid growth in consumer enrollment and our recent expansion into new businesses and markets. Because we will be a new entrant in the market, we will forced to use demographic data rather than our own patient data from which to estimate our potential medical claims liability.

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

Conversely, if we set our premium rates too high, our existing membership may decline or we may not grow our membership. We will operate in a competitive industry, and while health plans compete on the basis of many factors, including service, breadth of benefits, and the quality and depth of provider networks, we believe that price is and will continue to be the most significant driver in our and our competitors’ ability to attract consumers. If we do not appropriately price our products, our results of operations and financial condition could be materially and adversely affected. While service and breadth of benefits may be secondary to price, we believe there are certain benefits considered “table stakes” in order to be competitive.

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

CMS, the federal agency responsible for administering the Medicare program, made many changes to Medicare, including the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. With the 2024 election bringing change in the Federal administration and the Republican control of Congress (both the US House and Senate), there will likely be many more changes as well as new regulations, potential staff reductions, budgetary issues as well as possible entitlement cuts or disbursement delays, some of which may or may not be favorable for Medicare Advantage insurers. If regulatory or other issues or changes disrupt the Medicare Advantage marketplace or impact our ability to bill sufficiently enough to make a profit, our financial condition and results of operations may be adversely affected.

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

Our profitability will depend to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Because the premium payments we receive will generally be fixed in advance and we will operate with a narrow profit margin, relatively small changes in our medical care ratio could create significant changes in our overall financial results. Many factors could affect our medical care costs, including:

●	the level of utilization of healthcare services;
●	changes in the underlying risk acuity of our membership;
●	unexpected patterns in the annual flu season;
●	increases in hospital costs;
●	increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage;
●	increased maternity costs;

●	changes in state eligibility certification methodologies;
●	relatively low levels of hospital and specialty provider competition in certain geographic areas;
●	increases in the cost of pharmaceutical products and services;
●	changes in healthcare regulations and practices;
●	epidemics or pandemics, such as COVID-19;
●	new medical technologies; and
●	other various external factors.

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

We have and will attempt to enter into further partner relationships with third parties to support our information technology systems. This will make our operations vulnerable to adverse effects if such third parties fail to perform adequately. If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected. Additionally, our operations will be vulnerable to adverse effects if such third parties are unable to perform due to forces outside of their control, such as a natural disaster or serious weather event.

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

If we acquire and invest in companies, we may not realize expected business, technological or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.

As part of our business strategy, we may evaluate and make investments in, or acquisitions of, complementary companies, services and solutions, to further grow and augment our business and service offerings. The success of any attempts to grow our business through acquisitions to complement our business depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

• diversion of management’s attention from existing operations;

• unanticipated costs or liabilities associated with the acquisition;

• incurrence of acquisition-related costs, which would be recognized as a current period expense;

• difficulties in, and the cost of, integrating personnel and cultures, operations, technologies, and services which may lead to failure to achieve the expected benefits on a timely basis or at all;

• challenges in achieving strategic objectives, cost savings and other anticipated benefits;

• inability to maintain relationships with key partners, customers, suppliers, vendors and other third parties on which the purchased business relies;

• ineffective controls, procedures and policies inherited from the acquired company or during the transition and integration;

• inability to generate sufficient revenue to offset acquisition and/or investment costs;

• negative impact to our results of operations because of the depreciation of amounts related to acquired intangible assets, fixed assets, and deferred compensation;

• requirements to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated;

• recording goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period;

• use of substantial portions of our available cash, issuance of dilutive equity or the incurrence of debt to consummate the acquisition;

• potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers; and

• tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities.

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

We will be subject to various risks inherent in the government contracting process. These risks include routine and non-routine governmental reviews, audits, and investigations, and compliance with government reporting requirements and these risks may be heightened with the 2024 election bringing change in the Federal administration and the formation of the Department of Government Efficiency, a non-cabinet-level department of the federal government which is focused on among other things reducing perceived waste and fraudulent spending and eliminating excessive regulation. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws and regulations, could result in the imposition of civil or criminal penalties, the cancellation of our government contracts, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we could suffer a substantial reduction in profitability, and could also lose one or more of our government contracts. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government.

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

Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our ability to reinvest in our business or and return capital to our shareholders.

Because we operate as a holding company, we expect to be dependent on dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by state departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily on the volume of premium revenues generated by the applicable subsidiary. We may be required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries exceeding specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to meet our obligations or invest in our business through capital expenditures or business acquisitions. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flows could be materially and adversely affected.

Negative public perception of health insurers could reduce our access to capital, cause our stock price to decline, limit enrollment of members or increase risk to our facilities or key employees.

Denial of health claims by insurers and other negative publicity has resulted in widespread anger and mistrust of health insurers by the public. Following the targeted killing of UnitedHealthcare CEO Brian Thompson this risk has been received much greater national awareness. Negative sentiment in the future could harm our business

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Stock Price Volatility; Illiquid Trading Market

An active trading market for our common stock may never develop or, if developed, may not be sustained. If an active market for our securities does not develop, it may be difficult for you to sell the common stock you purchase without depressing the market price for our securities or to sell the common stock at all.

The Company’s common stock is thinly traded and while we have applied for listing on the OTCQB marketplace at present, trades are reported on the OTC Pink marketplace only several days a month. This thin trading and relatively small non-affiliate float lead to a high level of volatility in reported sale prices. Investors in the Company’s common stock will have a limited ability to trade shares on the open market and, even if able to sell shares, could suffer significant market losses due to large swings in the prices of the shares. Many brokerage firms have significant restrictions related to depositing formerly restricted shares into investor accounts, which further impact an investors’ ability to sell their shares.

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

We have not reported revenue for the past several years, and it is likely that will not report revenues until at least 2026. Thus it is likely that our operating results will fluctuate from quarter to quarter in the future. While results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year, if we fail to show improvement in results in future periods, or to meet the expectations of investors or securities analysts, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors.

GENERAL RISK FACTORS

We are dependent on the leadership of the chief executive officer and other key employees of our operating subsidiaries. Moreover, if we are unable to attract and retain additional executives in the near term, our business could be negatively impacted.

The success of our business and the ability to execute our strategy are highly dependent on the efforts of Dr. Prasad Jeereddi, who is leading the effort to apply for and build the necessary infrastructure for Medicare Advantage plans in California and Nevada, and our other key executive officers and employees. It will also be essential for the Company and its operating subsidiaries to broaden their base of knowledgeable executives in the near term to support its business growth and ultimately achieve profitability. The loss of the leadership, expertise, and experience of existing and future executives could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.

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

Item 1B.         Unresolved Staff Comments.

None

Item 1C.          Cybersecurity

Cybersecurity Risk Management, Governance And Risk Assessment

The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company intends to establish a cybersecurity program (the "Program") that will be designed to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.

Cybersecurity Risk Management

The Program will be based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), NIST Special Publication 800-53, and the Payment Card Industry standards, as applicable, and designed to comply with applicable laws and regulations, including HIPAA and the New York Department of Financial Services Cybersecurity Regulation, as applicable. This does not imply that we will meet any particular technical standards, specifications, or requirements. The Program will be aligned with the Company's overall enterprise risk management system and processes and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Control procedures are assessed regularly to confirm their effectiveness.

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

Governance

The CISO will be responsible for developing, maintaining, and enforcing the Program's policies and procedures, as well as reporting on the Program's performance and material cybersecurity risks to the Audit Committee. The CISO will have the relevant expertise and authority to carry out the Program's objectives and to coordinate with other key stakeholders within and outside the Company. The Program will be overseen by the Company’s Board of Directors.

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

Item 2.                  Properties.

Until January 2024, the Company's executive offices were located in Rockville, MD. The Company’s headquarters are now located in, Ontario, CA where it conducts substantially all of its administrative operations in offices it shares with its wholly-owned subsidiary, Elite Health Plan, Inc.

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

The following table displays the range of high and low bid prices for the Company’s Common Stock for the period from January 1, 2023 through December 31, 2024.

Period	High Bid	Low Bid
January 1 – March 31, 2023	$.11	$.04
April 1 - June 30, 2023	.11	.08
July 1 – September 30, 2023	.26	.08
October 1 – December 31, 2023	.65	.21

January 1 – March 31, 2024	1.00	.42
April 1 - June 30, 2024	.84	.41
July 1 – September 30, 2024	.77	.52
October 1 – December 31, 2024	1.94	.52

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 24, 2025 there were approximately 122 holders of record of the Company's Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2024, the Company did not purchase any of its own equity securities.

Item 6.                  Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2024 Compared to 2023

There was no patient revenue or expenses in 2024 or 2023.

SG&A increased by $1,028,000 or 134% from $765,000 in 2023 to $1,793,000 in 2024, due to costs associated with preparing for and making its application to the State of California to operate a Medicare Advantage plan.  Loss from investments in unconsolidated entities increased from $47,000 in 2023 to $524,000 in 2024. The Company reported a net loss of $2,055,000 in 2024, as compared to $816,000 in 2023. The Company incurred an income tax benefit of $163,000 in 2024 as compared to $0 in 2023.

Liquidity and capital resources

At December 31, 2024, the Company had working capital of $3,917,000 as compared to negative working capital of $80,000 at December 31, 2023. Total assets increased by $3,000,000 from 2023 to 2024 principally due to the Company’s issuances of common stock pursuant to a private placement of $5.4 million. Cash and cash equivalents at December 31, 2024 were $4,034,000 compared to $466,000 at December 31, 2023.

Net cash used by operating activities was $1,515,000 in 2024, as compared to $891,000 in 2023. Net cash used in financing activities was $4,820,000 in 2024 compared to $0 in 2023.

For the year ended December 31, 2024, net cash provided by investing activities was $263,000 as compared to $180,000 used in financing activities in 2023.

The Company has determined that its best opportunity for long term success is to build on opportunities presented by Elite Health and concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California, Nevada and other areas in the U.S. and to pursue other opportunities related to this activity. Elite Health is applying to operate initially in California, and later in Nevada, with the objective of addressing the growing number of Medicare eligible seniors in those markets.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of March 24, 2025, there were outstanding 21,409,924 shares of the Company’s Common Stock.

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

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. As of December 31, 2024, the Company had an accumulated deficit in stockholders’ equity of $4,445,000, cash and cash equivalents of $4,034,000 and working capital of $3,917,000. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2024. However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. As noted above, the Company raised gross proceeds of approximately $5.4 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through 2025. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2024: the Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generallyaccepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirement. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, and income taxes. The Company is in the process of developing efficient approaches to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Management is in the process of reviewing and developing plans to remediate the material weakness identified above. Otherwise, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the year ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Dr. Prasad Jeereddi	77	President & Chairman of the Board

Alan Gold	80	Director

William F. Leimkuhler	73	Director

William St. Lawrence	55	Director

Dr. Prasad Jeereddi has served as CEO and Chairman of the Board of Directors of the Company since July 2024. Mr. Jeereddi is affiliated with Pomona Valley Hospital Medical Center and San Antonio Regional Hospital, is a doctor of internal medicine and endocrinology and has been in private practice since 1978. Since 1991, Dr. Jeereddi has served as the President and Medical Director of Chaparral Medical Group, Inc., a leading primary and multi-specialty care provider in California. Dr. Jeereddi also serves as the President of ProMed Healthcare Administrators, a California-based limited Knox-Keene licensed Health Care Service Plan. In addition to his roles at Chaparral and ProMed, Dr. Jeereddi serves as an executive and/or director of a number of medical care and related services providers. Dr. Jeereddi serves as a trustee of the California University of Science and Medicine in San Bernardino, CA. Dr. Jeereddi is a graduate of Sri Venkateswara Medical College.

Alan Gold has served as a director of the Company since its formation in 1993 and as President and Chairman of the Board of the Company from 1996 to 2024. Mr. Gold served as President of GHS from 1983 through May 1999 and director of GHS since its formation through November 1999. Mr. Gold was one of the founders of Global Health Systems, the predecessor of GHS, serving as its President since its formation in July 1983. From 1981 to 1983, he served as Executive Vice President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

William F. Leimkuhler has served as director of the Company since May 1999. From January 2021 until November 2024, Mr. Leimkuhler served as a director of GHS. Mr. Leimkuhler currently serves as a senior vice president of Mutualink, Inc. (“Mutualink”), a privately owned provider of communications interoperability solutions for public safety and critical infrastructure. From November 2017 to January 31, 2021, Mr. Leimkuhler served as Mutualink’s chief financial officer. He also served as general counsel of Paice Corporation, a privately held developer of hybrid electric powertrains, from August 1999 through December 2023. In addition, Mr. Leimkuhler advises a number of technology-based companies on business, financial and legal matters. From 1994 through 1999, he held various positions with Allen & Company LLC, a New York investment banking firm, initially serving as the firm’s general counsel. Since 2007, Mr. Leimkuhler has also served as a director of Argan, Inc. (“Argan”), which provides engineering, procurement and construction services for power plants and industrial facilities. He was appointed Chairman of the Board of Argan in August 2022.

William St. Lawrence has served as director of the Company since April 2023. Mr. St. Lawrence served as the General Counsel and VP of Business Development at Cayster, Inc., a dental technology company, from August 2019 through February 2025. Prior to joining Cayster, Mr. St. Lawrence served from February 2017 to August 2019, as the General Counsel and then interim CEO at Northern Power Systems (TSX), a VT-based renewable energy company. From September 2012 to December 2020, Mr. St. Lawrence was General Counsel and Chief Administrative Officer for Northeast Wireless Networks, a wholesale shared access cellular networks company acquired by AT&T in September 2018. Mr. Lawrence serves as an advisor to a variety of technology and other companies. From May 2021 until March 2024, Mr. St. Lawrence also served as a director of Sonic Foundry Inc.

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

The Company established an Audit Committee in fiscal 2024 consisting of independent board members including William Leimkuhler, William St. Lawrence and Alan Gold. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2024.

Item 11.         Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2024, 2023, and 2022 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary

Alan Gold	2024	$25,000
President & Chairman of the Board	2023	$125,000
	2022	$188,000

Employee Benefits; Employment Agreement

Mr. Gold was entitled to reimbursement of up to $1,000 per month for automobile expenses, which arrangement ceased in September 2023. In addition, Mr. Gold was entitled to participate in the Company’s health and life insurance program until that benefit was terminated in February 2024. The Company also paid the premiums in 2023 for a life insurance policy on Mr. Gold in the amount of $500,000, naming Mr. Gold’s wife as beneficiary. On July 10, 2024, Mr. Gold resigned from his position as President of the Company, effective immediately. Mr. Gold continues to serve as a member of the Board, but as of the effective date no longer serves as the Chairman of the Board.

Director Compensation

Through March 31, 2023, our directors, who are not officers or employees, were paid a monthly retainer of $3,000. Monthly payments were reduced to $2,000 beginning in April 2023. Mr. Leimkuhler received aggregate cash payments of $31,000 in 2023. During 2023, Mr. St. Lawrence received aggregate cash payments of $12,000 and a grant of 50,000 shares of the Company’s Common Stock, which had a per share fair market value of approximately $4,500 at the time of grant. Mr. Merriman declined compensation for serving as a director during 2023. Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board. In January 2025 the Board issued 75,000 restricted shares to each of Messrs. St. Lawrence and Leimkuhler with an approximate value of $37,500 in lieu of cash compensation for the year ended December 2024. Similarly, Dr. Jeereddi and BaoBao Reheer was granted 250,000 and 75,000 shares of stock, respectively, as compensation for serving as CEO and chairman of the board and Executive Director of the Company for the year ended December 31,2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2025 certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company. Percentages are calculated based on 21,409,924 shares outstanding at March 24, 2025.

	Number of Shares
Name and Address	Beneficially	Percent of
of Beneficial Owner	Owned (1)	Class

Prasad Anjaneya Jeereddi (2)	1,751,097	8.4%
1131 W. 6th Street, Suite 225
Ontario, CA 91762

Alan Gold (3)	1,140,246	5.5%
13644 Maidstone Ln,
Potomac, MD, 20854

William F. Leimkuhler	225,000	1.1%
43 Salem Straits Road
Darien, CT 06820

Charles H. Merriman III(4)	130,672	*
5507 Cary St. Road
Richmond, VA 23226

William St. Lawrence	125,000	*
23 Ashland Street
Newburyport, MA 01950

Stanley S. Shuman (5)	2,367,734	11.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated	1,578,489	7.6%
711 Fifth Avenue
New York, NY 10022

Vinay Kunam	800,000	3.9%

All directors and officers of the Company as a group (2) (four persons)	3,241,343	15.6%

*          Less than 1%.

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 222,114 shares held by an entity of which Dr. Jeereddi is a managing member and a majority equity holder.

(3)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife as joint tenants with right of survivorship.

(4)	Mr. Merriman resigned as a director on July 8, 2024.

(5)	Includes 1,578,489 shares owned by Allen Holding Incorporated, Mr. Shuman disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company approved compensation to certain officers and directors in December 2024 which was satisfied in January 2025 with the issuance of restricted shares of common stock as follows:

Name	Shares Issued
Dr. Prasad Jeereddi	250,000
BaoBao Reeher	75,000
William Leimkuhler	75,000
William St. Lawrence	75,000

Item 14.         Principal Accounting Fees and Services.

Audit Fees. Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2024, and 2023, paid $99,000 and $83,000 to Mercurius & Associates LLP (formerly known as AJSH & Co LLP) for Audit Fees.

Audit-Related Fees. Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2024, and 2023, the Company incurred $0 and $12,000 respectively for Audit Related Fees.

Tax Fees. Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the year ended December 31, 2024 and 2023, the Company paid Tax Fees of $22,000 and $17,000 to Stuart Wolf, respectively.

All Other Fees. All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2024, and 2023, the Company did not pay or accrue any amounts for these services.

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

3.1	Form of Amended and Restated Certificate of Incorporation of U.S. NeuroSurgical Holdings, Inc. (“Holdings”) (incorporated herein by reference to Exhibit 3.1 to our Form 8-K as filed September 3, 2015)
3.2	Form of Amended and Restated Bylaws of Holdings (incorporated herein by reference to Exhibit 3.2 to our Form 8-K as filed September 3, 2015)
4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)
21.1*	List of Subsidiaries
31.1*	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

* Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elite Health Systems Inc.
(Registrant)

By	/s/ Dr. Prasad Jeereddi
Dr. Prasad Jeereddi
CEO & Chairman of the Board
and
Principal Financial Officer

Dated:	April 2, 2025

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2025	/s/ Dr. Prasad Jeereddi
Dr. Prasad Jeereddi
CEO & Chairman of the Board

April 2, 2025	/s/ Alan Gold
Alan Gold
Director

April 2, 2025	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 2, 2025	/s/ William St. Lawrence
William St. Lawrence
Director

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Elite Health Systems Inc. (Formerly known as U.S. NeuroSurgical Holdings Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Health Systems Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B[1] to the Financial Statements, the Company has an accumulated deficit of $4,445,000 and $2,390,000 as of December 31, 2024 and 2023, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note B[1] to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2022.

New Delhi, India

April 2, 2025

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$4,034,000	$466,000
Income taxes receivable	2,000	-
Other current assets	26,000	61,000
Due from related parties	12,000	-
Stock subscriptions receivable	175,000
Total current assets	4,249,000	527,000

Other assets:
Due from related parties	-	520,000
Investments in unconsolidated entities	-	189,000
Total other assets		709,000

Property and equipment:
Operating lease right-of-use asset	72,000	85,000
Total property and equipment	72,000	85,000

TOTAL ASSETS	$4,321,000	$1,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	34,000	27,000
Accounts payable and accrued expenses	60,000	59,000
Income taxes payable		166,000
Share application money pending allotment	-	355,000
Total current liabilities	94,000	607,000

Operating lease right-of-use liability - net of current portion	38,000	58,000
Guarantee liability	11,000	11,000
Total liabilities	143,000	676,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 19,984,924 and 9,284,924 shares issued and outstanding	200,000	93,000
Stock to be issued	238,000	-
Additional paid-in capital	8,185,000	2,942,000
Accumulated deficit	(4,445,000)	(2,390,000)
Total stockholders' equity	4,178,000	645,000

TOTAL LIABILITIES AND EQUITY	$4,321,000	$1,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	1,793,000	765,000

Total	1,793,000	765,000

Operating income (loss)	(1,793,000)	(765,000)

Total other income (expense)
Interest income	9,000	(2,000)
Loss from loans to unconsolidated entities	(524,000)	(47,000)
Income (loss) from investments in unconsolidated entities, net	90,000	(2,000)
Total other expense	(425,000)	(51,000)

Profit (loss) before income taxes	(2,218,000)	(816,000)

Income tax benefit (provision) related to prior year	163,000	-
Net income (loss)	$(2,055,000)	$(816,000)

Basic and diluted net loss per share attributable to
Elite Health Systems Inc.	$(0.13)	$(0.09)

Weighted average common shares outstanding, basic and diluted	15,377,274	9,284,924

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

U.S. NEUROSURGICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  EQUITY

	Common Stock
	Number		Additional		(Accumulated	Elite Health
	of		Paid-In	Stock to	Deficit)	Systems Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Retained Earnings	Equity	Interests	Equity

Balance - December 31, 2022	7,842,185	$78,000	$2,871,000	$-	$(1,710,000)	$1,239,000	$217,000	$1,456,000
Issuance of common stock as compensation	50,000	1,000	4,000			5,000		5,000
Issuance of common stock pending certification	1,392,739	14,000	67,000			81,000		81,000
Prior year movement form NCI to RE
Current year movement from NCI to RE					136,000	136,000	(217,000)	(81,000)
Net loss for the year ended December 31,2023	-	-	-	-	(816,000)	$(816,000)	$-	(816,000)
Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	-	$(2,390,000)	$645,000	$-	$645,000
Issuance of common stock	10,350,000	103,500	5,071,500			5,175,000		5,175,000
Common stock subscribed	350,000	3,500	171,500			175,000		175,000
Stock to be issued				238,000		238,000		238,000
Net loss for the year ended December 31,2024	-	-	-		(2,055,000)	$(2,055,000)	$-	(2,055,000)
Balance - December 31, 2024	19,984,924	$200,000	$8,185,000	$238,000	$(4,445,000)	$4,178,000	$-	$4,178,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,055,000)	$(816,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	13,000	20,000
Loss (income) from investments in unconsolidated entities, net	434,000	(25,000)
Stock issued as compensation	-	5,000
Changes in:
Income taxes payable	(168,000)	(5,000)
Other current assets	35,000	(43,000)
Accounts payable and accrued expenses	239,000	(27,000)
Operating lease right-of-use liability	(13,000)	(23,000)
Net cash used in operating activities	(1,515,000)	(891,000)

Cash flows from investing activities:
Advances to unconsolidated entities	(5,000)	(604,000)
Distributed earnings from unconsolidated entities	279,000	23,000
Distribution from unconsolidated entities outstanding	(11,000)	-
Repayments of loans to unconsolidated entities	-	69,000
Capital contributions to unconsolidated entities	-	57,000
Loss from investments in unconsolidated entities		(57,000)
Sale of shares (deposited in 2023 for 2024 transaction)	-	355,000
Net cash used in investing activities	263,000	(180,000)

Cash flows from financing activities:
Issuance of shares from prior period	(355,000)	-
Common stock issued	92,000	-
Additional capital from issuance of common stock	5,083,000	-
Net cash provided by financing activities	4,820,000	-

Net change in cash and cash equivalents	3,568,000	(1,071,000)
Cash and cash equivalents - beginning of period	466,000	1,537,000
Cash and cash equivalents - end of period	$4,034,000	$466,000

Cash paid for:
Interest	$-	$2,000

Supplemental disclosure of noncash investing and financing activities:
Stock subscriptions receivable	175,000
Common stock subscribed	(175,000)
Stock to be issued	238,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

Elite Health Systems Inc, formerly U.S. NeuroSurgical Holdings, Inc. through its wholly-owned subsidiaries, is developing a business to provide Medicare Advantage plans and related services, concentrating initially in California and Nevada.  As used herein, unless the context indicates otherwise, the term "Company" and "Registrant" means Elite Health Systems Inc. and its wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), and the wholly-owned subsidiaries of EHSH, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc.

Company Background.

The Company was previously engaged in the ownership and operations of radiation treatment centers.  Most of these businesses have been sold or wound down, and the Company has been actively pursuing opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSH, which following the transaction represent 15% of the outstanding shares of EHSH.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSH, which resulted in making EHSH’s wholly-owned subsidiary of the Company and the former minority holders of EHSH 15% owners of the Company immediately following the exchange.  As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, bringing the total outstanding to 9,284,924 shares as of that date.  Since that time, the Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors , bringing the total outstanding to 21,409,924 shares as of March 24, 2025.

The Company has determined that its best opportunity for long term success is to concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for, and provide related health services to, seniors in California and other areas in the U.S., and could  pursue growth through other commercial opportunities and strategic transactions, including partnerships, acquisitions or mergers related and complementary to these activities and services.

In furtherance of this plan, Elite Health Plan, Inc. has submitted documentation for a Knox-Keene license to offer managed health care plans in California.  In addition, EHSH recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada.  Elite Heath Plan, Inc. and Elite Health Plan of Nevada, Inc., both 100% owned by EHSH and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue, and will not be in a position to generate significant revenue while it seeks to obtain a license to operate a Medicare Advantage plan in California.  The success of Elite Health will depend, in part, on timely obtaining all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

Until January 2024, the Company's executive offices were located at 2400 Research Boulevard, Suite 325, Rockville, MD 20850.  The Company’s headquarters are now located at 1131 W 6th Street, Suite 225, Ontario, CA  91762 and its telephone number is (949) 249-1170.

Note B - The Company and its Significant Accounting Policies

[1]	Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Elite Health Systems Inc and its wholly-owned subsidiaries, EHSH and the wholly owned subsidiaries of EHSH, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2024.

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

Liquidity and Going Concern

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company is seeking state and Federal approval to operate as a Medicare Advantage plan and is in the development stage of preparing to operate. As a result it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $4,445,000 and $2,390,000 at December 31, 2024 and 2023, respectively; cash and cash equivalents of $4,034,000 and $466,000 at December 31, 2024 and 2023, respectively; and working capital of $3,917,000 at December 31,2024 compared to a working capital deficit of $80,000 at December 31, 2023. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2024. The Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of March 24, 2025 and 19,984,924 at December 31, 2024.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $5.8 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through 2025. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

[2]	Revenue recognition:

The Company generated no revenue in 2024 and 2023.

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]	Accounts receivable:

There were no accounts receivable for the years ended 2024 or 2023.

[5]	Investments in unconsolidated entities:

The Company accounts for its investments in unconsolidated entities by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statements of Operations as “Loss from investments in unconsolidated entities, net”. The carrying value of the Company’s investments in unconsolidated entities is recorded in the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s interest in and advances to the entities. As such, the recorded balance of BOPRE, MOP and CBOP have been taken to zero.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

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

Goodwill is evaluated on a qualitative basis as to the carrying value of goodwill was necessary. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is determined to be higher than its estimated fair value, the excess is recognized as an impairment expense. At December 31, 2024 there was no goodwill recorded.

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

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

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

The Company has applied the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. If applicable, the Company records interest and penalties as a component of income tax expense. The Company had no uncertain material tax positions at December 31, 2024 and 2023. Tax years from January 1, 2019 to the current year remain open for examination by federal and state tax authorities.

[12]	Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2024 and 2023, and therefore, no potential dilution for the periods presented.

[13]	Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2024 or 2023.

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

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2024 and 2023 because of the short maturity of these financial instruments. The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2024 and 2023.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

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

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The tables below present financial information associated with our leases as of and for the years ended December 31, 2024, and 2023.

	Classification	December 31,
		2024	2023
Assets
Current
Operating lease assets	Operating lease right-of-use asset	$72,000	$85,000
Total leased assets		$72,000	$85,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$34,000	$27,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	38,000	58,000
Total lease liabilities		$72,000	$85,000

Lease Cost
Operating lease cost	Selling, general and administrative	$-	$-

Finance lease cost
Interest on lease liabilities	Interest expense	-	-

Sublease income	Interest income - sales-type sublease	-	-
Net lease cost		$-	$-

Maturity of lease liabilities (as of December 31, 2024)	Operating lease
2025	$37,000
2026	39,000
Total	$76,000
Less amount representing interest	4,000
Present value of lease liabilities	$72,000
Discount rate	4.140%

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note C - Investments in Unconsolidated Entities

[1]	The Southern California Regional Gamma Knife Center

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

EHSHI is a 20% owner of NeuroPartners LLC and owns 39% of CGK.

At December 31, 2024 and 2023, the Company had no recorded investment of NeuroPartners LLC and CGK. During the year ended December 31, 2024 and 2023, the Company’s equity in loss of NeuroPartners LLC and CGK was $0 and $89,000 respectively. At December 31, 2024 & 2023, amounts due from related parties were $0, all of which were written off.

The following tables present the aggregation of summarized financial information of NeuroPartners LLC and CGK:

NeuroPartners LLC and CGK Condensed Combined Income Statement Information
	December 31, 2024
	2024	2023
Patient revenue	$-	$376,000
Net loss	$-	$(136,000)
EHSHI’s equity in (loss) earnings of NeuroPartners LLC and CGK	$-	$(89,000)

NeuroPartners LLC and CGK Condensed Combined Balance Sheet
	December 31, 2024
	2024	2023
Current assets	$-	$297,000
Noncurrent assets	-	-
Total assets	-	$297,000
Current liabilities	$-	$376,000
Noncurrent liabilities	$-
Equity	-	(79,000)
Total liabilities and equity	$-	$297,000

[2]	Boca Oncology Partners

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

During the years ended December 31, 2018 and 2017, several investors relinquished part of their ownership interest in BOPRE, and those interests were distributed among the remaining investors in relationship to their percentages owned. During 2021 an additional member relinquished its ownership to USNC. As a result, the Company now holds a 23.1% ownership interest in BOPRE, which it accounts for under the equity method. The Company’s recorded investment in BOPRE is $ $0 and $189,000, at December 31, 2024 and 2023, respectively. During the year ended 2024, the Company and other partners of BOPRE decided to sell its shares of the building, resulting in a gain of $97,000 for the Company.

USNC was a 10% guarantor of 50% of the outstanding balance of Boca West IMP’s ten-year mortgage.  This mortgage had an original balance of $3,000,000 and was secured by the medical office building in which BOP operates. In April 2020, the partners of Boca West IMP refinanced the mortgage in order to recover some of the cash that was invested before the building was completely occupied and removed USNC as a guarantor.

In September 2024, BOPRE sold its interest in Boca West IMP to the remaining members for $1,210,840, resulting in a gain to the Company of $97,000 during the quarter ended September 30, 2024.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Years Ended December 31,

	2024	2023

Net income	$422,000	$37,000

USNC's equity in income in BOPRE	$97,000	$9,000

BOPRE Condensed Balance Sheet Information

	December 31,
	2024	2023

Current assets	$-	$27,000

Noncurrent assets	-	792,000

Total assets	$-	$819,000

Current liabilities	$-	$2,000

Noncurrent liabilities	-	-

Equity	-	817,000

Total liabilities and equity	$-	$819,000

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

[3]	Medical Oncology Partners

In April 2015, MOP, was formed in partnership with local physicians and other investors. MOP was established to acquire a 100% equity interest in UOMA. EHSHI was not a member of MOP at the time of formation as it was not able to participate due to the fact that EHSHI was not a physician. Nevertheless, EHSHI wished to eventually obtain an equity interest in MOP and loaned Dr. Jaime Lozano, the principal investor in MOP and a co-investor in FOP, $173,000. Dr. Lozano used these funds, along with an equal amount of his own funds (a total of $345,000), to purchase a 76.67% interest in MOP. Other investors paid a further $105,000 for the remaining equity in MOP. MOP used the $450,000 of financing to acquire a 100% equity interest in UOMA. An application was filed for a waiver to allow EHSHI to hold an equity interest notwithstanding the physician requirement and on December 22, 2016, EHSHI was cleared to become a part owner of MOP. Dr. Lozano agreed to exchange half of his membership interest to EHSHI in settlement of the note to EHSHI. EHSHI and Dr. Lozano also agreed to share equally in providing a 5% equity interest in MOP to an additional investor as a consulting fee for services rendered in the administration of MOP and UOMA. At December 22, 2016, EHSHI owned 35.83% of MOP with an initial carrying value of $161,000. The Company recorded its share of losses of $12,000 for the period from December 22, 2016 to December 31, 2016, against its investment which resulted in a reduction of its equity investment to $149,000.

Due to increasing costs, continued net losses since April 2015, and reliance on related party and other debt for operating cash flows, the fair value of UOMA is less than it’s carrying amount. The Company tested its investment for impairment at December 31, 2016 and determined that the investment was impaired, and an impairment loss was recorded against the entire equity balance in MOP, as well as loans from EHSHIand EHSHI to MOP and UOMA. During the year ended December 31, 2021, the Company’s equity in loss of MOP was $231,000 but was not recorded due to prior losses.

On December 31, 2022, MOP/UOMA sold their assets to One Care Oncology Partners, LLC for $2,060,000. EHSHI netted approximately $1.3 million from the proceeds for management fees to date. Some funds were held in escrow until post-closing adjustments were made. During the year ended December 31, 2023, the Company paid additional expenses totaling $47,000 related to the sale of MOP/UOMA. These expenses were recorded as an advance to MOP and fully impaired.

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

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. The Company and other investors were guarantors of the loan. In addition, CBOP and BB&T agreed to a reduction in the monthly loan repayments for the next nine months, and to an extension of the term of the loan from November 2024 to July 2025. In July 2020 CBOP and BB&T agreed to a further reduction in the monthly payments for the life of the loan and an extension in the term of the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously-made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions were not met and, as a result, the Company’s equity interest in CBOP was increased to 28.58% in June 2020.

During the year ended December 31, 2024, the Company did not lend any additional funds to CBOP. During the year ended December 31, 2023, the Company advanced $535,000, less $21,000 which was repaid by CBOP for a net receivable of $519,000. In addition, CBOP made a $200,000 capital call to its members resulting in an equity contribution from the Company of $57,000. This equity investment was fully impaired due to Equity Method accounting. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2024 and 2023, the Company’s equity in loss of CBOP was 278,000 and $444,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The Company was approached by one of the investors in CBOP where the investor would payoff the outstanding loan, releasing the Company of its guarantee in exchange for the Company’s ownership interest in CBOP. The Company has evaluated the proposal and in return wrote off the remaining value of amounts due the Company from CBOP of $525,000. The Company does not expect any further liability from the same.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,

	2024	2023

Patient revenue	$1,475,000	$1,133,000

Net loss	$(974,000)	$(1,471,000)

USNC's equity in loss of CBOP	$(278,000)	$(444,000)

CBOP Condensed Balance Sheet Information

	December 31,

	2024	2023

Current assets	$347,000	$116,000

Noncurrent assets	1,785,000	2,381,000

Total assets	$2,132,000	$2,497,000

Current liabilities	$4,067,000	$4,150,000

Noncurrent liabilities	3,572,000	2,882,000

Deficit	(5,507,000)	(4,535,000)

Total liabilities and deficit	$2,132,000	$2,497,000

Note D – Elite Health Plan, Inc.

Background.  Elite Health Plan, Inc. was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California.  In addition to pursuing the required authorizations, including a Knox-Keene license from California’s Department of Managed Health Care (“DMHC”), necessary for the operation of full service health plans in California, and approval from the Centers for Medicare & Medicaid Services (“CMS”), the Company is considering engaging in related businesses and health services to support this mission.

Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate.  Once its plans are approved, Elite Health expects to initially operate in the California counties of San Bernadino, Riverside, and Los Angeles, with the objective of addressing the growing number of Medicare eligible seniors in those markets. The Company then expects to apply to the State of Nevada and begin operations in Clark County, Nevada.  Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to bring to California and Nevada a comprehensive, community-based and cost-effective health care management service solution for these communities.

Filing in California.  The Company initially applied for a license to operate a Medicare Advantage plan in Nevada.  However, the Company determined that a reciprocity agreement between California and Nevada would more result in a more expedient path to licensing in Nevada would be to secure approvals in California first. For this reason, Elite Health is focusing on completing the process toward obtaining a Knox-Keene license in California, and securing necessary approvals from CMS with a final submission of plan details in June 2025.  There can be no assurance that a license will be issued or, if issued, it will be done in a timely manner.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note E – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2024	2023

Current taxes:
Federal	$-	$-
State	-
Current taxes	-	-
Deferred taxes:
Federal	$(163,000)	$-
State	-	-
Deferred taxes	(163,000)	-
Income tax provision	$(163,000)	$-

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2024	2023

Income tax at the federal statutory rate	$(466,000)	$(159,000)
State income tax, net of federal taxes	(106,000)	(50,000)
Permanent differences and other	(6,000)	184,000
True up to tax return for JV investments		-
Variance-reversal of previous tax provision	163,000
Change in valuation allowance	252,000	25,000

Reversal of income tax provision related to prior year	$(163,000)	$-

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans to those entities	$210,000	$80,000
Net intangible assets and other capitalized costs		-
Net operating loss	499,000	959,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	11,000	2,000
Valuation allowance	(720,000)	(1,041,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida, the State of California, and the State of New York. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2018.

Note F – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease from November 1, 2024 through December 31, 2026 where the Company and its subsidiaries maintain operations.

As discussed in Note B, the Company adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company's office lease remained an operating lease and a lease liability in the amount of $78,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $78,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent. As of December 31, 2024 and 2023, the operating lease right-of-use liability and asset amounted to $72,000 and $85,000, respectively. Total operating lease expense for the years ended December 31, 2024 and 2023, was $40,000 and $35,000, respectively.

[2]	Guarantees:

Holdings is a guarantor of the full amount of the outstanding CBOP loan with BB&T Bank entered into in 2017, as described In Note C[2]. The outstanding balance on this loan was$1,358,000 and $1,835,000 at December 31, 2024 and 2023, respectively.

The Company expected any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and had recorded a liability of $11,000 at December 31, 2024 and 2023.

[3]	Product liability:

The Company does not directly provide medical services and as a result does not currently have professional medical liability insurance. The Company expects to add several categories of liability insurance prior to the begin of operations at Elite Health Plan, Inc.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note G – Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment."

Note H – Transactions with Related Parties

The Company recorded compensation with directors and officers of the Company for the year ended December 31, 2024 consisting of stock grants valued at $0.50 per share of 75,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for Executive Director Ms. Reheer; and 250,000 for CEO and Board Chair, Dr. Jeereddi. Additionally, the Company compensates Physician Support Services, Inc (“PSS”) for services of Ms. Reheer and others as well as the sharing of rental space and other services. Dr. Jeereddi is the majority owner of PSS and Ms. Reheer is the Executive Director.

Note I – Subsequent Events

The Company completed its private placement in February 2025 with an additional 950,000 shares subscribed bringing the total raised to 11,650,000 shares at $0.50 per share.

The Company issued shares as compensation to certain board members and executives in lieu of cash. $237,500 was accrued at December 31, 2024 and 475,000 shares were issued in January 2025. Total shares outstanding at March 24, 2025 are now 21,409,924