Form 10-Q
period 2025-03-31
Elite Health Systems Inc.
filed 2025-05-15
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2025 was 21,409,924.

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	22
SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,696,000	$4,034,000
Other current assets	33,000	28,000
Due from related parties	1,000	12,000
Stock subscriptions receivable	-	175,000
Total current assets	3,730,000	4,249,000

Other assets:
Due from related parties	-	-
Total other assets	-	-

Property and equipment:
Capitalized software development	526,000	-
Operating lease right-of-use asset	63,000	72,000
Total property and equipment	589,000	72,000

TOTAL ASSETS	$4,319,000	$4,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$35,000	$34,000
Accounts payable and accrued expenses	16,000	60,000
Total current liabilities	51,000	94,000

Operating lease right-of-use liability - net of current portion	29,000	38,000
Guarantee liability	11,000	11,000
Total liabilities	91,000	143,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 21,409,924 and 19,984,924 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	214,000	200,000
Stock to be issued	-	238,000
Additional paid-in capital	8,883,000	8,185,000
Accumulated deficit	(4,869,000)	(4,445,000)
Total stockholders' equity	4,228,000	4,178,000

TOTAL LIABILITIES AND EQUITY	$4,319,000	$4,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	427,000	476,000

Total expense	427,000	476,000

Operating Income ( loss)	(427,000)	(476,000)

Total other income (expense)
Interest income (expense)	3,000	(1,000)
Income (loss) from investments in unconsolidated entities, net	-	2,000
Total other (expense)	3,000	1,000

Income (loss) before income taxes	(424,000)	(475,000)

Reversal of provision for income taxes		163,000

Net Income (loss)	(424,000)	(312,000)
Net income (loss) attributable to noncontrolling interests	-	-
Net income (loss) attributable to Elite Health Systems Inc.	$(424,000)	$(312,000)

Basic and diluted net income (loss) per share attributable to Elite Health Systems Inc	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	21,082,146	11,899,210

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  EQUITY

(UNAUDITED)

	Common Stock
	Number of		Additional Paid-In	Stock to	(Accumulated Deficit) / Retained	Total
	Shares	Amount	Capital	Be Issued	Earnings	Equity

Balance - December 31, 2023	9,284,924	$93,000	$2,942,000		$(2,390,000)	$645,000
Issuance of common stock	10,350,000	103,500	5,071,500			5,175,000
Common stock subscribed	350,000	3,500	171,500			175,000
Stock to be issued				238,000		238,000
Net loss for the year ended
December 31,2024	-	-	-		(2,055,000)	(2,055,000)
Balance - December 31, 2024	19,984,924	$200,000	$8,185,000	$238,000	$(4,445,000)	$4,178,000
Issued from prior period				(238,000)		(238,000)
Issuance of common stock	1,425,000	14,000	698,000			712,000
Net loss for the three months ended
March 31,2025					(424,000)	(424,000)
Balance - March 31, 2025	21,409,924	$214,000	$8,883,000	$-	$(4,869,000)	$4,228,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(424,000)	$(312,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	9,000	5,000
Income from investments in unconsolidated entities, net	-	(2,000)
Changes in:
Income taxes payable	-	(166,000)
Other current assets	(5,000)	5,000
Stock subscription receivable	175,000	-
Due from related parties	-	(3,000)
Accounts payable and accrued expenses	(44,000)	16,000
Operating lease right-of-use liability	(8,000)	(4,000)
Net cash provied by (used in) operating activities	(297,000)	(461,000)

Cash flows from investing activities:
Receipt of distributions outstanding	11,000	-
Capitalization of software development costs	(526,000)	-
Net cash provided by (used in) investing activities	(515,000)	-

Cash flows from financing activities:
Sale of shares	460,000	1,745,000
Issuance of common stock	14,000	-
Net cash provided by (used in) financing activities	474,000	1,745,000

Net change in cash and cash equivalents	(338,000)	1,284,000
Cash and cash equivalents - beginning of period	4,034,000	466,000
Cash and cash equivalents - end of period	$3,696,000	$1,750,000

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

Company Background.

The Company was previously engaged in the ownership and operations of radiation treatment centers.  Most of these businesses have been sold or wound down, and the Company has been actively pursuing opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“Elite Health”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSH, which following the transaction represent 15% of the outstanding shares of EHSH.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSH, which resulted in making EHSH’s wholly-owned subsidiary of the Company and the former minority holders of EHSH 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023 transaction,1,392,739 shares of the Company’s Common Stock were issued, bringing the total outstanding to 9,284,924 shares as of that date. Since that time, the Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of March 31, 2025.

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

The Company’s headquarters are located at 1131 W 6th Street, Suite 225, Ontario, CA  91762 and its telephone number is (949) 249-1170.

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

Liquidity and Going Concern

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company is seeking state and Federal approval to operate as a Medicare Advantage plan and is in the development stage of preparing to operate. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company recorded a losses of $424,000 and $312,000 during the quarters ended March 31, 2025 and 2024, respectively, had an accumulated deficit in stockholders’ equity of $4,869,000 and $4,445,000  at March 31, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,696,000 and $4,034,000 at March 31, 2025 and December 31, 2024, respectively; and working capital of $3,679,000 and $4,155,000 at March 31, 2025 and December 31,2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2025. The Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of March 31, 2025 and 19,984,924 at December 31, 2024.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended March 31, 2025 and 2023 was net loss for the periods and issuance of common stock.

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

In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs relate to services provided by a vendor that are directly associated with the software projects. These software development and acquired technology costs will be amortized on a straight-line basis over the initial term of the license agreement with the vendor through December 31, 2030.

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The numerator for the calculation of basic and diluted earnings per share is net loss and the denominator is the weighted-average number of common shares outstanding during the period.

The tables below present financial information associated with our leases.

	Classification	March 31,
Assets		2025	2024
Long-term
Operating lease assets	Operating lease right-of-use asset	$63,000	$80,000
Total leased assets		$63,000	$80,000

Liabilities
Current			-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$35,000	$27,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$29,000	$54,000
Total lease liabilities		$64,000	$81,000

Lease Cost
Operating lease cost	Selling, general and administrative	$9,000	$5,000
Net lease expense		$9,000	$5,000

Maturity of lease liabilities (as of March 31, 2025)	Operating lease
2025	$28,000
2026	39,000
Total	$67,000
Less amount representing interest	3,000
Present value of lease liabilities	$64,000
Discount rate	4.140%

Note B– Boca Oncology Partners

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

In September 2024, the Company sold its interest in BOPRE to the remaining members for $1,210,840, resulting in a gain of $97,000 during the quarter ended September 30, 2024

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Three Months Ended
	March 31,
	2025	2024

Rental Income	$-	$-
Net income	$-	$11,000
EHSHI's equity in earnings of BOPRE	$-	$2,000

BOPRE Condensed Balance Sheet Information

	March 31,	December 31,
	2025	2024

Current assets	$-	$-
Noncurrent assets	-	-
Total assets	$-	$-
Current liabilities		$-
Noncurrent liabilities	-	-
Equity	-	-
Total liabilities and equity	$-	$-

Note C- CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. EHSHI originally had a 24% equity interest in CBOP. Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended
	March 31,
	2025	2024
Patient revenue	$285,000	$319,000
Net (loss) income	$(305,000)	$(360,000)
EHSHI's equity in (loss) income of CBOP	$(92,000)	$(103,000)

CBOP Condensed Balance Sheet Information

	March 31,	December 31,
	2025	2024
Current assets	$277,000	$347,000
Noncurrent assets	1,636,000	1,785,000
Total assets	$1,913,000	$2,132,000
Current liabilities	$4,224,000	$4,067,000
Noncurrent liabilities	3,500,000	3,572,000
Deficit	(5,811,000)	(5,507,000)
Total liabilities and stockholder's deficit	$1,913,000	$2,132,000

Note D – Elite Health

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

Note E – Internal Use Software

In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs relate to services provided by a vendor that are directly associated with the software projects. These software development and acquired technology costs will be amortized on a straight-line basis over the initial term of the license agreement with the vendor through December 31, 2030.

Note F – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended March 31, 2025, and 2024.

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

Note H – Transactions with Related Parties

The Company recorded compensation with directors and officers of the Company for the year ended December 31, 2024 consisting of stock grants valued at $0.50 per share of 75,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for our Executive Director and 250,000 for CEO and Board Chair, Dr. Jeereddi. Such shares were issued in January 2025. Additionally, the Company compensates Physician Support Services, Inc (“PSS”) for services of Executive Director and others as well as the sharing of rental space and other services. Dr. Jeereddi is the majority owner of PSS and our Executive Director is an employee.

Note I – Subsequent Events

On April 25, 2025 the Company’s subsidiary, Elite Health Plan, Inc. (“Plan”) entered into a Note and Line of Credit with Rao R. Yalamanchili (“Lender”) for $2,500,000, the (“LOC”). The LOC is available to be drawn in the future, in whole or in part, to aid Plan in meeting the tangible net equity requirements of the State of California, Department of Managed Health Care for licensure as a health care service plan. Simultaneously with execution of the note, Plan entered into a Subordination Agreement that subordinates the rights of Lender to all present and future creditors of Plan. There is no outstanding balance under the LOC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of Elite Health Systems Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements. A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2024 Annual Report on Form 10-K. In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

None

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Selling, general, and administrative expenses of $427,000 for the first quarter of 2025 were 10% lower than the $476,000 incurred during the comparable period in 2024, due mostly to the start-up costs for Elite Health Plan.

During the three months ended March 31, 2025, the Company recognized $0 gain from its investment in unconsolidated entities compared to $2,000 during the same period in 2024.

During the three months ended March 31, 2025 the Company recorded no income tax benefit or provision and recorded an income tax benefit of $163,000 during the quarter ended March 31, 2024.

For the three months ended March 31, 2025, the Company reported a net loss of $424,000 as compared to $312,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the three months ended March 31, 2025, was $297,000 as compared to $461,000 for the same period a year earlier. This change is primarily due to the Company using cash to invest in the Elite business During the three months ended March 31, 2025, the Company received $0 of distributed earnings from unconsolidated entities as compared to $2,000 in the first three months of 2024.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of March 31, 2025, there were outstanding 21,409,924 shares of the Company’s Common Stock.

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

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company is seeking state and Federal approval to operate as a Medicare Advantage plan and is in the development stage of preparing to operate. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $4,869,000 and $4,445,000  at March 31, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,696,000 and $4,034,000 at March 31, 2025 and December 31, 2024, respectively; and working capital of $3,679,000 and $4,155,000 at March 31, 2025 and December 31,2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2025. The Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of March 31, 2025 and 19,984,924 at December 31, 2024.

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

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2024, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

The Company operates in a highly competitive and rapidly changing environment and in businesses that are dependent on our ability to: achieve profitability; increase revenues; sustain our current level of operations; maintain satisfactory relations with business partners; attract and retain key personnel; maintain and expand our strategic alliances; and protect our intellectual property. The Company's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●	Uncertainties relating to our ability to successfully implement our strategy of developing a Medicare Advantage plan under our Elite Health subsidiaries;
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

All forward looking statements should be considered in the context of the risks and other factors described above and in "Risk Factors" (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024), and "Management’s Discussion and Analysis" (Part I, Item 2 of this Form 10-Q).  We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company has brought on a consultant with experience in these matters and believes this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of March 31, 2025, there were outstanding 21,409,924 shares of the Company’s Common Stock.

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

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Health Systems, Inc. (Registrant)

Date: May 15, 2025	By:	/s/ Prasad Jeereddi
Prasad Jeereddi
Director, President and
Chief Executive Officer
and
Principal Financial Officer
of the Registrant