Form 10-Q
period 2025-06-30
Elite Health Systems Inc.
filed 2025-08-13
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 13, 2025 was 21,409,924.

PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds		23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,121,000	$4,034,000
Other current assets	40,000	28,000
Due from related parties	1,000	12,000
Stock subscriptions receivable	-	175,000
Total current assets	3,162,000	4,249,000

Property and equipment:
Capitalized software under development	767,000	-
Operating lease right-of-use asset	55,000	72,000
Total property and equipment	822,000	72,000

TOTAL ASSETS	$3,984,000	$4,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$36,000	$34,000
Accounts payable and accrued expenses	131,000	60,000
Total current liabilities	167,000	94,000

Operating lease right-of-use liability - net of current portion	19,000	38,000
Guarantee liability	11,000	11,000
Total liabilities	197,000	143,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 21,409,924 and 19,984,924 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	214,000	200,000
Stock to be issued	-	238,000
Additional paid-in capital	8,883,000	8,185,000
Accumulated deficit	(5,310,000)	(4,445,000)
Total stockholders' equity	3,787,000	4,178,000

TOTAL LIABILITIES AND EQUITY	$3,984,000	$4,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30,
	2025	2024

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	445,000	437,000

Total expense	445,000	437,000

Operating Income ( loss)	(445,000)	(437,000)

Total other income (expense)
Interest income (expense)	4,000	-
Income (loss) from investments in unconsolidated entities, net	-	2,000
Total other (expense)	4,000	2,000

Income (loss) before income taxes	(441,000)	(435,000)

Reversal of provision for income taxes		-

Net Income (loss)	(441,000)	(435,000)
Net income (loss) attributable to noncontrolling interests	-	-
Net income (loss) attributable to Elite Health Systems Inc.	$(441,000)	$(435,000)

Basic and diluted net income (loss) per share attributable to Elite Health Systems Inc	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	21,409,924	13,484,924

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

Revenue	$-	$-

Costs and expenses:
Selling, general and administrative	872,000	913,000

Total expense	872,000	913,000

Operating Income ( loss)	(872,000)	(913,000)

Total other income (expense)
Interest income (expense)	7,000	(1,000)
Income (loss) from investments in unconsolidated entities, net	-	4,000
Total other (expense)	7,000	3,000

Income (loss) before income taxes	(865,000)	(910,000)

Reversal of provision for income taxes		163,000

Net Income (loss)	(865,000)	(747,000)
Net income (loss) attributable to noncontrolling interests	-	-
Net income (loss) attributable to Elite Health Systems Inc.	$(865,000)	$(747,000)

Basic and diluted net income (loss) per share attributable to Elite Health Systems Inc	$(0.04)	$(0.06)

Weighted average common shares outstanding, basic and diluted	21,246,941	12,692,067

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  EQUITY

(UNAUDITED)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Stock to	Deficit	Stockholders’
	Shares	Amount	Capital	Be Issued	Gain(Loss)	Equity

Balance, December 31, 2023	9,284,924	$93,000	$2,942,000	-	$(2,390,000)	$645,000
Net loss for the quarter ended March 31, 2024	-	-	-	-	(312,000)	(312,000)
Balance, March 31, 2024	9,284,924	$93,000	$2,942,000	-	$(2,702,000)	$333,000
Issuance of common stock	4,200,000	42,000	2,058,000	-	-	2,100,000
Net loss for the quarter ended June 30, 2024	-	-	-	-	(435,000)	(435,000)
Balance June 30, 3024	13,484,924	$135,000	$5,000,000	-	$(3,137,000)	$1,998,000

Balance, December 31, 2024	19,984,924	$200,000	$8,185,000	238,000	$(4,445,000)	$4,178,000
Issued from prior period				(238,000)		(238,000)
Issuance of common stock	1,425,000	14,000	698,000	-	-	712,000
Net loss for the quarter ended March 31, 2025	-	-	-	-	(424,000)	(424,000)
Balance, March 31, 2025	21,409,924	$214,000	$8,883,000		$(4,869,000)	$4,228,000
Net loss for the quarter ended June 30, 2025	-	-	-	-	(441,000)	(441,000)
Balance, June 30, 2025	21,409,924	$214,000	$8,883,000	-	$(5,310,000)	$3,787,000

See accompanying notes to the consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net Loss	$(865,000)	$(747,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	17,000	11,000
Income from investments in unconsolidated entities, net	-	(4,000)
Changes in:
Income taxes payable	-	(166,000)
Other current assets	(12,000)	15,000
Stock subscription receivable	175,000	-
Accounts payable and accrued expenses	71,000	(11,000)
Operating lease right-of-use liability	(17,000)	(10,000)
Advances to unconsolidated entities		(4,000)
Net cash provided by (used in) operating activities	(631,000)	(916,000)

Cash flows from investing activities:
Receipt of distributions outstanding	11,000	-
Capitalization of software development costs	(767,000)
Net cash provided by (used in) investing activities	(756,000)	-

Cash flows from financing activities:
Sale of shares	460,000	545,000
Issuance of common stock	14,000	2,100,000
Net cash provided by (used in) financing activities	474,000	2,645,000

Net change in cash and cash equivalents	(913,000)	1,729,000
Cash and cash equivalents - beginning of period	4,034,000	466,000
Cash and cash equivalents - end of period	$3,121,000	$2,195,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

Note A - Basis of Preparation

Organization and Business

Elite Health Systems Inc., formerly U.S. NeuroSurgical Holdings, Inc. through its wholly-owned subsidiaries, is developing a business to provide Medicare Advantage plans and related services, concentrating initially in California and Nevada.  As used herein, unless the context indicates otherwise, the term "Company" and "Registrant" means Elite Health Systems Inc. and its wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), and the wholly-owned subsidiaries of EHSH, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc. and Elite Health Plan of Nevada, Inc.

Company Background.

The Company was previously engaged in the ownership and operations of radiation treatment centers.  Most of these businesses have been sold or wound down, and the Company has been actively pursuing opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“EHP”), and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSH, which following the transaction represented 15% of the outstanding shares of EHSH.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSH, which resulted in making EHSH’s wholly-owned subsidiary of the Company and the former minority holders of EHSH 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023 transaction,1,392,739 shares of the Company’s common stock were issued, bringing the total outstanding to 9,284,924 shares as of that date. Since that time, the Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of June 30, 2025.

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

In furtherance of this plan, EHP filed for and was awarded a Knox-Keene license to offer managed health care plans in California in May 2025. In June 2025, EHP was notified by the Centers for Medicare and Medicaid Services (“CMS”) that it has conditionally approved EHP’s contract year (CY) 2026 Medicare Advantage/Medicare – Prescription Drug (MA-Only/MA-PD) application. In addition, EHSH recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada. EHP and Elite Health Plan of Nevada, Inc., both 100% owned by EHSH and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.”  In California, Elite Health has taken preliminary steps toward identifying a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice.  Elite Health currently has no revenue, and will not be in a position to generate significant revenue until it obtains final approval from CMS to operate a Medicare Advantage plan in California.  The success of Elite Health will depend, in part, on obtaining in a timely manner all necessary approvals and gaining access to a sufficient network of providers and enrolling a critical level of subscribers.  There can be no assurance that the Company and Elite Health will be successful in obtaining the necessary approvals to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

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

Liquidity and Going Concern

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company has received conditional state and Federal approval to operate as a Medicare Advantage plan and is in the development stage of preparing to operate. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company recorded a losses of $865,000 and $747,000 during the six months ended June 30, 2025 and 2024, respectively, had an accumulated deficit in stockholders’ equity of $5,310,000 and $4,445,000  at June 30, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,121,000 and $4,034,000 at June 30, 2025 and December 31, 2024, respectively; and working capital of $2,995,000 and $4,155,000 at June 30, 2025 and December 31, 2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2025. The Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of June 30, 2025 and 19,984,924 at December 31, 2024. In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000.000 at a price of $0.95 per share.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $5.8 million in support of this business opportunity through the sale of its common stock in a private placement and believes it will be successful in raising additional capital in 2025. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended June 30, 2025 and 2024 was net loss for the periods and issuance of common stock.

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

The tables below present financial information associated with our leases.

	Classification	June 30,
		2025	2024

Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$55,000	$74,000
Total leased assets		$55,000	$74,000

Liabilities
Current			-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$36,000	$28,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$19,000	$47,000
Total lease liabilities		$55,000	$75,000

Lease Cost
Operating lease cost	Selling, general and administrative	$17,000	$23,000
Net lease expense		$17,000	$23,000

Maturity of lease liabilities (as of June 30, 2025)	Operating lease
2025	$19,000
2026	38,000
Total	$57,000
Less amount representing interest	2,000
Present value of lease liabilities	$55,000
Discount rate	4.140%

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

BOPRE Condensed Income Statement Information

	Six Months Ended
	June 30,
	2025	2024

Rental Income	$-	$-
Net income	$-	$17,000
EHSHI's equity in earnings of BOPRE	$-	$4,000

BOPRE Condensed Balance Sheet Information

	June 30,	December 31,
	2025	2024

Current assets	$-	$-
Noncurrent assets	-	-
Total assets	$-	$-
Current liabilities		$-
Noncurrent liabilities	-	-
Equity	-	-
Total liabilities and equity	$-	$-

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

During the year ended December 31, 2024, the Company did not lend any additional funds to CBOP. During the year ended December 31, 2023, the Company advanced $535,000, less $21,000 which was repaid by CBOP for a net receivable of $519,000. In addition, CBOP made a $200,000 capital call to its members resulting in an equity contribution from the Company of $57,000. This equity investment was fully impaired due to Equity Method accounting. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2024 and 2023, the Company’s equity in loss of CBOP was $278,000 and $444,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company. However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

In June, 2025 the Company agreed to relinquish its ownership interest in CBOP to Dr. Jaime Lozano upon receipt of evidence that Dr. Lozano retired certain debt of CBOP for which the Company is contingently liable. The agreement is null and void if Dr. Lozano fails to pay off the loan within 120 days of the acceptance of the agreement. The Company does not expect any further returns from, or liability exposure relating to, CBOP.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended
	June 30,
	2025	2024
Patient revenue	$696,000	$584,000
Net (loss) income	$(456,000)	$(761,000)
EHSHI's equity in (loss) income of CBOP	$(109,000)	$(230,000)

CBOP Condensed Balance Sheet Information

	June 30,	December 31,
	2025	2024
Current assets	$202,000	$347,000
Noncurrent assets	1,486,000	1,785,000
Total assets	$1,688,000	$2,132,000
Current liabilities	$4,291,000	$4,067,000
Noncurrent liabilities	3,359,000	3,572,000
Deficit	(5,962,000)	(5,507,000)
Total liabilities and stockholder's deficit	$1,688,000	$2,132,000

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

Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate.  Once it receives full approval, Elite Health expects to initially operate in the California counties of San Bernadino, Riverside, and Los Angeles, with the objective of addressing the growing number of Medicare eligible seniors in those markets. The Company then expects to apply to the State of Nevada and begin operations in Clark County, Nevada.  Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to bring to California and Nevada a comprehensive, community-based and cost-effective health care management service solution for these communities.

Filing in California.  The Company initially applied for a license to operate a Medicare Advantage plan in Nevada.  However, the Company determined that a reciprocity agreement between California and Nevada would result in a more expedient path to licensing in Nevada would be to secure approvals in California first. For this reason, Elite Health is focused its efforts on completing the process toward obtaining a Knox-Keene license in California, and securing necessary approvals from CMS. It received the required approval from California, conditional approval from CMS and is awaiting CMS approval of its bid submission.  There can be no assurance that necessary approvals will be obtained or, if obtained, this will be accomplished in a timely manner.

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

Note F – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended June 30, 2025, and 2024, respectively.

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

Note H – Transactions with Related Parties

The Company recorded compensation with directors and officers of the Company for the year ended December 31, 2024 consisting of stock grants valued at $0.50 per share of 75,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for our Executive Director and 250,000 for CEO and Board Chair, Dr. Jeereddi. Such shares were issued in January 2025. Additionally, the Company compensates Physician Support Systems, Inc. (“PSS”) for services of Executive Director and others as well as the sharing of rental space and other services. Dr. Jeereddi is the majority owner of PSS and our Executive Director is an employee.

Note I – Line of Credit

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

Note J – Subsequent Events

In July, 2025 the Company commenced a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000,000 at a price per share of $0.95.

In July, 2025, the Company also announced that it had entered into a non-binding letter of intent to acquire all the outstanding shares of PSS in exchange for 3,158,000 shares of the Company’s common stock. Dr. Prasad Jeereddi, the Company’s Chief Executive Officer, owns 51% of PSS and Dr. Praveena Jeereddi (Dr. Prasad Jeereddi’s daughter) owns 49% of PSS. The completion of the PSS transaction is subject to and contingent on a number of factors including: (i) satisfactory completion of due diligence by the Company, (ii) execution of the definitive Acquisition Agreement by the Company and the selling stockholders of PSS, and (iii) the approval by the Company stockholders of the Acquisition Agreement as well as an increase in the authorized common stock of the Company.

In August, 2025 the Board approved the establishment of an equity incentive plan with a maximum number of shares issuable pursuant to the plan of 4,500,000. The plan is subject to approval by the Company’s stockholders and approval of an increase in the maximum number of shares authorized for issuance.

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

Recent events

None

Results of Operations

Three months ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Selling, general, and administrative expenses of $444,000 for the second quarter of 2025 were 2% higher than the $437,000 incurred during the comparable period in 2024, due mostly to the start-up costs for Elite Health Plan.

During the three months ended June 30, 2025, the Company recognized no gain or loss from its investment in unconsolidated entities compared to $2,000 gain during the same period in 2024.

During the three months ended June 30, 2025 and 2024, the Company recorded no income tax benefit or provision.

For the three months ended June 30, 2025, the Company reported a net loss of $441,000 as compared to $435,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Six months ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Selling, general, and administrative expenses of $872,000 for the first six months of 2025 were 4% lower than the $913,000 incurred during the comparable period in 2024, due mostly to the start-up costs for Elite Health Plan.

During the six months ended June 30, 2025 and 2024, the Company recognized $0 and $4,000 gain from its investment in unconsolidated entities, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded no income tax benefit or provision.

For the six months ended June 30, 2025, the Company reported a net loss of $865,000 as compared to $747,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the six months ended June 30, 2025, was $691,000 as compared to $916,000 for the same period a year earlier. This change is primarily due to the Company using cash to invest in the Elite business. During the six months ended June 30, 2025 and 2024, the Company received $0 of distributed earnings from unconsolidated entities

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of June 30, 2025, there were outstanding 21,409,924 shares of the Company’s common stock.

In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000,000 at a price of $0.95 per share.

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

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company has received conditional state and Federal approval to operate as a Medicare Advantage plan and is in the development stage of preparing to operate. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company recorded a losses of $865,000 and $747,000 during the six months ended June 30, 2025 and 2024, respectively, had an accumulated deficit in stockholders’ equity of $5,310,000 and $4,445,000  at June 30, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,121,000 and $4,034,000 at June 30, 2025 and December 31, 2024, respectively; and working capital of $2,995,000 and $4,155,000 at June 30, 2025 and December 31,2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2025. The Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of common stock and in addition to 475,000 shares issued as compensation to certain officers and directors, bringing the total outstanding to 21,409,924 shares as of June 30, 2025 and 19,984,924 at December 31, 2024. In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000.000 at a price of $0.95 per share.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $5.8 million in support of this business opportunity through the sale of its common stock in a private placement and believes it will be successful in raising additional capital in 2025. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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
●

Uncertainty over our ability to all approvals relating to a Medicare Advantage license in California in a timely manner, acquire managed health consumers in California, secure appropriate licensing and expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired;

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

Our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, due to the material weakness in internal control over financial reporting described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company brought on a consultant with experience in these matters and believes this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, management is in the process of developing plans to remediate the material weakness identified above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of June 30, 2025, there were outstanding 21,409,924 shares of the Company’s common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Health Systems, Inc. (Registrant)

Date: August 13, 2025	By:	/s/ Prasad Jeereddi
Prasad Jeereddi
Director, President and Chief Executive Officer

Date: August 13, 2025	By:	/s/ Kenneth Minor
Principal Financial and Accounting Officer