Form 10-Q
period 2025-09-30
Elite Health Systems Inc.
filed 2025-11-13
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2025 was 21,939,924.

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4. Controls and Procedures	21
PART II – OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
SIGNATURES	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,970,000	$4,034,000
Other current assets	302,000	28,000
Due from related parties	1,000	12,000
Stock subscriptions receivable	-	175,000
Total current assets	4,273,000	4,249,000

Property and equipment:
Capitalized software under development	992,000	-
Operating lease right-of-use asset	46,000	72,000
Total property and equipment	1,038,000	72,000

TOTAL ASSETS	$5,311,000	$4,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$37,000	$34,000
Accounts payable and accrued expenses	233,000	60,000
Total current liabilities	270,000	94,000

Operating lease right-of-use liability - net of current portion	10,000	38,000
Guarantee liability	11,000	11,000
Total liabilities	291,000	143,000

EQUITY
Common stock - par value $.01; 25,000,000 shares authorized; 21,939,924. and 19,984,924 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	220,000	200,000
Stock to be issued	1,890,000	238,000
Additional paid-in capital	9,381,000	8,185,000
Accumulated deficit	(6,471,000)	(4,445,000)
Total stockholders' equity	5,020,000	4,178,000

TOTAL LIABILITIES AND EQUITY	$5,311,000	$4,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative	1,165,000	387,000	2,036,000	1,299,000

Total expense	1,165,000	387,000	2,036,000	1,299,000

Operating Income (loss)	(1,165,000)	(387,000)	(2,036,000)	(1,299,000)

Total other income (expense)
Interest income (expense)	4,000	-	10,000	1,000
Income (loss) from investments in unconsolidated entities, net	-	97,000	-	101,000
Total other (expense)	4,000	97,000	10,000	102,000

Income (loss) before income taxes	(1,161,000)	(290,000)	(2,026,000)	(1,197,000)

Reversal of provision for income taxes		-		163,000

Net Income (loss)	(1,161,000)	(290,000)	(2,026,000)	(1,034,000)
Net income (loss) attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to Elite Health Systems Inc.	$(1,161,000)	$(290,000)	$(2,026,000)	$(1,034,000)

Basic and diluted net income (loss) per share attributable to Elite Health Systems Inc	$(0.05)	$(0.02)	$(0.09)	$(0.08)

Weighted average common shares outstanding, basic and diluted	21,726,772	17,006,736	21,408,642	12,692,067

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
	Number		Additional
	of		Paid-In	Stock to	(Accumulated Deficit) /	Total
	Shares	Amount	Capital	Be Issued	Retained Earnings)	Equity

Balance - December 31, 2023	9,284,924	$93,000	$2,942,000		$(2,390,000)	$645,000
Net loss for the quarter ended March 31, 2024	-	-	-	-	(312,000)	(312,000)
Balance, March 31, 2024	9,284,924	$93,000	$2,942,000	-	$(2,702,000)	$333,000
Issuance of common stock	4,200,000	42,000	2,058,000	-	-	2,100,000
Net loss for the quarter ended June 30, 2024	-	-	-	-	(432,000)	(432,000)
Balance, June 30, 2024	13,484,924	$135,000	$5,000,000	-	$(3,134,000)	$2,001,000
Issuance of common stock	3,900,000	39,000	1,911,000	-	-	1,950,000
Net loss for the quarter ended September 30, 2024	-	-	-	-	(290,000)	(290,000)
Balance, September 30, 2024	17,384,924	$174,000	$6,911,000	-	$(3,424,000)	$3,661,000

Balance, December 31, 2024	19,984,924	$200,000	$8,185,000	238,000	$(4,445,000)	$4,178,000
Issued from prior period				(238,000)		(238,000)
Issuance of common stock	1,425,000	14,000	698,000			712,000
Net loss for quarter ended March 31, 2025					(424,000)	(424,000)
Balance, March 31, 2025	21,409,924	$214,000	$8,883,000	-	$(4,869,000)	$4,228,000
Net loss for quarter ended June 30, 2025					(441,000)	(441,000)
Balance June 30, 2025	21,409,924	$214,000	$8,883,000	-	$(5,310,000)	$3,787,000
Stock to be issued				1,890,000		1,890,000
Issuance of common stock	530,000	6,000	498,000			504,000
Net loss for quarter ended September 30, 2025					(1,161,000)	(1,161,000)
Balance - September 30, 2025	21,939,924	$220,000	$9,381,000	$1,890,000	$(6,471,000)	$5,020,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,026,000)	$(1,034,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use asset	26,000	19,000
Income from investments in unconsolidated entities, net	-	(100,000)
Distributed earnings from unconsolidated entities	-	268,000
Non-cash stock compensation	504,000
Changes in:
Income taxes payable	-	(166,000)
Other current assets	(274,000)	43,000
Stock subscription receivable	175,000	-
Accounts payable and accrued expenses	173,000	6,000
Operating lease right-of-use liability	(26,000)	(18,000)
Advances to unconsolidated entities	-	(6,000)
Net cash provided by (used in) operating activities	(1,448,000)	(988,000)

Cash flows from investing activities:
Receipt of distributions outstanding	11,000	-
Capitalization of software development costs	(992,000)
Net cash provided by (used in) investing activities	(981,000)	-

Cash flows from financing activities:
Issuance of shares from prior period		(355,000)
Stock to be issued	1,890,000
Issuance of common stock	475,000	4,050,000
Net cash provided by (used in) financing activities	2,365,000	3,695,000

Net change in cash and cash equivalents	(64,000)	2,707,000
Cash and cash equivalents - beginning of period	4,034,000	466,000
Cash and cash equivalents - end of period	$3,970,000	$3,173,000

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

Company Background.

The Company was previously engaged in the ownership and operations of radiation treatment centers.  Most of these businesses have been sold or wound down, and the Company has been actively pursuing opportunities to expand to other businesses that could benefit its current operations and relationships.  Effective October 1, 2021, the Company acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation (“EHP”) and, in exchange therefor, the former holders of Elite Health were issued newly-issued shares of EHSH, which following the transaction represent 15% of the outstanding shares of EHSH.  Effective November 27, 2023, the Company entered into a Share Exchange Agreement with the holders of these minority interests in EHSH, which resulted in making EHSH’s wholly-owned subsidiary of the Company and the former minority holders of EHSH 15% owners of the Company immediately following the exchange. As a result of the November 27, 2023, transaction, 1,392,739 shares of the Company’s Common Stock were issued, bringing the total outstanding to 9,284,924 shares as of that date. Since that time, the Company raised an additional $5,825,000 through the private sale of 11,650,000 shares of Common stock in an offering completed January 2025 and issued a total of 1,005,000 shares as compensation to its officers and directors for the 2024 and 2025 fiscal years, bringing the total shares outstanding to 21,939,924. The Company announced the commencement of a second offering in July 2025 and raised an additional $1,890,000 as of September 30, 2025 priced at $0.95 per share that is expected to be completed in November 2025. The second offering is expected to be completed at between $3,000,000 and $5,000,000. The Company sought and obtained approval from Stockholders in a special meeting held October 31, 2025 to acquire all the outstanding shares of Physician Support Systems, Inc., a practice management and consulting company to medical practices, with the issuance of 3,158,000. The transaction closed on November 01, 2025.

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

In furtherance of this plan, EHP filed for and was awarded a Knox-Keene license to offer managed health care plans in California in May 2025. In June 2025, EHP was notified by the Centers for Medicare and Medicaid Services (“CMS”) that it has conditionally approved EHP’s contract year (CY) 2026 Medicare Advantage/Medicare – Prescription Drug (MA-Only/MA-PD) application and executed a contract with EHP to formerly approve its health plan. In addition, EHSH recently formed Elite Health Plan of Nevada, Inc. to apply for a license to operate a Medicare Advantage plan in Nevada. EHP and Elite Health Plan of Nevada, Inc., both 100% owned by EHSH and managed and operated in a similar manner, are collectively referred to herein as “Elite Health.” In California, Elite Health began marketing its plan and onboarding new members in October 2025. Elite Health currently has no revenue, and will not be in a position to generate significant revenue from its Medicare Advantage Plan in January 2026 along with revenue from its acquisition of PSS which closed on November 1, 2025. The success of Elite Health will depend, in part, on gaining access to a sufficient network of providers, enrolling a critical level of subscribers, efficiently delivering its services and providing a quality service that encourages members to re-enroll in future years. There can be no assurance that the Company and Elite Health will be successful in establishing the network of providers and developing the systems required to operate a managed care business.

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

Liquidity and Going Concern

In fiscal year 2024, the Company incurred a net loss of $2,026,000 compared to $816,000 in fiscal year 2023. The Company has received conditional state and Federal approval to operate as a Medicare Advantage plan and is currently onboarding new members for which it will begin providing services to beginning on January 1, 2026. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company recorded a losses of $2,026,000 and $1,034,000 during the nine months ended September 30, 2025 and 2024, respectively, had an accumulated deficit in stockholders’ equity of $6,471,000 and $4,445,000  at September 30, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,970,000 and $4,034,000 at September 30, 2025 and December 31, 2024, respectively; and working capital of $4,003,000 and $4,155,000 at September 30, 2025 and December 31,2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at September 30, 2025. The offering completed in January 2025 raised a total of $5,825,000 through the private sale of 11,650,000 shares of Common stock in addition to 1,005,000 shares issued in lieu of cash compensation to certain officers and directors, bringing the total outstanding to 21,939,924 shares as of September 30, 2025 and 19,984,924 at December 31, 2024. In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for a minimum of $2,000,000 and up to a maximum of $5,000,000 at a price of $0.95 per share. As of September 30, 2025, the Company raised $1,890,000 toward this goal and has exceeded $3,000,000 as of the date of this filing.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of nearly $9 million in support of this business opportunity through the sale of its Common Stock in private placements and believes it will be successful in raising additional capital in 2026. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended September 30, 2025 and 2024 was net loss for the periods and issuance of common stock.

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

The tables below present financial information associated with our leases.

	Classification	September 30,
Assets		2025	2024
Long-term
Operating lease assets	Operating lease right-of-use asset	$46,000	$66,000
Total leased assets		$46,000	$66,000

Liabilities
Current			-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$37,000	$28,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$10,000	$39,000
Total lease liabilities		$47,000	$67,000

Lease Cost
Operating lease cost	Selling, general and administrative	$26,000	$36,000
Net lease expense		$26,000	$36,000

Maturity of lease liabilities (as of September 30, 2025)			Operating lease
2025			$9,000
2026			38,000
Total			$47,000
Less amount representing interest			2,000
Present value of lease liabilities			$45,000
Discount rate			4.140%

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

In September 2024, the Company sold its interest in BOPRE to the remaining members for $1,210,840, resulting in a gain of $97,000 during the quarter ended September 30, 2024.

The following tables present the summarized financial information of BOPRE:

BOPRE Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2025	2024

Rental Income `	$-	$-
Net income	$-	$429,000
EHSHI's equity in earnings of BOPRE	$-	$101,000

BOPRE Condensed Balance Sheet Information

	September 30,	December 31,
	2025	2024

Current assets	$-	$-
Noncurrent assets	-	-
Total assets	$-	$-
Current liabilities		$-
Noncurrent liabilities	-	-
Equity	-	-
Total liabilities and equity	$-	$-

Note C- CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of the new center from FOP. EHSHI originally had a 24% equity interest in CBOP. Beginning in October of 2017, CBOP began paying the remainder of the costs associated with opening the center. CBOP had no assets at the end of 2017. The medical center opened and treated its first patient in January of 2018.

Effective November 15, 2019, FOP transferred to, and CBOP assumed, a loan with BB&T, that it had entered in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. In addition, CBOP and BB&T agreed to reduce the monthly loan repayments for the next nine months, and to extend the term of the loan from November 2024 to July 2025. In July 2020 CBOP and BB&T further agreed to reduce the monthly payments for the life of the loan and extended the loan to July of 2027.

In June 2020, CBOP made a $500,000 capital call to its members. UNSC converted previously made advances totaling $121,000 into equity in CBOP to meet its capital requirement, and other members contributed $212,000 in cash. The remaining capital contributions are not expected to be met and, accordingly, the Company’s equity interest in CBOP increased to 30.23% in June 2020.

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

The Company was approached by one of the investors in CBOP where the investor would payoff the outstanding loan, releasing the Company of its guarantee in exchange for the Company’s ownership interest in CBOP. The Company agreed to the proposal and in return wrote off the remaining value of amounts due the Company from CBOP of $525,000, however the Company has not be notified of the loan pay off and has not transferred its ownership as of September 30, 2025. The Company does not expect any further liability.

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Nine Months Ended
	September 30,
	2025	2024

Patient revenue	$1,056,000	$947,000
Net (loss) income	$(620,000)	$(976,000)
EHSHI's equity in (loss) income of CBOP	$(187,000)	$(295,000)

CBOP Condensed Balance Sheet Information

	September 30,	December 31,
	2025	2024

Current assets	$195,000	$332,000
Noncurrent assets	1,337,000	1,935,000
Total assets	$1,532,000	$2,267,000
Current liabilities	$4,486,000	$4,163,000
Noncurrent liabilities	3,173,000	3,614,000
Deficit	(6,127,000)	(5,510,000)
Total liabilities and stockholder's deficit	$1,532,000	$2,267,000

Note D – Elite Health

Background.  Elite Health Plan, Inc. was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California.  The Company applied for and received the required authorizations, including a Knox-Keene license from California’s Department of Managed Health Care (“DMHC”), necessary for the operation of full service health plans in California, and approval from the Centers for Medicare & Medicaid Services (“CMS”), the Company is considering engaging in related businesses and health services to support this mission.

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

Filing in California.  The Company initially applied for a license to operate a Medicare Advantage plan in Nevada.  However, the Company determined that a reciprocity agreement between California and Nevada would result in a more expedient path to licensing in Nevada by securing approvals in California first. For this reason, Elite Health focused its efforts on completing the process toward obtaining a Knox-Keene license in California, and securing necessary approvals from CMS. It received the required approval from California as well as CMS approval of its bid submission.

Note E – Internal Use Software

In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs relate to services provided by two vendors that are directly associated with the software projects. These software development and acquired technology costs will be amortized on a straight-line basis over the initial term of the license agreement with the vendors through December 31, 2030.

Note F – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended September 30, 2025, and 2024, respectively.

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

Note H – Transactions with Related Parties

The Company recorded compensation with directors and officers of the Company for the year ended December 31, 2025 consisting of stock grants valued at $0.95 per share of 40,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for our Executive Director and 375,000 for CEO and Board Chair, Dr. Jeereddi. These shares were issued in August 2025. For the year ended December 31, 2024, the Company recorded compensation with directors and officers of the Company consisting of stock grants valued at $0.50 per share of 75,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for our Executive Director and 250,000 for CEO and Board Chair, Dr. Jeereddi. Such shares were issued in January 2025. Additionally, the Company compensates Physician Support Services, Inc (“PSS”) for services of Executive Director and others as well as the sharing of rental space and other services. Prior to our acquisition of PSS, Dr. Jeereddi was the majority owner of PSS and our Executive Director was an employee and investor.

The Company sought approval from its stockholders for the acquisition of all the outstanding stock of PSS by issuing 3,158,000 shares of its common stock. The proposal was approved by stockholders at a special meeting on October 31, 2025 and the transaction closed on November 1, 2025.

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

Note J – Subsequent Events

On October 31, 2025, the Company held a special meeting of stockholders to consider several proposals, each of which were approved. Such proposals were as follows:

1.	To elect as directors to the board of directors the five nominees named in the proxy.
2.

To approve an amendment to the Company’s Certificate of Incorporation to increase the aggregate number of shares of common stock which the Company shall have the authority to issue from 25,000,000 to 50,000,000.

3.	To approve the Company’s 2025 Equity Incentive Plan with 4,500,000 maximum aggregate number of shares of common stock subject to the plan.
4.

To approve the acquisition of PSS through the issuance of 3,158,000 shares of common stock pursuant to the share exchange agreement between the Company and the stockholders of PSS. Dr. Prasad Jeereddi, the Company’s Chief Executive Officer, owns 46% of PSS and Dr. Praveena Jeereddi (Dr. Prasad Jeereddi’s daughter) owns 44% of PSS and 10% is owned by the Executive Director of Elite Health Plan. The transaction was closed on November xx, 2025.

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

Recent events

None

Results of Operations

Three months ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Selling, general, and administrative expenses of $1,165,000 for the third quarter of 2025 were 201% higher than the $387,000 incurred during the comparable period in 2024, due mostly to the start-up costs for Elite Health Plan and non-cash compensation cost of officers and directors.

During the three months ended September 30, 2025, the Company recognized no change from its investment in unconsolidated entities compared to a gain of $97,000 during the same period in 2024.

During the three months ended September 30, 2025 and 2024, the Company recorded no income tax benefit or provision.

For the three months ended September 30, 2025, the Company reported a net loss of $1,165,000 as compared to $290,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Nine months ended September 30, 2025, Compared to Nine months ended September 30, 2024

Selling, general, and administrative expenses of $2,036,000 for the first nine months of 2025 were 57% higher than the $1,299,000 incurred during the comparable period in 2024, due mostly to the start-up costs for Elite Health Plan.

During the nine months ended September 30, 2025, recognized incurred no impact from its investment in unconsolidated entities compared to $101,000 gain from its investment in unconsolidated entities during the comparable period in 2024.

During the nine months ended September 30, 2025, and 2024, the Company recorded no income tax benefit or provision.

For the nine months ended September 30, 2025, the Company reported a net loss of $2,026,000 as compared to $1,034,000 for the same period a year earlier. The net loss was primarily due to investment in Elite prior to generation of any revenue.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the nine months ended September 30, 2025, was $1,448,000 as compared to $988,000 for the same period a year earlier. This change is primarily due to the Company using cash to invest in the Elite business. During the nine months ended September 30, 2025, the Company received no distributed earnings from unconsolidated entities as opposed to $268,000 of distributed earnings during 2024.

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of September 30, 2025, there were outstanding 21,939,924 shares of the Company’s Common Stock.

In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000,000 at a price of $0.95 per share. A total of $1,890,000 was received at September 30, 2025 and has raised in excess of $3,000,000 at the date of this filing.

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

In fiscal year 2024, the Company incurred a net loss of $2,055,000 compared to $816,000 in fiscal year 2023. The Company has received conditional state and Federal approval to operate as a Medicare Advantage plan and is currently onboarding new members for which it will begin providing services to beginning on January 1, 2026. As a result, it has no revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company recorded a losses of $2,026,000 and $1,034,000 during the nine months ended September 30, 2025 and 2024, respectively, had an accumulated deficit in stockholders’ equity of $6,471,000 and $4,445,000  at September 30, 2025 and December 31, 2024, respectively; cash and cash equivalents of $3,970,000 and $4,034,000 at September 30, 2025 and December 31, 2024, respectively; and working capital of $4,003,000 and $4,155,000 at September 30, 2025 and December 31,2024, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at September 30, 2025. The offering completed in January 2025 raised a total of $5,825,000 through the private sale of 11,650,000 shares of Common stock in addition to 1,005,000 shares issued in lieu of cash compensation to certain officers and directors, bringing the total outstanding to 21,939,924 shares as of September 30, 2025 and 19,984,924 at December 31, 2024. In July 2025, The Company announced plans to commence a private placement of shares of the Company’s common stock for expected proceeds of a minimum of $2,000,000 and up to a maximum of $5,000.000 at a price of $0.95 per share. As of September 30, 2025, the Company raised $1,890,000 toward this goal and has exceeded $3,000,000 at the time of this filing.

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

●

Uncertainty over our ability to maintain a Medicare Advantage license in California, acquire managed health consumers in California, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired;

●	Our ability to successfully integrate the operations of PSS and other potential future acquisitions;
●	Our ability to raise capital in the future on satisfactory terms;
●	Our financial condition and liquidity; and
●	Uncertainty over our ability to successfully implement management's plan to improve liquidity, including the ability to manage costs, systems and growth.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following material weakness as of September 30, 2024: The Company did not maintain sufficient qualified personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and in internal controls over financial reporting commensurate with its financial reporting requirements. Specifically, effective controls were not designed and in place to ensure that the Company maintained, or had access to, appropriate resources with adequate experience and expertise in the area of financial reporting for transactions such as investments in unconsolidated entities, related party receivables, impairments, lease accounting, accounting for business combinations, income taxes, and to properly assess the application of new accounting pronouncements. The Company brought on a consultant with experience in these matters and believes this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2024, the Company held an initial closing of a private placement of shares of the Company’s common stock to raise gross proceeds of not less than $1,000,000, and up to $2,000,000, at a price of $0.50 per share. Since the initial closing, the Company amended the terms of the private placement to raise up to $5,500,000 and raised total proceeds of an aggregate of $5.8 million. As a result of these issuances, as of September 30, 2025, there were outstanding 21,939,924 shares of the Company’s Common Stock.

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

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Health Systems, Inc. (Registrant)

Date: November 13, 2025	By:	/s/ Prasad Jeereddi
Prasad Jeereddi
Chair, President and
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Kenneth Minor
Kenneth Minor
Principal Financial Officer