Form 10-K
period 2025-12-31
Elite Health Systems Inc.
filed 2026-04-15
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-15586

Elite Health Systems Inc.

(Name of small business issuer in its charter)

Delaware	47-5370333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1131 W 6th Street, Ontario, CA	91762
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:          (909) 657-2705

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

Yes ☐ No ☒

As of June 30, 2025 the aggregate market value of issuer's Common Stock held by non-affiliates was approximately $23,913,000 ,based upon the closing price as reported on the OTCQB marketplace for that day.

As of April 8, 2026, there were outstanding 28,521,620 shares of the issuer’s Common Stock. $.01 par value.

Documents incorporated by reference: None

FORM 10-K

Elite Health Systems Inc.

Form 10-K for the Fiscal year ended December 31, 2025

PART I

Item 1.	Business.

Elite Health Systems Inc (the “Company”) is developing Medicare Advantage plans and offering other healthcare related services with a focus on improving and providing access to healthcare, primarily to senior and special needs groups in selected locations. The Company operates through its wholly owned subsidiaries, Elite Health Plan, Inc. (“Elite Health”) and Physician Support Systems Inc. (“PSS”).

Elite Health  designs, markets, and manages a Medicare Advantage plan or Medicare Part C —  a government-approved health plan that delivers Medicare benefits through a managed care or coordinated care model. Since January 2026, Elite Health  has operated  a Medicare Advantage plan in the California counties of Los Angeles, Riverside and San Bernardino. Elite Health is focused on providing affordable and comprehensive plans targeted to improve health outcomes. The Centers for Medicare & Medicaid Services (“CMS”), a US federal agency, regulates, approves, and pays private insurers that administer Medicare Advantage plans. Entities that plan to offer Medicare Advantage plans must secure and maintain a license as a health insurer from the applicable state regulatory body in each state where it operates and enter into a contract with CMS to offer Medicare Advantage plans.

PSS provides a comprehensive suite of tailored healthcare management solutions to medical practices that enhance operational efficiency, compliance, and patient care. The Company acquired PSS in November 2025.

The Company’s strategy and strategic roadmap is focused on improving clinical outcomes, lowering the total cost of care, and enhancing the patient experience through a coordinated care delivery model that aligns payer and provider capabilities.

The Company expects to expand its Medicare Advantage footprint geographically, whether expansion into other California counties or new states, or through the development of specialized products such as a Chronic Condition Special Needs Plan or a C-SNP plan (“C-SNPs or “C-SNP Plan”), a type of specialized Medicare Advantage plan designed for people with certain serious or disabling chronic conditions. C-SNP plans will enable the Company to deliver condition-specific care management programs, improve clinical outcomes, and enhance risk adjustment performance. The Company filed its 2027 C-SNP Application with CMS in February of 2026 with the goal and intention of establishing C-SNP Plans to serve members with the following qualifying conditions: congestive heart failure, diabetes mellitus and cardiovascular diseases. Eligibility for a C-SNP Plan is limited to Medicare beneficiaries diagnosed with one or more CMS-approved chronic conditions.

These conditions represent some of the most prevalent chronic illnesses among the Medicare population and frequently require coordinated, multi-disciplinary care management. C-SNPs are designed to provide targeted care management programs, specialist access, and care coordination services tailored to these populations.

In addition to the potential expansion of our Medicare Advantage footprint and offering, the Company may pursue (i) acquisitions of physician groups and management service organizations that enhance our ability to manage risk and expand access to coordinated care for our members and (ii) strategic partnerships with physician organizations, health systems, and technology companies to expand our care delivery capabilities and enhance member engagement.

The Company is monitoring the recent heightened regulatory scrutiny of Medicare Advantage plans and CMS’s CY 2027 Medicare Advantage & Part D Advance Notice in January 2026 projecting a near-flat net average payment update of ~0.09%, reflecting a modest overall payment increase and reinforcing a more constrained reimbursement outlook for plans. Despite these industry challenges, we believe the continued expansion of the Medicare Advantage program and the broader shift toward value-based care reimbursement models continue to create meaningful opportunities for us to grow our business as well as partner with physicians and expand our integrated care platform.

Company Background.

The Company is focused on improving and providing access to healthcare and offering other healthcare related services. Through its subsidiaries the Company is developing and offering one or more Medicare Advantage plans and providing healthcare management solutions to physician and other health groups.

In October 2021, the Company’s wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), acquired all of the outstanding shares of capital stock of Elite Health, a California corporation and, in exchange therefor, the former holders of which were issued newly-issued shares of EHSH, which at the time of the transaction represented 15% of the outstanding shares of EHSH. In November 2023, the Company then entered into a Share Exchange Agreement with the holders of these minority interests in EHSH and as a result of this transaction EHSH became a wholly owned subsidiary of the Company and the former minority holders of EHSH became, at that time, owners in the aggregate of 15% of the Company.

Beginning in 2021, the Company through its subsidiaries dedicated resources to exploring the regulatory requirements and timelines to apply and secure licenses to operate a Medicare Advantage plan in California and Nevada. EHSH formed Elite Health Plan of Nevada, Inc. (“Elite Nevada”) to apply for a license to operate a Medicare Advantage plan in Nevada while Elite Health pursued a plan to establish a Medicare Advantage plan in California. The Company then determined it would be more expeditious to apply and secure a license in California and then, if and when appropriate, apply for license in Nevada. Elite Health applied for a Knox-Keene license to offer managed health care plans in California in 2024, which was approved by the State of California and CMS in 2025. Elite Health and Elite Nevada are wholly owned subsidiaries of EHSH, are managed and operated in a similar manner. In California, Elite Health has developed a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice, and following licensure began onboarding members of its Medicare Advantage plans in October 2025. Though it may do so in the future, Elite Nevada, at this time, has not taken any further steps to advance or submit an application for a Knox-Keene license to offer managed health care plans in Neveda. Elite Health had no revenue through 2025, but began reporting revenue on January 1, 2026. There can be no assurance that the Company and Elite Health will be successful in maintaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

The Company’s headquarters are located at 1131 W 6th Street, Suite 225, Ontario, CA 91762 and its telephone number is (949) 249-1170.

Elite Health

Background. Elite Health was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California. In addition to obtaining the required authorizations, including a Knox-Keene license from California’s Department of Managed Health Care, necessary for the operation of full service health plans in California, and approval from CMS, the federal agency that is part of the U.S. Department of Health and Human Services and responsible for overseeing federal healthcare coverage programs,, the Company is considering engaging in related business and health services to support this mission.

Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate. Now that Elite Health’s initial plans are approved for 2026 to operate in the California counties of San Bernadino, Riverside, and Los Angeles, it plans to expand the types of plans it provides to include special needs plans with the objective of addressing the growing number of Medicare eligible seniors in those markets and growing the number of members in its plans through a combination of marketing and other strategies. Elite Health ultimately expects to apply to other states for the purpose of offering Medicare Advantage plans and in time offer a C-SNP Plan, a type of specialized Medicare Advantage plan designed for people with certain serious or disabling chronic conditions. Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that Elite Health will be positioned to provide a comprehensive, community-based and cost-effective health care management service solution for communities in California and other states we may enter.

Medicare; Medicare Advantage and C-SNP Plans. Medicare is the federal health insurance program for people aged 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services and home health care. Parts A and B are referred to as Original Medicare.

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, managed care organizations contract with the CMS to provide services directly to Medicare beneficiaries as well as through employer and union groups. Managed care organizations typically receive a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status and the health status of the member.

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing reinsurance for catastrophic drug costs.

A C-SNP Plan is a Medicare Advantage plan that limits enrollment to individuals who have specific chronic diseases and provides coordinated care tailored to those conditions. C-SNPs are one of three categories of Special Needs Plans (“SNPs”) within Medicare Advantage. Eligibility is limited to Medicare beneficiaries diagnosed with one or more CMS-approved chronic conditions, which are congestive heart failure, diabetes mellitus, cardiovascular disorders, chronic lung disorders, chronic kidney disease, end-stage renal disease, dementia, stroke and certain disabling neurological disorders. CMS requires medical verification of the condition before enrollment.

According to the Kaiser Family Foundation , an independent source of health policy research, an increasing number of beneficiaries are enrolling in SNPs, including C-SNPs, especially since 2018, when SNPs became a permanent part of the Medicare Advantage program. The Kaiser Family Foundation found C-SNP Plan enrollment rose by approximately 476,000 from 2024 to 2025 or approximately 71% in one year and accounted for about three-quarters of SNP enrollment growth in that period.

Enrollment in Medicare is experiencing significant growth from an aging population with growth in Medicare Advantage plans in particular seeing large gains over the last several years. According to a 2025 Kaiser Family Foundation article, Medicare Advantage enrollment includes 34.1 million members, accounts for 54% of the eligible Medicare population. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. The Medicare Advantage market is currently dominated by major traditional health insurance entities UnitedHealth Group and Humana accounting for nearly half of all Medicare Advantage enrollees nationwide.

In January 2026, CMS’s CY 2027 Medicare Advantage and Part D Advance Notice projecting a near-flat net average payment update of 0.09%, reflecting a modest overall payment increase and reinforcing a more constrained reimbursement outlook for plans. While the CMS Final Advance Notice received in April 2026 improved the increase to 2.48%, the Company will still need to scrutinize benefit design and administrative cost structure.

Developments in California. The Company formed Elite Nevada to apply for a license to operate a Medicare Advantage plan in Nevada. However, the Company determined that a more expedient path to licensing in Nevada would be to secure approvals in California first. Elite Health Plan, Inc. applied for a Knox-Keene license to offer managed health care plans in California in 2024, which was approved by the State of California and the CMS in June 2025. In August 2025, Elite Health executed a contract with CMS to approve its bid submission for Medicare insurance plans and began onboarding new members on October 15, 2025.

The Company filed its 2027 C-SNP Application with CMS in February of 2026 with the goal and intention of establishing C-SNP Plans to serve members with the following qualifying conditions: congestive heart failure, diabetes mellitus and cardiovascular diseases.

Management and Capabilities. Elite Health has identified and is relying on experienced personnel, consultants and other industry-centric service providers and experts to assist Elite Health in applying for and securing appropriate licensing and establishing the necessary corporate infrastructure to operate Medicare Advantage plans in California.

Dr. Prasad Jeereddi, the founder of the Elite Health business and was overseeing the activities of Elite Health at the time of its sale to the Company in 2021. In July 2024, Dr. Jeereddi joined the Company as Chairman of the Board and CEO. He is an accomplished endocrinologist and has been involved extensively in strategy, management, technological advancements and general operations of multiple healthcare enterprises. Many of the recent private placement investors are through relationships that Dr. Jeereddi has established with physicians and healthcare professionals in California and in India, where he has significant relationships with major hospitals and healthcare organizations.

Elite Health’s Approach to Healthcare Delivery. Elite Health has identified a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice. Elite Health’s founders and affiliates also have considerable experience with health care record-based software and have contracted with Ramp Health to provide a best-in-class technology platform for clinical, wellbeing and safety solutions; delivering high-quality healthcare, increased engagement, and a measurable reduction in health and safety risks and costs for our members.

The Company similarly contracted with health care providers, hospitals and facilities, for health care services for its Medicare Advantage plan enrollees. The Company will seek to rely on local preferred providers and other entities located within the areas in which the majority of the enrollees reside, providing a localized focus and leveraging the established reputation and wide range of services of the healthcare system. The Company believes it offers beneficiaries greater choice of providers than a standard health maintenance organization. Furthermore, with a localized focus, Elite Health will strive to develop a unique marketing advantage and reduce the need for a broad mass marketing undertaking.

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

Competition. Now that Elite Health is operational, we will operate in highly competitive markets across the full expanse of health care benefits and services. Our competitors include organizations ranging from startups to highly sophisticated Fortune 50 global enterprises, for-profit and non-profit companies, and private and government-sponsored entities. New entrants to our markets and business combinations among our competitors and suppliers also contribute to a dynamic and competitive environment. We expect to compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing. See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

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

Delivery of Services. The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs. In addition to developing a plan to obtain necessary approvals, gaining access to a competent network of providers and enrolling a critical level of subscribers, it will be necessary for the plan to provide high quality patient care efficiently and cost effectively. There can be no assurance that the Company and Elite Health will be effective in doing so. Elite Health had no revenue in 2025 and is just beginning to generate revenue in 2026.

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

Physician Support Systems Inc.

Physician Support Systems Inc. or PSS provides a comprehensive suite of tailored healthcare management solutions to medical practices that enhance operational efficiency, compliance, and patient care. The Company, through consulting arrangements with PSS, had been utilizing their health care experience and relationships, as well as employees of PSS, in the Company’s efforts to pursue its plan to offer Medicare Advantage plans initially in California. As a result of this experience, the Company began to consider the benefit of a closer relationship with PSS to enable it to more effectively employ the management, obtain operational support, as well as human resources and information technology services of PSS, that would be necessary to support the growth of its business in California and elsewhere. The Company acquired PSS in November 2025.

Employees

The only employees of the Company are in its PSS subsidiary, most of which are “leased” to customers of PSS, as well as Elite Health. In addition to employees of PSS, the Company relies on its management team as well as consultants for the licensing and development activities relating to its Elite Health business.  The Company had total employees of 87 at December 31, 2025 compared to no employees at December 31, 2024.

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

Elite Health, the business acquired by the Company in October 2021, was recently granted a full Knox-Keene license to operate a Medicare Advantage plan in California, and is now operating such plans in California as of January, 2026. The Company has a identified a network of providers who are well-versed in the healthcare needs of seniors in the communities in which they practice. While the Company believes that the Elite Health founders and affiliates have the required experience and network of professionals to maintain compliance with the license and launch and operate the business, there can be no assurance that the Company will be successful in these endeavors.  The Company and Elite Health understand that the keys to success with a managed care organization are delivering comprehensive patient care and containing costs.  Now that the Company is operational, it is critical to its success to grow the level of subscribers and provide high quality patient care efficiently and cost effectively.  For these reasons, and the reasons noted in the balance of Item 1A – Risk Factors, there can be no assurance that the Company and Elite Health will be effective in developing and executing this business plan, the success of which will be critical to the Company and the value of its common stock.

Although we raised sufficient capital to achieve our license and launch our Medicare Advantage plan, we will require additional capital, which might not be available on acceptable terms, if at all. If capital is not available to us, our business and financial condition may be impaired, and we may not be able to continue as a going concern.

We are investing significant amounts in our business. To this end, we raised approximately $4.8 million through a private placement in 2024 and an additional $3.7 million in 2025. We will be required to make future commitments of capital resources and will require substantial addition funding which we plan on raising through equity or debt financings, including in fiscal 2026. We expect to make additional investments to support our business growth, including potential entrance into new states and offering C-SNP Plans to serve members and will require additional capital to adequately compensate employees, including officers, respond to business needs, requirements and opportunities, further develop our infrastructure, and comply with any statutory capital and risk-based capital requirements. In addition, we may continue to make strategic acquisitions as the opportunities arise, some of which may be important to support our operations.

As previously disclosed, we have reported no revenue from 2021 through October 2025. While PSS began reporting revenue in November 2025 and Elite Health began reporting revenue in January 2026, we will continue to report operating losses for a significant time beyond the end of 2026. Although we raised capital in 2024 and 2025, our business plan will require additional capital and our financial position or the state of the capital markets could make it difficult to raise capital in 2026 when this will be required.

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

If we are unable to maintain a Medicare Advantage license in California, acquire sufficient managed health consumers in California, expand consumer enrollment beyond this initial state, or diversify and expand our portfolio of products and services, our business and results of operations will be significantly impaired.

We expect to generate a substantial portion of our revenue from consumers enrolled in the Medicare Advantage health plans we have obtained for California. As a result, the future enrollment of individuals into and adoption of our health plans, through our platform, our broker network, employees, or other third parties, is paramount to our future growth and success. If we fail to increase consumer enrollment or diversify and expand our portfolio of products and services or enter new states, our business and results of operations will be negatively impacted. In addition, if we do not grow our membership, we could find it difficult to retain or increase the number of contracted network providers at favorable rates or at all, which could jeopardize our ability to provide health plan products in our target markets and our ability to expand into new markets in a cost-efficient manner.

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

Our strategy requires that we successfully identify and then contract with additional care providers to ensure access to quality healthcare services for our consumers, to manage medical costs and utilization, and to better monitor and ensure the quality of care being delivered. We will compete with other health plans and networks to contract with healthcare providers based on reimbursement rates, timeliness and accuracy of claims payments, the potential to deliver new patient volume and/or support the retention of existing patients, the effectiveness of resolution of calls and complaints, and other factors.

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

We operate in highly competitive markets dominated by large providers with significantly more resources than ourselves.

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

Where doing so is necessary to conduct our business, we will also provide sensitive personal member information, as well as proprietary or confidential information relating to our business, to our third-party service providers. Although we will obtain assurances from those third parties that they have systems and processes in place to protect such data, and that they will take steps to assure the protection of such data by other third parties, those third-party service providers may also be subject to data intrusion or data breach. Any compromise of the confidential data of our members, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action. The Company will seek to maintain cybersecurity insurance in the event of an information security or cyber incident. However, the coverage may not be sufficient to cover all financial losses.

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

Payments from CMS, and consumer premiums, if any, for our health plans will be a material factor in our future revenue. We will set any premiums and develop plan benefits using actuarial estimates rather than historical data and our failure to set appropriate premiums or benefits, including as a result of inaccuracies in our actuarial estimates, could adversely affect our profitability and cash flows. We will use a substantial portion of our health plan revenue to pay the costs of healthcare services delivered to our consumers. As such, our profitability will depend in large part on our ability to accurately estimate and manage such costs. Relatively small differences between estimated and actual medical costs as a percentage of revenue could result in significant changes in our financial results.

Our use of actuarial methods to determine premiums and estimate other healthcare costs will involve a significant degree of judgment and will be subject to a number of inherent uncertainties and assumptions. Such actuarial methods are consistently applied, centrally controlled, and are based upon various data points, including historical submissions and payment data, cost trends, patient and product mix, seasonality, utilization of healthcare services, contracted service rates and other factors for our consumers. Our ability to accurately estimate such costs will depend on various factors, many of which are not within our control, including:

●	the utilization rates of medical facilities and services;
●	the cost of medical services (including as a result of labor market constraints);

●	the use or cost of prescription drugs, in particular the increased use of specialty prescription drugs;
●	the introduction or widespread adoption of new or costly treatments, including new technologies;
●	membership mix;
●	variances in actual versus estimated levels of cost associated with new products, benefits, lines of business, product changes or benefit level changes;
●	changes in the demographic characteristics of an account or market;
●	changes in economic conditions;
●	changes or reductions related to utilization management functions such as preauthorization of services, concurrent review, or requirements for physician referrals;
●	changes in pharmacy volume rebates received from drug manufacturers;
●

catastrophes, including acts of terrorism, pandemics (such as the COVID-19 pandemic and other similar unforeseen cost drivers), epidemics or severe weather (e.g., hurricanes, wildfires or earthquakes, including those as a result of climate change);

●	medical cost inflation; and
●	potential changes in legislation or other rules and regulations, such as changes in government mandated benefits or consumer eligibility criteria.

The impact of many of these items on the ultimate costs for claims is difficult to estimate, and they could have a material impact on our future business. In addition, the lack of historical data on which our assumptions will initially be based may not necessarily be indicative of the actual costs of claims due to our rapid growth in consumer enrollment and our recent expansion into new businesses and markets. Because we will be a new entrant in the market, we will be forced to use demographic data rather than our own patient data from which to estimate our potential medical claims liability.

We will set our premiums and benefits for twelve-month periods several months prior to the commencement of the premium period and will not be freely able to change our premiums during such period, consistent with industry practice. Our inability to implement changes in premium rates within a given period is also governed by federal and state regulatory agencies. If our medical costs exceed our estimates, we will not be able to recover the difference through higher premiums, and our results of operations and financial condition could be adversely affected.

We plan to offer one or more special needs plans or SNPs in 2026. While such plans typically result in higher payments from CMS, they also may carry greater risk in estimating the costs of such plans. Failure to properly define the benefits so that they don’t exceed CMS payments will be critical to our success in offering such plans.

Conversely, if we set our premium rates too high, our existing membership may decline, or we may not grow our membership. We will operate in a competitive industry, and while health plans compete on the basis of many factors, including service, breadth of benefits, and the quality and depth of provider networks, we believe that price is and will continue to be the most significant driver in our and our competitors’ ability to attract consumers. If we do not appropriately price our products, our results of operations and financial condition could be materially and adversely affected. While service and breadth of benefits may be secondary to price, we believe there are certain benefits considered “table stakes” to be competitive.

The costs associated with the launch and development of Medical Advantage plans by our Elite Health business or failure to attain profitability in any newly launched or acquired businesses could negatively affect our results of operations.

Start-up costs, including legal, regulatory, compliance, hiring and other expenses associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, develop and establish infrastructure and required systems, and demonstrate our ability to process claims. We will also continue to incur costs in connection with the application and approval process and will be required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining a certificate of authority, winning the bid to provide services, building our provider network, or attracting and retaining members in sufficient numbers to cover our start-up costs, the new business could fail, or the losses we incur could impact our results of operations. The expenses associated with starting up a health plan in a new jurisdiction, expanding a health plan in an existing jurisdiction, or acquiring a new health plan, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We will primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays, uncertainties and disagreements regarding the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.

The reimbursement process is complex and can involve lengthy delays. Once operational we will recognize revenue when we provide services to patients but could from time-to-time experience delays in receiving the associated capitation payments or, for patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims. Further, the Medicare program and its reimbursement rates and rules, upon which many third-party payors base their reimbursement rate, are subject to frequent change. Retroactive adjustments may change amounts realized by third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays, uncertainties and disagreements regarding the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing and other costs related to resolving disagreements or uncertainties.

In addition, we expect that certain of our patients will be covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high-deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset with sufficient revenue.

CMS, the federal agency responsible for administering the Medicare program, made many recent changes to Medicare that indicate a tightening of regulations that reduce payments to and increase oversight of Medicare Advantage plans. CMS announced a 0.09% increase in payments to Medicare Advantage plans in 2027, an increase that falls short of historical averages. In addition, CMS announced changes that limit certain diagnoses from risk score calculations, which will reduce patient payments from CMS and is increasing audit staff with an intent to begin auditing all Medicare Advantage plans rather than just a subset of such plans. While CMS may relax certain of these requirements in the future, there can be no assurance that such increased costs and oversight won’t be permanent. If regulations change that impact our ability to bill sufficiently enough to make a profit, our financial condition and results of operations may be adversely affected.

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

The use of artificial intelligence (“AI”), data analytics, and other technologies are expected to become a key component in the administration and management of health plans and health care delivery. If we are not successful in utilizing AI initiatives and other advancements in technology in our business, we will not be able to compete effectively and business, reputation, or financial results could be adversely affected.

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

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. Changes in the interpretation or application of our contracts could reduce our profitability if we have detrimentally relied on a prior interpretation or application. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our potential profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results. Thus, any significant changes in existing health care laws or regulations could materially impact our future business, financial condition, cash flows, or results of operations.

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

The Company’s common stock is thinly traded on the OTCQB marketplace at present. This thin trading and relatively small non-affiliate float lead to a high level of volatility in reported sale prices. Investors in the Company’s common stock will have a limited ability to trade shares on the open market and, even if able to sell shares, could suffer significant market losses due to large swings in the prices of the shares. Many brokerage firms have significant restrictions related to depositing formerly restricted shares into investor accounts, which further impact an investors’ ability to sell their shares.

Our stock price has experienced significant volatility and may change significantly in the future, as a result you may not be able to resell shares of our common stock at or above the price investors paid or at all, and investors could lose all or part of their investment as a result.

The trading price of our common stock has been volatile in recent months and may continue to be volatile. The stock market can experience extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors may not be able to resell their shares at or above the price they paid for the stock.

Broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater because the public float and trading volume of our common stock is or remains low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. Class action lawsuits and other potential securities litigation could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of investors or securities analysts, which could materially adversely affect our stock price.

Our company did not consolidate any operating business units until November 2025, and as a result we have not reported revenue for the past several years. Our operating results will fluctuate from quarter to quarter in the future as we further develop our operations. In particular, we will be required to estimate incurred but not reported health care claims. Such estimated amounts will be based on actuarial calculations without the benefit of historical data and can fluctuate widely from period to period. While results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year, if we fail to show improvement in results in future periods, or to meet the expectations of investors or securities analysts, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors.

GENERAL RISK FACTORS

We are dependent on the leadership of the chief executive officer and other key employees of our operating subsidiaries. Moreover, if we are unable to attract and retain additional executives in the near term, our business could be negatively impacted.

The success of our business and the ability to execute our strategy are highly dependent on the efforts of Dr. Prasad Jeereddi, who is leading the effort to apply for and build the necessary infrastructure for Medicare Advantage plans in California and in the future other states, and our other key executive officers and employees. It will also be essential for the Company and its operating subsidiaries to broaden their base of knowledgeable executives in the near term to support its business growth and ultimately achieve profitability. The loss of the leadership, expertise, and experience of existing and future executives could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price, and could subject us to sanctions by regulatory authorities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Primarily because of the Company’s limited resources, and thus limited segregation of duties, the Company has disclosed material weaknesses in its financial controls and procedures for an extended period of time. We are currently taking steps to improve our internal control over financial reporting, although there can be no assurances that such weaknesses don’t reoccur in the future. If additional material weaknesses in our internal control over financial reporting continue for an extended period of time, the risk of material misstatements in our consolidated financial statements may increase and we could be required to restate our financial results.

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

Cybersecurity Risk Assessment

The CISO will be responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company will conduct regular risk assessments to identify, evaluate, and prioritize material cybersecurity risks to the Company, including its health plans and state contracts, shared services and IT operations, or business strategy. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

The following table displays the range of high and low closing prices for the Company’s Common Stock for the period from January 1, 2024 through December 31, 2025.

Period	High Bid	Low Bid
January 1 – March 31, 2024	1.00	.42
April 1 - June 30, 2024	.84	.41
July 1 – September 30, 2024	.77	.52
October 1 – December 31, 2024	1.94	.52

January 1 – March 31, 2025	1.00	.70
April 1 - June 30, 2025	1.50	.69
July 1 – September 30, 2025	1.40	.95
October 1 – December 31, 2025	1.50	1.10

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of April 8, 2026 there were 163 holders of record of the Company's Common Stock.

To date the Company has declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

During the year ended December 31, 2025, the Company did not purchase any of its own equity securities.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

2025 Compared to 2024

The Company acquired PSS in November 2025 and recorded revenue associated with leasing of employees and other consulting services to its health clinic customers of $1,024,000 for the two months ended December 31, 2025. No revenue was recorded in 2024. Costs of revenue, $906,000 in 2025, represent costs of employees and benefits billed to such customers. There were no patient revenue or expenses in 2026 or 2025.

SG&A increased by $2,164,000 or 121% from $1,793,000 in 2024 to $3,957,000 in 2025, due to costs associated with preparing for and making its application to the State of California to operate a Medicare Advantage plan. In addition, the Company incurred operating costs of PSS beginning in November 2025 including human resource, accounting, technical and management costs. Loss from investments in unconsolidated entities decreased from $524,000 in 2024 to nothing in 2025. The Company reported a net loss of $7,804,000 in 2025, as compared to $2,055,000 in 2024. The Company incurred no income tax expense or benefit in 2025 as compared to a benefit of $163,000 in 2024.

Liquidity and capital resources

At December 31, 2025, the Company had working capital of $3,144,000 as compared to $4,155,000 at December 31, 2024. Total assets increased by $2,343,000 from 2024 to 2025 principally due to goodwill and accounts receivable associated with the Company’s purchase of PSS as well as investment in software solutions for its Medicare Advantage business. Cash and cash equivalents at December 31, 2025, were $ 3,758,000 compared to $4,034,000 at December 31, 2024.

Net cash used by operating activities was $(2,940,000) in 2025, as compared to $(1,515,000) in 2024. Net cash provided by financing activities was $3,728,000 in 2025, associated primarily with common stock issued to acquire PSS and as part of a private placement to investors, compared to $4,820,000 in 2024.

For the year ended December 31, 2025, net cash used in investing activities was $(1,064,000) as compared to net cash of $263,000 provided by investing activities in 2024. The increase represents goodwill associated with the purchase of PSS as well as an investment in capitalized software and website costs to launch our Medicare Advantage plan in California.

The Company has determined that its best opportunity for long term success is to build on opportunities presented by Elite Health and concentrate its efforts and resources on establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California and other areas in the U.S. and to pursue other opportunities related to this activity. Elite Health is applying to operate initially in California, and later in other states, with the objective of addressing the growing number of Medicare eligible seniors in those markets.

The Company raised total proceeds of an aggregate of $3.7 and $4.8 million in private placements of shares in fiscal 2025 and 2024, respectively. As a result of these issuances, shares issued for board compensation and the acquisition of PSS, shares of the Company’s common stock outstanding at April 8, 2026, were 28,521,620.

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

The Company presently intends to use the net proceeds from the private placement principally to execute the plan to establish a managed care organization that will operate as a Medicare Advantage plan for seniors.

In fiscal year 2025, the Company incurred a net loss of $7,804,000 compared to $2,055,000 in fiscal year 2024. As of December 31, 2025, the Company had an accumulated deficit of $12,249,000, cash and cash equivalents of $3,758,000 and working capital of $3,144,000. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2025. However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. As noted above, the Company raised gross proceeds of approximately $3.7 million in fiscal 2025 to support this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital through 2026. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Revenue Recognition

The Company recorded revenue from customers of PSS following its acquisition in November 2025. Such revenue is primarily related to billing for the leasing of employees for health clinics in California.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has not identified any material weakness as of December 31, 2025.

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

During the year ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Dr. Prasad Jeereddi	78	CEO & Chairman of the Board

Alan Gold	81	Director

William F. Leimkuhler	74	Director

William St. Lawrence	56	Lead Director

Dr. Haranath Policherla	68	Director

Kenneth Minor	64	Chief Financial Officer

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

William F. Leimkuhler has served as director of the Company since May 1999. He also served as a director of GHS since 1984 through November 1999. From 2021 to 2024, Mr. Leimkuhler served as a senior vice president of Mutualink, Inc. (“Mutualink”), a privately owned provider of communications interoperability solutions for public safety and critical infrastructure organizations. He also served as Mutualink’s chief financial officer from 2017 to 2021. From 1999 to 2023, Mr. Leimkuhler served as the general counsel and director of business development to Paice LLC, a privately held developer of hybrid electric powertrains. In addition, he advises several technology-based companies on business, financial, and legal matters, including corporate and commercial transactions and intellectual property issues. From 1994 through 1999, Mr. Leimkuhler held various positions with Allen & Company LLC (“Allen”), a New York-based investment banking firm, initially serving as the firm’s general counsel. He served on the board of directors of Northern Power Systems Corp. from 2012 to 2019, including as Chairman from 2013. Since 2007, Mr. Leimkuhler has also served as a director of Argan, Inc. (“Argan”), which provides engineering, procurement and construction services for power plants and industrial facilities. He was appointed Chairman of the Board of Argan in August 2022.

William St. Lawrence has served as director of the Company since April 2023 and as lead director since August 2025. Since July 1, 2025, Mr. St. Lawrence has served as the VP of Growth and Strategy at Healios Integrative Health, a platform of chiropractic and integrative health clinics in the northeast. Prior to joining Healios, Mr. St. Lawrence served as the General Counsel and VP of Business Development at Cayster, Inc., a dental technology company. Mr. St. Lawrence served from February 2017 to August 2019, as the General Counsel and then interim CEO at Northern Power Systems (TSX), a VT-based renewable energy company. From September 2012 to December 2020, Mr. St. Lawrence was General Counsel and Chief Administrative Officer for Northeast Wireless Networks, a wholesale shared access cellular networks company acquired by AT&T in September 2018. From May 2021 until March 2024, Mr. St. Lawrence also served as a director of Sonic Foundry Inc.

Dr. Haranath Policherla has served as a director since July 2025. Dr. Policherla is a seasoned neurologist and healthcare leader with over three decades of clinical experience, As President of the Pointe Neurology & Michigan Center for Sleep Disorders from 1990 to present, Dr. Policherla brings expertise in neurology, sleep medicine, and neurorehabilitation. From 2005 to 2016 he served as Vice Chairman of a global hospital group and held roles in medical infrastructure development. Recognized with prestigious awards for his contributions in medicine, community service, and film, he is also an advocate for Telugu culture and an accomplished producer, writer, and actor in the film industry.

Kenneth A. Minor has been our Chief Financial Officer since July 2025 and Secretary since April 2024. Mr. Minor provides fractional CFO and other financial consulting services through Spotlight CFO Services to other organizations, a firm he founded in August 2019. Prior to starting Spotlight CFO Services, Mr. Minor served as Chief Financial Officer of Sonic Foundry Inc from June 1997 through May 2020. Mr. Minor is a certified public accountant and has a B.B.A. degree in accounting from Western Michigan University.

Pursuant to the Company’s bylaws, the Company’s Board of Directors is elected by the stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending board meetings. In view of the small size of the Company’s Board, it does not operate through committees, other than the Audit Committee. Instead, the full Board of Directors performs the functions typically performed by compensation and nominating committees.

Pursuant to the Company’s bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2025 all reporting persons were in compliance with reporting requirements with the exception of Dr. Policherla who was unable to file timely.

Item 11.	Executive Compensation.

The information below sets forth the compensation for the years ended December 31, 2025, 2024, and 2023 for the President of the Company.

Summary Compensation Table
Name and	Annual Compensation
Principal Position	Year	Salary

Alan Gold	2025	$-
President & Chairman	2024	$25,000
of the Board	2023	$125,000

Dr. Prasad Jeeredi	2025	$406,250
CEO & Chairman	2024	$125,000

Kenneth Minor	2025	$144,000

Employee Benefits; Employment Agreement

Mr. Gold was entitled to participate in the Company’s health and life insurance program until that benefit was terminated in February 2024. On July 10, 2024, Mr. Gold resigned from his position as President and Chairman of the Board of the Company, effective immediately.

Dr. Jeereddi was appointed President and Chairman of the Board in July 2024. Dr. Jeereddi received no cash compensation in 2024 and $50,000 in 2025. The remainder of compensation awarded Dr. Jeereddi was in the form of shares of common stock.

Director Compensation

In order to conserve cash during the development of our business, our directors, who are not officers or employees, received no cash compensation in 2024. Mr. St. Lawrence was appointed lead director in August 2025 and was compensated $2,000 per month. No other non-officer directors received cash compensation in 2025. The Board issued shares of stock to directors as compensation for 2025 and 2024 as follows: In addition, Messrs. St. Lawrence, Leimkuhler and Gold received an option to purchase 25,000 shares of common stock and Dr. Policherla received an option to purchase 10,500 shares. Each grant had an exercise price of $0.95 per share and vests fully on the first anniversary of the grant. Dr. Jeereddi received an option to purchase 125,000 shares with an exercise price of $0.95 per share which vest 33 1/3% on the first anniversary and monthly at a rate of 2.77% from month thirteen through month 36.

	Shares
Name	2024	2025
Dr. Prasad Jeereddi	250,000	375,000
William St. Lawrence	75,000	40,000
William F. Leimkuhler	75,000	40,000
Alan Gold	-	25,000
Dr. Haranath Policherla	-	10,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2026 certain information with respect to each beneficial owner of more than 5% of the Company’s Common Stock and each director and executive officer of the Company:

	Number of Shares
Name and Address	Beneficially	Percent of
of Beneficial Owner	Owned (1)	Class

Dr. Prasad Anjaneya Jeereddi (2)	3,582,379	12.60%
1131 W. 6th Street, Suite 225
Ontario, CA 91762

Alan Gold (3)	1,140,246	4.00%
13644 Maidstone Ln,
Potomac, MD 20854

William F. Leimkuhler	265,000	*
43 Salem Straits Road
Darien, CT 06820

William St. Lawrence	165,000	*
23 Ashland Street
Newburyport, MA 01950

Dr. Haranath Policherla	1,000,000	3.50%
936 Lakeshore Road
Grosse Pointe Shores, MI 48236

Kenneth Minor	-	-
S8479 Waters Edge Way
Prairie du Sac, WI 53578

Allen & Company Incorporated	1,578,489	5.50%
711 Fifth Avenue
New York, NY 10022

All directors and officers of the Company	6,152,625	21.60%
as a group (2) (six persons)

*	Less than 1%.

(1)	Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2)	Includes 222,114 shares held by an entity of which Dr. Jeereddi is a managing member and a majority equity holder.

(3)	Includes 1,140,246 shares held jointly by Mr. Gold and his wife as joint tenants with right of survivorship.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest during the last two completed fiscal years or that is currently proposed.

The Company used the services of PSS until the acquisition of PSS in November 2025. The Company issued 3,158,000 shares of the Company’s common stock to the former shareholders of PSS in exchange for all previously issued and outstanding capital stock of PSS.

The PSS transaction was a related party transaction as defined in Item 404(a) of Regulation S-K as Dr. Jeereddi serves as the CEO of the Company and, collectively with his immediate family member, owned 90% of the outstanding capital stock of PSS. Dr. Jeereddi’s immediate family member also serves as the executive officer of PSS and is participating in the negotiation of the prospective PSS transaction. The remaining 10% is owned by an officer of PSS.

Item 14.	Principal Accounting Fees and Services.

Audit Fees. Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2025, and 2024, paid $105,000 and $99,000 to Mercurius & Associates LLP (formerly known as AJSH & Co LLP) for Audit Fees.

Audit-Related Fees. Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2025, and 2024, respectively, the Company incurred no audit related fees.

All Other Fees. All Other Fees represent fees for services rendered by the Company’s principal accountants other than those described above. For the years ended December 31, 2025, and 2024, the Company did not pay or accrue any amounts for these services.

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

2.1

Agreement and Plan of Reorganization, dated as of September 3, 2015, among U.S. Neurosurgical, Inc. (“USN”), U.S. Neurosurgical Holdings, Inc., (“Holdings”), and U.S. Neurosurgical Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K as filed September 3, 2015)

2.2

Share Exchange Agreement and Plan of Reorganization, dated as of October 1, 2021, between U.S. NeuroSurgical, Inc., EHP Plan, Inc. and all of the shareholders of EHP Plan, Inc. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K Current Report as filed October 6, 2021)

2.3

Share Exchange Agreement, dated as of November 27, 2023, between Holdings and certain shareholders of USN. (incorporated herein by reference to Exhibit 2.1 to our Form 8-K Current Report as filed November 27, 2023)

3.1	Form of Amended and Restated Certificate of Incorporation of U.S. NeuroSurgical Holdings, Inc. (“Holdings”) (incorporated herein by reference to Exhibit 3.1 to our Form 8-K as filed September 3, 2015)
3.2	Form of Amended and Restated Bylaws of Holdings (incorporated herein by reference to Exhibit 3.2 to our Form 8-K as filed September 3, 2015)
4.1	Form of Stock Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Form 10 Registration Statement as filed July 1, 1999)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to our Form 10 Registration Statement as filed July 1, 1999) (Filed herewith)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

* Filed herewith

(c)	Financial Statement Schedules. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elite Health Systems Inc. (Registrant)

By	/s/ Dr. Prasad Jeereddi
Dr. Prasad Jeereddi
CEO & Chairman of the Board

By	/s/ Kenneth Minor
Kenneth Minor
CFO & Secretary

Dated: April 15, 2026

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2026	/s/ Dr. Prasad Jeereddi
Dr. Prasad Jeereddi
CEO & Chairman of the Board

April 15, 2026	/s/ Alan Gold
Alan Gold
Director

April 15, 2026	/s/ William F. Leimkuhler
William F. Leimkuhler
Director

April 15, 2026	/s/ William St. Lawrence
William St. Lawrence
Director

April 15, 2026	/s/ Dr. Haranath Policherla
Dr. Haranath Policherla
Director

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Contents

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Elite Health Systems, Inc. and its subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Elite Health Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has an accumulated deficit of $12,249,000 as of December 31, 2025, and the company has incurred a net loss of $7,804,000 and $2,055,000 for the year ended December 31, 2025, and 2024 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill

As described in Note H to the consolidated financial statements, the Company lost a key customer of one of its subsidiaries, which was considered as an event to assess Goodwill impairment as of December 31, 2025. Based on management’s evaluation of the subsidiary’s cash flows, the Company recorded goodwill impairment of $3,978,000.

Auditing the Company’s goodwill impairment was complex due to the significant judgment and estimation uncertainty involved in determining the fair value of the subsidiary. The significant assumptions used to estimate the fair value of the subsidiary included projected revenue growth, cash flow, discount rate etc. These significant assumptions are forward-looking and could be affected by future company-specific, economic and market conditions.

Addressing this matter involved performing procedures and evaluating audit evidence in forming our overall opinion on the financial statements. These procedures included, among others: (i) Obtaining an understanding of management’s process for impairment assessment; (ii) evaluating the appropriateness of management’s impairment assessment methodology; (iii) assessing the reasonableness of key assumptions used in the valuation; and (iv) assessing the adequacy of the Company’s disclosures related to the goodwill impairment.

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

We have served as the Company’s auditor since 2022.

New Delhi, India

April 15, 2026

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,758,000	$4,034,000
Stock subscription receivable	100,000	175,000
Accounts receivable from related parties	330,000	12,000
Other current assets	296,000	28,000
Total current assets	4,484,000	4,249,000

Non-current assets:
Goodwill	984,000	-
Website development costs	71,000
Capitalized software under development	1,081,000
Fixed asset	7,000
Operating lease right-of-use asset	37,000	72,000
Total property and equipment	2,180,000	72,000

TOTAL ASSETS	$6,664,000	$4,321,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	38,000	34,000
Accounts payable and accrued expenses	922,000	60,000
Customer advances from related parties	380,000	-
Total current liabilities	1,340,000	94,000

Operating lease right-of-use liability - net of current portion	-	38,000
Guarantee liability	11,000	11,000
Total liabilities	1,351,000	143,000

EQUITY
Common stock - par value $.01; 50,000,000 shares authorized; 28,521,620 and 19,984,924 shares issued and outstanding at December 31, 2025 and 2024, respectively.	285,000	200,000
Stock based compensation	66,000
Stock to be issued		238,000
Additional paid-in capital	17,211,000	8,185,000
Accumulated deficit	(12,249,000)	(4,445,000)
Total stockholders' equity	5,313,000	4,178,000

TOTAL LIABILITIES AND EQUITY	$6,664,000	$4,321,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Income
Revenue	1,024,000	-
Cost of revenue	$(906,000)	$-
	118,000	-

Costs and expenses:
Selling, general and administrative	3,957,000	1,793,000

Operating loss	(3,839,000)	(1,793,000)

Total other (expense) income
Interest income	13,000	9,000
Loss from loans to unconsolidated entities	-	(524,000)
Income (loss) from investments in unconsolidated entities, net	-	90,000
Impairment expense - goodwill	(3,978,000)	-
Total other expense	(3,965,000)	(425,000)

Loss before income taxes	(7,804,000)	(2,218,000)

Income tax benefit (provision)	-	163,000
Net loss	$(7,804,000)	$(2,055,000)

Basic and diluted net loss per share attributable to Elite Health Systems Inc.	$(0.35)	$(0.13)

Weighted average common shares outstanding, basic and diluted	22,613,625	15,377,274

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Number		Additional		(Accumulated
	of		Paid-In	Stock to	Deficit)	Total
	Shares	Amount	Capital	Be Issued	Retained Earnings	Equity

Balance - December 31, 2023	9,284,924	$93,000	$2,942,000	$-	$(2,390,000)	$645,000
Issuance of common stock	10,350,000	103,500	5,071,500			5,175,000
Common stock subscribed	350,000	3,500	171,500			175,000
Stock to be issued				238,000		238,000
Net loss for the year ended December 31,2024					(2,055,000)	(2,055,000)
Balance - December 31, 2024	19,984,924	$200,000	$8,185,000	$238,000	$(4,445,000)	$4,178,000
Issued from prior period				(238,000)		(238,000)
Issuance of common stock	8,536,696	85,000	9,026,000			9,111,000
Stock-based compensation expense			66,000			66,000
Net loss for the year ended December 31,2025				-	(7,804,000)	(7,804,000)
Balance - December 31, 2025	28,521,620	$285,000	$17,277,000	$-	$(12,249,000)	$5,313,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(7,804,000)	$(2,055,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,000
Amortization of operating lease right-of-use asset	35,000	13,000
Loss (income) from investments in unconsolidated entities, net	-	434,000
Stock-based compensation expense	569,000	-
Impairment of goodwill and intangible assets	3,978,000
Changes in:
Accounts receivable	58,000	-
Income taxes payable	-	(168,000)
Other current assets	(261,000)	35,000
Customer advances	(233,000)	-
Accounts payable and accrued expenses	671,000	239,000
Stock receivable	75,000	-
Operating lease right-of-use liability	(34,000)	(13,000)
Net cash used in operating activities	(2,940,000)	(1,515,000)

Cash flows from investing activities:
Advances to unconsolidated entities	-	(5,000)
Distributed earnings from unconsolidated entities	-	279,000
Distribution from unconsolidated entities outstanding	12,000	(11,000)
Capitalization of software development	(1,009,000)	-
Website development costs	(60,000)	-
Fixed assets	(7,000)	-
Net cash used in investing activities	(1,064,000)	263,000

Cash flows from financing activities:
Issuance of shares from prior period		(355,000)
Common stock issued	44,000	92,000
Additional capital from sale of common stock	3,684,000	5,083,000
Net cash provided by financing activities	3,728,000	4,820,000

Net change in cash and cash equivalents	(276,000)	3,568,000
Cash and cash equivalents - beginning of period	4,034,000	466,000
Cash and cash equivalents - end of period	$3,758,000	$4,034,000

Supplemental disclosure of noncash investing and financing activities
Stock subscriptions receivable	$100,000	$175,000
Common stock subscribed		(175,000)
Stock to be issued		238,000
Non-cash stock compensation	742,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Organization and Business

Elite Health Systems Inc, formerly U.S. NeuroSurgical Holdings, Inc., is focused on improving and providing access to healthcare and offering other healthcare related services through its wholly-owned subsidiaries, Elite Health Plan, Inc. and Physician Support Systems Inc. As used herein, unless the context indicates otherwise, the term "Company" and "Registrant" means Elite Health Systems Inc. and its wholly-owned subsidiaries, Elite Health Systems Holdings Inc. (“EHSH”), and the wholly-owned subsidiaries of USN, USN Corona, Inc., Elite Health Plan, Inc., Elite Health Plan of Nevada, Inc. and Physician Support Systems Inc.

Company Background.

The Company is focused on improving and providing access to healthcare and offering other healthcare related services. Through its subsidiaries the Company is developing and offering one or more Medicare Advantage plans and providing healthcare management solutions to physician and other health groups.

In October  2021, the Company’s wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation and, in exchange therefor, the former holders of which were issued newly-issued shares of EHSH, which at the time of the transaction represented 15% of the outstanding shares of EHSH.  In November 2023, the Company then entered into a Share Exchange Agreement with the holders of these minority interests in EHSH and as a result of this transaction EHSH became a wholly --owned subsidiary of the Company and the former minority holders of EHSH became owners in the aggregate of 15% of the Company.

Beginning in 2021, the Company through its subsidiaries dedicated resources to exploring the regulatory requirements and timelines to apply and secure licenses to operate a Medicare Advantage plan in California and Nevada. EHSH formed Elite Health Plan of Nevada, Inc. (“Elite Nevada”) to apply for a license to operate a Medicare Advantage plan in Nevada while Elite Health Plan, Inc. pursued a plan to establish a Medicare Advantage plan in California. The Company then determined it would be more expeditious to apply and secure a license in California and then, if and when appropriate, apply for a license in Nevada. Elite Health applied for a Knox-Keene license to offer managed health care plans in California in 2024, which was approved by the State of California and CMS the Centers for Medicare and Medicaid Services “(CMS”) in 2025. Elite Health and Elite Health Plan of Nevada, Inc. are wholly-owned subsidiaries of EHSH, are managed and operated in a similar manner. In California, Elite Health has developed a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice, and following licensure began onboarding members of its Medicare Advantage Plans in October 2025. Though it may do so in the future, Elite Health Plan of Nevada, Inc., at this time, has not taken any further steps to advance or submit an application for a Knox-Keene license to offer managed health care plans in Neveda.   Elite Health had no revenue through 2025 but began reporting revenue on January 1, 2026. There can be no assurance that the Company and Elite Health will be successful in maintaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

The Company’s headquarters are now located at 1131 W 6th Street, Suite 225, Ontario, CA  91762 and its telephone number is (949) 249-1170.

Note B - The Company and its Significant Accounting Policies

[1]    Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Elite Health Systems Inc and its wholly-owned subsidiaries, EHSH and the wholly owned subsidiaries of EHSH, U.S. NeuroSurgical Physics, Inc., USN Corona, Inc., Elite Health Plan, Inc., Elite Health Plan of Nevada, Inc. and Physician Support Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, aimed at increasing transparency in income tax reporting. It requires entities to disaggregate their effective tax rate reconciliation (using percentages and amounts) and income taxes paid, breaking them down by specific categories and jurisdictions. The pronouncement is effective for fiscal periods beginning after December 15, 2024. The Company has adopted the additional disclosure as of December 31, 2025.

In September 2025, FASB ASU 2025-06 modernizes internal-use software accounting by replacing rigid "project stage" rules with a principles-based framework aligned with agile development. It streamlines capitalization, integrates website development costs, and mandates clearer disclosures, effective for annual periods beginning after Dec. 15, 2027. The Company is currently evaluating the impact of ASU 2025-06.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation to noncontrolling interests in consolidated financial statements. The guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases and sales of equity interests that do not result in a change in control, to be accounted for as equity transactions. In addition, net (loss) income attributable to noncontrolling interests are to be included in net (loss) income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value, with any gain or loss recognized in net (loss) income.

All amounts are shown in nearest thousands in the Consolidated Financial Statements and accompanying notes therein.

Liquidity and Going Concern

In fiscal year 2025, the Company incurred a net loss of $7,804,000 compared to $2,055,000 in fiscal year 2024. The Company has received state and Federal approval to operate as a Medicare Advantage plan and began operating as a Medicare Advantage plan on January 1, 2026. As a result, it recorded no revenue from its health plan in 2025 and has significant expenses. The Company has funded operations through the sale of common stock. As of December 31, 2025, the Company had an accumulated deficit in stockholders’ equity of $12,249,000, cash and cash equivalents of $3,758,000 and a working capital of $3,144,000. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at December 31, 2025.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $14 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital in 2026. Additionally, the Company believes that these activities and resulting expenses can be managed to the level of cash resources on hand and expected to be raised. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

[2]    Revenue recognition:

The Company generated no revenue in 2025 and 2024 from its organic operations however, after acquiring PSS in November 2025, we began reporting revenue in November 2025 related primarily to employee leasing activities to healthcare clinics. PSS acts as an agent in arranging for services as a pass-through provider of direct payroll and benefits administration, and charges a percentage over such costs to cover human resource and information technology costs not directly related to individual clients. As a result, the Company follows ASC 606 Revenue from Contracts with Customers to account for revenue.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

[3]    Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[4]    Accounts receivable:

There were no accounts receivable for the year ended 2024 but with the acquisition of PSS we had a balance of $330,000 from customers for services provided healthcare related businesses.

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

Goodwill is evaluated on a qualitative basis as to the carrying value of goodwill was necessary. If the fair value of a reporting unit exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is determined to be higher than its estimated fair value, the excess is recognized as an impairment expense. At December 31, 2025 there was $4,962,000 of goodwill recorded related to the acquisition of PSS. There were changes in business operations of PSS since the acquisition in November 2025 that, while minor, suggested to management that they consider the fair value of goodwill. Accordingly, goodwill was considered impaired and adjusted to a fair value of $984,000. See Note H for more detail.

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

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

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

The Company has applied the accounting provisions for Accounting for Uncertainty in Income Taxes. (Topic 740) This accounting provision provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. If applicable, the Company records interest and penalties as a component of income tax expense. The Company had no uncertain material tax positions at December 31, 2025 and 2024. Tax years from January 1, 2020 to the current year remain open for examination by federal and state tax authorities.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

[12]    Earnings per share:

Earnings per share are computed by dividing earnings available to common stockholders by the weighted average shares outstanding for the period. There were no common stock equivalents during 2025 and 2024, and therefore, no potential dilution for the periods presented.

[13]    Advertising costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising costs in 2025 or 2024.

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

[15]    Fair values of financial instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, due from or to related parties, and accounts payable approximate fair value at December 31, 2025 and 2024 because of the short maturity of these financial instruments. The carrying values of the notes receivable and the obligations under finance leases, approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2025 and 2024.

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

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The tables below present financial information associated with our leases as of and for the years ended December 31, 2025, and 2024.

	Classification	December 31,
Assets		2025	2024
Current
Operating lease assets	Operating lease right-of-use asset	$37,000	$72,000
Total leased assets		$37,000	$72,000

Liabilities
Current
Finance lease liabilities	Obligations under finance lease - current portion	$-	$-
Operating lease liabilities	Operating lease right-of-use liability - current portion	$38,000	$34,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	-	38,000
Total lease liabilities		$38,000	$72,000

Lease Cost
Operating lease cost	Selling, general and administrative	$-	$-

Finance lease cost
Interest on lease liabilities	Interest expense	-	-

Sublease income	Interest income - sales-type sublease	-	-
Net lease cost		$-	$-

Maturity of lease liabilities (as of December 31, 2025)	Operating lease
2026	$39,000
Total	$39,000
Less amount representing interest	1,000
Present value of lease liabilities	$38,000
Discount rate	4.140%

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note C - Investments in Unconsolidated Entities

[1]	Boca Oncology Partners

During the first quarter of 2011, the Company, through the formation of a joint venture, in which it had a noncontrolling interest, participated in the formation of Boca Oncology Partners, LLC (“BOP”), for the purpose of owning and operating a cancer center in Boca Raton, Florida. In June 2011, Boca Oncology Partners RE, LLC (“BOPRE”), an affiliated entity, purchased an interest in Boca West IMP, LLC, (“Boca West IMP”), owner of a medical office building in West Boca, Florida in which BOP operates. BOP occupies 6,000 square feet of the 32,000 square foot building. The Company now holds a 23.1% ownership interest in BOPRE, which it accounted for under the equity method. The Company’s recorded investment in BOPRE is $0 and $189,000, at December 31, 2025 and 2024, respectively. During the year ended 2024, the Company and other partners of BOPRE decided to sell its shares of the building, resulting in a gain of $97,000 for the Company.

In September 2024, BOPRE sold its interest in Boca West IMP to the remaining members for $1,210,840, resulting in a gain to the Company of $97,000 during the quarter ended September 30, 2024.

[2]	CB Oncology Partners

CBOP was organized September 1, 2017, to acquire the rights of a new center in Cutler Bay, FL. Effective November 15, 2019, CBOP assumed, a loan with BB&T bank, that it had entered into in order to finance the purchase of equipment and build out of the new center, as well as the associated property and equipment. The Company and other investors were guarantors of the loan. In July 2020 CBOP and BB&T agreed to a reduction in the monthly payments for the life of the loan and an extension in the term of the loan to July of 2027.

During the years ended December 31, 2025 and 2024, the Company did not lend any additional funds to CBOP. This equity investment was fully impaired due to Equity Method accounting. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2025 and 2024, the Company’s equity in loss of CBOP was $261,000 and $278,000, respectively, but was not recorded due to prior losses.

Due to loans made to CBOP, CBOP is considered to be a variable interest entity of the Company.  However, as the Company is not deemed to be the primary beneficiary of CBOP, since it does not have the power to direct the operating activities that most significantly affect CBOP’s economic performance, the entity is not consolidated, but certain disclosures are provided herein.

The Company was approached by one of the investors in CBOP where the investor would pay off the outstanding loan, releasing the Company of its guarantee in exchange for the Company’s ownership interest in CBOP. The Company has evaluated the proposal and in return wrote off the remaining value of amounts due the Company from CBOP of $525,000. No action has been taken on the exchange.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Years Ended December 31,

	2025	2024

Patient revenue	$1,414,000	$1,475,000

Net loss	$(870,000)	$(974,000)

USNC's equity in loss of CBOP	$(261,000)	$(278,000)

CBOP Condensed Balance Sheet Information

	December 31,

	2025	2024

Current assets	$348,000	$347,000

Noncurrent assets	1,185,000	1,785,000

Total assets	$1,533,000	$2,132,000

Current liabilities	$4,648,000	$4,067,000

Noncurrent liabilities	3,263,000	3,572,000

Deficit	(6,378,000)	(5,507,000)

Total liabilities and deficit	$1,533,000	$2,132,000

Note D – Elite Health Plan, Inc.

Background. Elite Health Plan was formed in 2017 with the purpose of establishing a managed care organization that will develop and operate Medicare Advantage plans for seniors in California. In addition to obtaining the required authorizations, including a Knox-Keene license from California’s Department of Managed Health Care (“DMHC”), necessary for the operation of full service health plans in California, and approval from the Centers for Medicare & Medicaid Services (“CMS”), the Company is considering engaging in related business and health services to support this mission.

Medicare Advantage plans are offered by private companies and are regulated by the federal government and licensed by the state in which those companies operate. Now that its initial plans are approved for 2026 to operate in the California counties of San Bernadino, Riverside, and Los Angeles, it plans to expand the types of plans it provides to include special needs plans with the objective of addressing the growing number of Medicare eligible seniors in those markets and growing the number of members in its plans through a combination of marketing and other strategies. The Company ultimately expects to apply to the State of Nevada and other states. Because of the collective experience of its founders and affiliates as physicians, software executives, and health plan administrators, we believe that EHP will be positioned to bring to California and Nevada a comprehensive, community-based and cost-effective health care management service solution for these communities.

Filing in California.  The Company initially applied for a license to operate a Medicare Advantage plan in Nevada.  However, the Company determined that a reciprocity agreement between California and Nevada would result in a more expedient path to licensing in Nevada upon the securing of approvals in California first. For this reason, Elite Health applied for and obtained the Knox-Keene license in California, and secured necessary approvals from CMS in 2025.  The Company began operating as a Medicare Advantage plan in January 2026. Such license is subject to many attestations and audits and as a result there can be no assurance that such license can be maintained.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note E – 2025 Equity Incentive Plan

The Company’s stockholders approved the 2025 Equity Incentive Plan at a special meeting of stockholders on October 31, 2025. The plan provides for an aggregate maximum of 4,500,000 shares of common stock to be issued under the plan. At December 31, 2025, 398,000 options were outstanding under the plan with no options exercisable. The Company recorded non-cash equity expense of $66,000 in 2025 and had no expense in 2024. At December 31, 2025 there is $297,465 of unamortized expense to be recorded over 2.4 years.

	Number of Shares	Weighted Average Exercise Price	Aggregate Fair Market Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2024	-	-	-	-
Options granted	398,000	$0.95	$0.86	9.6
Options forfeited or expired	-	-	-	-
Options outstanding at December 31, 2025	398,000	$0.95	$0.86	9.6
Exercisable options at December 31, 2025	-

Assumptions included in the fair value per share calculations during the year ended December 31, 2025 were (1) expected life of 5.5 years; (2) five year treasury rate of 3.92%; and a (3) historical volatility rate of 139.97%

Note F – Internal Use Software

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

NOTE G – Acquisition of Physician Support Systems, Inc.

Following approval of the Company’s stockholders at a meeting held on October 31, 2025, the Company completed its acquisition of all of the outstanding shares of Physician Support Systems, Inc. from its stockholders in exchange for 3,158,000 new shares of its common stock. A Special Committee of the Board, composed entirely of disinterested directors of the EHSI Board, considered a number of factors that it viewed as supporting its decision to approve the Acquisition Agreement, including:

●	The Company believes the Acquisition will strengthen the Company’s health experience, access to providers and management team;
●	PSS is an operating business with revenue, creating a stronger set of financial statements of the Company;
●	The Board believes the addition of an operating business with significant provider connections and management expertise will benefit the Company’s business and thus the stockholders of the Company;
●	The Board believes the combined enterprise, the Company with PSS, will have greater access to capital and recognition by the public markets;
●	A stronger financial and operating company will likely be viewed positively by State and Federal regulators and the commercial insurance and healthcare markets;
●	The Special Committee believes the terms of the transaction are favorable to the Company;

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

The Company recorded the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values. The company attributed all the intangible assets to assembled workforce, expected synergies, strategic positioning, and other future economic benefits that do not meet the contractual or separability for recognition as distinct intangible assets under ASC 805. Accordingly, management concluded that all the intangible assets be allocated to goodwill.

The company assessed the significance of the acquisition and determined it did not meet the definition of a significant subsidiary as defined in Reg S-X, Rule 1-02(w). Accordingly, no proforma results are provided.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the date of the acquisition:

Fair Value
Assets acquired:
Due from clients	$783,127
Prepaid expense	6,581
Goodwill	4,962,304
Total assets acquired	5,752,012

Liabilities assumed:
Due to clients	612,752
Accounts payable	58,887
Credit cards and accrued liabilities	438,113
Total liabilities assumed	1,109,752
Total purchase price	$4,642,260

Note H – Goodwill impairment

Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. The Company determined that the loss of a customer of PSS was a circumstance that required a review of the carrying value of goodwill associated with the acquisition of PSS, despite the fact that the acquisition was completed just two months prior to the balance sheet date. As noted above in footnote G, the value considered by the Special Committee of the Board was primarily related to assembled workforce, expected synergies, strategic positioning, and other future economic benefits which are not easily quantified in a discounted cash flow analysis. The Company assessed the cash flow of the stand-alone PSS business and considered the going concern, lack of available debt capacity and anticipated equity returns an investor would require in a start-up business in evaluating the weighted average cost of capital in discounting such cash flows to present value. As a result, the Company adjusted goodwill to a newly calculated fair value of $984,000 and recorded the resulting impairment charge to goodwill of $3,978,000.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note I – Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2025		2024

Current taxes:
Federal	$		$-
State		-
Current taxes		-	-
Deferred taxes:
Federal		$-	$(163,000)
State		-	-
Deferred taxes		-	(163,000)
Income tax provision		$-	$(163,000)

A reconciliation of the tax provision calculated at the statutory federal income tax rate with amounts reported follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Income tax benefit at the federal statutory rate	$(1,639,000)	21.0%	$(466,000)	21.0%
State income tax, net of federal taxes	(529,000)	6.7	(106,000)	5.2
Permanent differences and other	37,000	(0.5)	(6,000)	0.3
True up to tax return for JV investments
Stock-based compensation shortfall	504,000	(6.4)
Variance-reversal of previous tax provision	-		163,000	(7.9)
Change in valuation allowance	1,627,000	(20.8)	252,000	(12.3)

Income tax benefit	$-	0%	$(163,000)	7.9%

Items which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax asset:
Basis differences in unconsolidated entities, including advances and loans to those entities	$230,000	$210,000
Net intangible assets and other capitalized costs	1,013,000
Net operating loss	1,015,000	499,000
Net effect of conversion from the accrual basis of accounting to the cash basis of accounting for tax purposes primarily related to accounts receivable, prepaid expense, deferred revenue, and accounts payable	63,000	11,000
Stock based compensation	19,000
Valuation allowance	(2,340,000)	(720,000)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, the State of Florida, the State of California, and the State of New York. With few possible exceptions, tax years from January 1, 2020 to the current year remain open for examination by federal and state tax authorities.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES

Note J – Commitments and Contingencies

[1]	Operating Leases:

The Company leases office space under an operating lease from November 1, 2024 through December 31, 2026 where the Company and its subsidiaries have maintained operations.

As discussed in Note B, the Company adopted Topic 842 as of January 1, 2019. Upon adoption of Topic 842, the Company's office lease remained an operating lease and a lease liability in the amount of $85,000 was recognized based on the present value of the remaining minimum lease payments, discounted using the Company’s incremental borrowing rate. The related lease ROU asset was recorded in the amount of $85,000, reflecting the present value of future minimum lease payments, adjusted for deferred rent. As of December 31, 2025, the operating lease right-of-use liability and asset amounted to $38,000 and $37,000, respectively. As of December 31, 2024, operating lease right-of-use liability and asset amounted to $76,000 and $72,000, respectively. Total operating lease expense for the years ended December 31, 2025 and 2024, was $38,000 and $40,000, respectively.

[2]	Guarantees:

Holdings is a guarantor of the full amount of the outstanding CBOP loan with BB&T Bank entered into in 2017, as described In Note C[2]. The outstanding balance on this loan was $854,000 and $1,358,000 at December 31, 2025 and 2024, respectively.

The Company expected any potential obligations from these guarantees to be reduced by the recoveries of the respective collateral and had recorded a liability of $11,000 at December 31, 2025 and 2024.

[3]	Product liability:

The Company does not directly provide medical services and as a result does not currently have professional medical liability insurance. The Company expects to add expects to add several categories of liability insurance once operations at Elite Health Plan, Inc. expand further.

Note K – Transactions with Related Parties

The Company recorded compensation with directors and officers of the Company for the year ended December 31, 2025 consisting of stock grants valued at $0.95 per share of 40,000 for each of directors St. Lawrence and Leimkuhler; 75,000 for Executive Director Ms. Reeher; and 375,000 for CEO and Board Chair, Dr. Jeereddi. Additionally, the Company awarded stock options to the Board of 25,000 each, or prorated for new director Dr. Policherla, 75,000 each for Mr. Minor and Ms. Reeher and 125,000 for Dr. Jeereddi.

During the year, the Company compensated PSS for services of Ms. Reeher and others as well as the sharing of rental space and other services. Dr. Jeereddi was the majority owner of PSS and Ms. Reeher is the Executive Director. PSS was acquired by the Company on November 4, 2025. In addition, each of the customers of PSS are companies with either a familial and or management relationship to Dr. Jeereddi. Accordingly, all revenue of $1,024,000 reported for fiscal 2025 comes from related parties.

Note L – Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates two operating segments, EHP and PSS, but that these segments meet the criteria for aggregation for reporting purposes as one reportable segment.

Note M – Subsequent Events

The Company has been in a contract dispute with a services provider. An agreement was reached to settle the matter for $30,000, subject to execution of a settlement agreement.