Form 10-Q
period 2026-03-31
Elite Health Systems Inc.
filed 2026-05-20
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

(909) 657-2705

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2026 was 28,521,620.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,602,000	$3,758,000
Other current assets	325,000	296,000
Accounts receivable from related parties	245,000	330,000
Stock subscriptions receivable	100,000	100,000
Total current assets	3,272,000	4,484,000

Non-current assets, net
Goodwill	984,000	984,000
Website development costs	66,000	71,000
Capitalized software under development	1,073,000	1,081,000
Fixed asset	10,000	7,000
Operating lease right-of-use asset	28,000	37,000
Total property and equipment	2,161,000	2,180,000

TOTAL ASSETS	$5,433,000	$6,664,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$29,000	$38,000
Accounts payable and accrued expenses	899,000	922,000
Claims incurred but not reported	94,000	-
Share pending issuance	100,000
Customer advances from related parties	240,000	380,000
Total current liabilities	1,362,000	1,340,000

Guarantee liability	11,000	11,000
Total liabilities	1,373,000	1,351,000

EQUITY
Common stock - par value $.01; 50,000,000 shares authorized; 28,521,620 and 28,521,620 shares issued and outstanding at March 31, 2026 and December 31, 2025.	285,000	285,000
Stock based compensation	107,000	66,000
Additional paid-in capital	17,211,000	17,211,000
Accumulated deficit	(13,543,000)	(12,249,000)
Total stockholders' equity	4,060,000	5,313,000

TOTAL LIABILITIES AND EQUITY	$5,433,000	$6,664,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Income
Revenue	$1,398,000	$-
Cost of revenue	(1,281,000)	-
	117,000

Costs and expenses:
Selling, general and administrative	1,415,000	427,000

Total	1,415,000	427,000

Operating loss	(1,298,000)	(427,000)

Total other income (expense)
Interest income (expense)	4,000	3,000
Total other (expense)	4,000	3,000

Net loss	(1,294,000)	(424,000)
Net loss attributable to Elite Health Systems Inc.	$(1,294,000)	$(424,000)

Basic and diluted net loss per share attributable to Elite Health Systems Inc	$(0.05)	$(0.02)

Weighted average common shares outstanding, basic and diluted	28,521,620	21,082,146

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
	Number		Additional		(Accumulated
	of		Paid-In	Stock to	Deficit)
	Shares	Amount	Capital	Be Issued	Retained Earnings	Total Equity

Balance - December 31, 2024	19,984,924	$200,000	$8,185,000	$238,000	$(4,445,000)	$4,178,000
Issued from prior period				(238,000)		(238,000)
Issuance of common stock	1,425,000	14,000	698,000			712,000
Net loss for the quarter ended March 31, 2025					(424,000)	$(424,000)
Balance March 31, 2025	21,409,924	214,000	8,883,000	-	(4,869,000)	$4,228,000

Balance -December 31, 2025	28,521,620	$285,000	$17,277,000	$-	$(12,249,000)	$5,313,000
Stock-based compensation expense			41,000			41,000
Net loss for the quarter ended March 31,2026	-	-	-		(1,294,000)	(1,294,000)
Balance - March 31, 2026	28,521,620	$285,000	$17,318,000	$-	$(13,543,000)	$4,060,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,294,000)	$(424,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of network development costs	10,000	-
Amortization of operating lease right-of-use asset	9,000	9,000
Stock-based compensation expense	41,000	-
Income from investments in unconsolidated entities, net	-	-
Changes in:
Stock subscription receivable	-	175,000
Other current assets	(29,000)	(5,000)
Accounts receivable	85,000	-
Accounts payable and accrued expenses	(23,000)	(44,000)
Claims incurred but not reported	94,000	-
Customer advances	(140,000)
Operating lease right-of-use liability	(9,000)	(8,000)
Net cash used in operating activities	(1,256,000)	(297,000)

Cash flows from investing activities:
Receipt of distributions outstanding		11,000
Capitalization of software development costs	-	(526,000)
Net cash provided by (used in) investing activities	-	(515,000)

Cash flows from financing activities:
Sale of Shares (not yet issued)	100,000	474,000
Net cash provided by (used in) financing activities	100,000	474,000

Net change in cash and cash equivalents	(1,156,000)	(338,000)
Cash and cash equivalents - beginning of period	3,758,000	4,034,000
Cash and cash equivalents - end of period	$2,602,000	$3,696,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Preparation

Organization and Business

Elite Health Systems Inc, formerly U.S. NeuroSurgical Holdings, Inc., is focused on improving and providing access to healthcare and offering other healthcare related services through its wholly-owned subsidiaries, Elite Health Plan, Inc. and Physician Support Systems Inc. As used herein, unless the context indicates otherwise, the term "Company" and "Registrant" means Elite Health Systems Inc. and its wholly-owned subsidiaries, Elite Health Systems Holdings Inc. (“EHSH”), and the wholly-owned subsidiaries of USN, USN Corona, Inc., Elite Health Plan, Inc., Elite Health Plan of Nevada, Inc. and Physician Support Systems Inc. (“PSS”).

Company Background.

The Company is focused on improving and providing access to healthcare and offering other healthcare related services. Through its subsidiaries the Company is developing and offering one or more Medicare Advantage plans and providing healthcare management solutions to physician and other health groups.

In October  2021, the Company’s wholly-owned subsidiary, Elite Health Systems Holdings Inc. (“EHSH”), acquired all of the outstanding shares of capital stock of Elite Health Plan, Inc., a California corporation and, in exchange therefor, the former holders of which were issued newly-issued shares of EHSH, which at the time of the transaction represented 15% of the outstanding shares of EHSH.  In November 2023, the Company then entered into a Share Exchange Agreement with the holders of these minority interests in EHSH and as a result of this transaction EHSH became a wholly - owned subsidiary of the Company and the former minority holders of EHSH became owners in the aggregate of 15% of the Company.

Beginning in 2021, the Company through its subsidiaries dedicated resources to exploring the regulatory requirements and timelines to apply and secure licenses to operate a Medicare Advantage plan in California and Nevada. EHSH formed Elite Health Plan of Nevada, Inc. (“Elite Nevada”) to apply for a license to operate a Medicare Advantage plan in Nevada while Elite Health Plan, Inc. pursued a plan to establish a Medicare Advantage plan in California. The Company then determined it would be more expeditious to apply and secure a license in California and then, if and when appropriate, apply for a license in Nevada. Elite Health applied for a Knox-Keene license to offer managed health care plans in California in 2024, which was approved by the State of California and CMS the Centers for Medicare and Medicaid Services “(CMS”) in 2025.  Elite Health and Elite Health Plan of Nevada, Inc. are wholly-owned subsidiaries of EHSH, are managed and operated in a similar manner.  In California, Elite Health has developed a network of providers who are well-versed in Medicare Advantage plans and addressing the healthcare needs of seniors in the communities in which they practice, and following licensure began onboarding members of its Medicare Advantage Plans in October 2025. Though it may do so in the future, Elite Health Plan of Nevada, Inc., at this time, has not taken any further steps to advance or submit an application for a Knox-Keene license to offer managed health care plans in Nevada.   Elite Health began reporting member revenue on January 1, 2026. There can be no assurance that the Company and Elite Health will be successful in maintaining the necessary licenses to operate Medicare Advantage plans in any jurisdiction or be effective in establishing the network of providers and developing the systems required to operate a managed care business.

In November 2025 the Company purchased all the outstanding stock of PSS from its former shareholders and began operations as part of EHSI providing a suite of tailored healthcare management solutions to medical practices that enhance operational efficiency, compliance, and patient care.

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

Liquidity and Going Concern

In fiscal year 2025, the Company incurred a net loss of $7,804,000 compared to $2,055,000 in fiscal year 2024. The Company has received state and Federal approval to operate as a Medicare Advantage plan and began operating as a Medicare Advantage plan on January 1, 2026. As a result, it recorded no revenue from its health plan in 2025 and has significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $13,543,000 and $12,249,000  at March 31, 2026 and December 31, 2025, respectively; cash and cash equivalents of $2,602,000 and $3,758,000 at March 31, 2026 and December 31, 2025, respectively; and working capital of $1,910,000 and $3,144,000 at March 31, 2026 and December 31,2025, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2026.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $14 million in support of this business opportunity through the sale of its Common Stock in private placements and will need additional capital in 2026. The Company is evaluating different approaches to raise the capital that it will require, as well as other strategic options to support operations. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended March 31, 2026 and 2025 was net loss for the periods and issuance of common stock.

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

The tables below present financial information associated with our leases.

	Classification	March 31,
		2026	2025
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$28,000	$63,000
Total leased assets		$28,000	$63,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$29,000	$35,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$-	$29,000
Total lease liabilities		$29,000	$64,000

Lease Cost
Operating lease cost	Selling, general and administrative	$9,000	$9,000
Net lease expense		$9,000	$9,000

Operating
Maturity of lease liabilities (as of March 31, 2025)	lease
2026	29,000
Total	$29,000
Less amount representing interest	-
Present value of lease liabilities	$29,000
Discount rate	4.140%

Note B- CB Oncology Partners

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

During the years ended December 31, 2025 and 2024, the Company did not lend any additional funds to CBOP. This equity investment was fully impaired due to Equity Method accounting. These allowances and write-offs were recorded as losses from investments in unconsolidated entities. For the years ended December 31, 2025 and 2024, the Company’s equity in loss of CBOP was $261,000 and $278,000, respectively, and for the quarters ended March 31, 2026 and 2025 the equity in loss of CBOP was $80,000 and $92,000, respectively. Such losses were not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Three Months Ended
	March 31,
	2026	2025

Patient revenue	$213,000	$285,000

Net (loss) income	$(266,000)	$(305,000)

EHSHI's equity in (loss) income of CBOP	$(80,000)	$(92,000)

CBOP Condensed Balance Sheet Information

	March 31,	December 31,
	2026	2025

Current assets	$296,000	$348,000

Noncurrent assets	1,033,000	1,185,000

Total assets	$1,329,000	$1,533,000

Current liabilities	$4,341,000	$4,648,000

Noncurrent liabilities	3,635,000	3,263,000

Deficit	(6,647,000)	(6,378,000)

Total liabilities and deficit	$1,329,000	$1,533,000

Note C – Elite Health

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

Note D – 2025 Equity Incentive Plan

The Company’s stockholders approved the 2025 Equity Incentive Plan at a special meeting of stockholders on October 31, 2025. The plan provides for an aggregate maximum of 4,500,000 shares of common stock to be issued under the plan. At December 31, 2025, 398,000 options were outstanding under the plan with no options exercisable. The Company recorded non-cash equity expense of $41,000 and $0 in the quarters ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025 there was $237,000 and $297,000, respectively, of unamortized expense to be recorded over 2.4 years.

	Three Months Ended March 31,
	2026	2025
Expected life (in years)	5.5	-
Expected volatility	139.3%	-
Dividend yield	0.0%	-

	Number of Shares	Weighted Average Exercise Price	Aggregate Fair Market Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2025	398,000	$0.95	$0.86	9.6
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2026	398,000	$0.95	$0.86	9.4
Exercisable at March 31, 2026	-

Note E – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended March 31, 2026, and 2025, respectively.

NOTE F – Acquisition of Physician Support Systems, Inc.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed on the date of the acquisition :

Fair Value
Assets acquired:
Due from clients	$783,127
Prepaid expense	6,581
Goodwill	4,962,304
Total assets acquired	5,752,012

Liabilities assumed:
Due to clients	612,752
Accounts payable	58,887
Credit cards and accrued liabilities	438,113
Total liabilities assumed	1,109,752
Total purchase price	$4,642,260

Note G – Goodwill impairment

Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. The Company determined that the loss of a customer of PSS was a circumstance that required a review of the carrying value of goodwill associated with the acquisition of PSS, despite the fact that the acquisition was completed just two months prior to the balance sheet date. As noted above in footnote G, the value considered by the Special Committee of the Board was primarily related to assembled workforce, expected synergies, strategic positioning, and other future economic benefits which are not easily quantified in a discounted cash flow analysis. The Company assessed the cash flow of the stand-alone PSS business and considered the going concern, lack of available debt capacity and anticipated equity returns an investor would require in a start-up business in evaluating the weighted average cost of capital in discounting such cash flows to present value. As a result, the Company adjusted goodwill to a newly calculated fair value of $984,000 and recorded the resulting impairment charge to goodwill of $3,978,000 at December 31, 2025. There were no events or changes in circumstances to indicate that the fair value of these assets is less than the carrying value at March 31, 2026.

Note H – Segment Reporting

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

Note I – Transactions with Related Parties

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

During the year ended December 31, 2025 and the quarter ended March 31, 2026, the Company compensated PSS for services of Ms. Reeher and others as well as the sharing of rental space and other services. Dr. Jeereddi was the majority owner of PSS and Ms. Reeher was the Executive Director. PSS was acquired by the Company on November 4, 2025. In addition, each of the customers of PSS are companies with either a familial and or management relationship to Dr. Jeereddi. Accordingly, revenue associated with PSS of $1,398,000 and $1,024,000 reported for the quarter ended March 31, 2026 and the year ended December 31, 2025, respectively, comes from related parties.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Condensed Consolidated Financial Statements of Elite Health Systems Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the Condensed Consolidated Financial Statements. A summary of those significant accounting policies can be found in Note B to the Consolidated Financial Statements, in our 2025 Annual Report on Form 10-K. In particular, judgment is used in areas such as determining and assessing possible asset impairments, including investments in, and advances, to unconsolidated entities.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Recent events

None

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Selling, general, and administrative expenses of $1,165,000 for the first quarter of 2025 were 148% higher than the $427,000 incurred during the comparable period in 2025, due mostly to the acquisition of PSS and an increase in cost at EHP now that the health plan is operating.

During the three months ended March 31, 2026 and 2025 the Company recorded no income tax benefit or provision.

For the three months ended March 31, 2026, the Company reported a net loss of $1,355,000 as compared to $424,000 for the same period a year earlier. The net loss was primarily due to the acquisition of PSS.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the three months ended March 31, 2026, was $1,256,000 as compared to $461,000 for the same period a year earlier. This change is primarily due to the Company’s acquisition of PSS and higher expenses of EHP now that the plan has begun operations.

The Company raised total proceeds of an aggregate of $100,000 and $474,000 during the quarters ended March 31, 2026 and 2025, respectively. As a result of these issuances, as of March 31, 2026, there were outstanding 28,521,620 shares of the Company’s Common Stock.

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

The Company incurred a net loss of $7,804,000 compared to $2,055,000  in fiscal year 2024 with a further loss of $1,294,000 during the quarter ended March 31, 2026 as a result of the launch on January 1, 2026 of its EHP’s Medicare Advantage plans. As a result, it has limited revenue and significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $13,543,000 and $12,249,000  at March 31, 2026 and December 31, 2025, respectively; cash and cash equivalents of $2,602,000 and $3,758,000 at March 31, 2026 and December 31, 2025, respectively; and working capital of $1,849,000 and $3,144,000 at March 31, 2026 and December 31,2025, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at March 31, 2026. The Company raised an additional $3.7 million through the private sale of shares of Common stock in fiscal 2025 to support its plan, bringing the total outstanding to 28,521,620 shares as of March 31, 2026 and  December 31, 2025.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $14 million in support of this business opportunity through the sale of its Common Stock in private placements and will need additional capital in 2026. The Company is evaluating different approaches to raise the capital that it will require, as well as other strategic options to support operations. Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, there can be no assurance that sources of capital will be available to the Company at that time or, if available, can be obtained on terms favorable to the Company.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The factors listed under the caption “Risk Factors” in Annual Report on our Form 10-K for the fiscal year ended December 31, 2025, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should carefully consider these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

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

All forward looking statements should be considered in the context of the risks and other factors described above and in "Risk Factors" (Part I, Item 1A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025), and "Management’s Discussion and Analysis" (Part I, Item 2 of this Form 10-Q).  We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified no material weakness as of March 31, 2026

Changes in Internal Control over Financial Reporting

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

32.1

Certifications of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 in iXBRL (Inline eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Health Systems, Inc. (Registrant)

Date: May 20, 2026	By	/s/ Dr. Prasad Jeereddi
Prasad Jeereddi
Director, President and CEO

	By	/s/ Kenneth Minor
Kenneth Minor
CFO and Secretary