Form 10-Q
period 2026-06-30
Elite Health Systems Inc.
filed 2026-08-19
CIK 1089815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 19, 2026 was 28,521,620.

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,302,000	$3,758,000
Other current assets	253,000	296,000
Accounts receivable from related parties	173,000	330,000
Stock subscriptions receivable	100,000	100,000
Total current assets	1,828,000	4,484,000

Non-current assets
Goodwill	984,000	984,000
Website development costs	60,000	71,000
Capitalized software under development	1,017,000	1,081,000
Fixed asset	9,000	7,000
Operating lease right-of-use asset	19,000	37,000
Total property and equipment	2,089,000	2,180,000

TOTAL ASSETS	$3,917,000	$6,664,000

LIABILITIES
Current liabilities:
Operating lease right-of-use liability - current portion	$19,000	$38,000
Accounts payable and accrued expenses	857,000	922,000
Claims incurred but not reported	92,000	-
Shares pending issuance	153,000
Customer advances from related parties	216,000	380,000
Total current liabilities	1,337,000	1,340,000

Guarantee liability	11,000	11,000
Total liabilities	1,348,000	1,351,000

EQUITY
Common stock - par value $.01; 50,000,000 shares authorized; 28,521,620 and 28,521,620 shares issued and outstanding a June 30, 2026 and December 31, 2025.	285,000	285,000
Stock based compensation	148,000	66,000
Additional paid-in capital	17,211,000	17,211,000
Accumulated deficit	(15,075,000)	(12,249,000)
Total stockholders' equity	2,569,000	5,313,000

TOTAL LIABILITIES AND EQUITY	$3,917,000	$6,664,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Income
Revenue	$1,310,000	$-	$2,707,000	$-
Cost of revenue	1,142,000	-	2,422,000	-
	168,000	-	285,000	-

Costs and expenses:
Selling, general and administrative	1,709,000	445,000	3,124,000	872,000

Total	1,709,000	445,000	3,124,000	872,000

Operating loss	(1,541,000)	(445,000)	(2,839,000)	(872,000)

Total other income (expense)
Interest expense	9,000	4,000	13,000	7,000
Total other (expense)	9,000	4,000	13,000	7,000

Net loss	$(1,532,000)	$(441,000)	$(2,826,000)	$(865,000)

Basic and diluted net loss per share attributable to Elite Health Systems Inc	$(0.05)	$(0.02)	$(0.10)	$(0.04)

Weighted average common shares outstanding, basic and diluted	28,521,620	21,409,924	28,521,620	21,246,941

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
	Number		Additional			(Accumulated
	of		Paid-In	Stock-based	Stock to	Deficit)
	Shares	Amount	Capital	Compensation	Be Issued	Retained Earnings	Total Equity

Balance - December 31, 2024	19,984,924	$200,000	$8,185,000	$-	$238,000	$(4,445,000)	$4,178,000
Issued from prior period					(238,000)		(238,000)
Issuance of common stock	1,425,000	14,000	698,000	-			712,000
Net loss for the quarter ended March 31, 2025						(424,000)	(424,000)
Balance -March 31, 2025	21,409,924	$214,000	$8,883,000	$-	$-	$(4,869,000)	$4,228,000
Net loss for the quarter ended June 30, 2025	-	-	-	-		(441,000)	(441,000)
Balance -June 30, 2025	21,409,924	214,000	8,883,000	-	-	(5,310,000)	3,787,000

Balance -December 31, 2025	28,521,620	$285,000	$17,211,000	$66,000	$-	$(12,249,000)	$5,313,000
Stock-based compensation expense				41,000			41,000
Net loss for the quarter ended March 31, 2026	-	-	-	-	-	(1,294,000)	(1,294,000)
Balance - March 31, 2026	28,521,620	$285,000	$17,211,000	$107,000	$-	$(13,543,000)	$4,060,000
Stock-based compensation expense				41,000			41,000
Net loss for the quarter ended June 30, 2026	-					(1,532,000)	(1,532,000)
Balance - June 30, 2026	28,521,620	$285,000	$17,211,000	$148,000	$-	$(15,075,000)	$2,569,000

See accompanying notes to the consolidated financial statements

ELITE HEALTH SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,826,000)	$(865,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of network development costs	73,000	-
Amortization of operating lease right-of-use asset	18,000	17,000
Stock-based compensation expense	82,000	-
Income from investments in unconsolidated entities, net	-	-
Changes in:
Accounts receivable	157,000	-
Other current assets	43,000	(12,000)
Stock subscription receivable		175,000
Accounts payable and accrued expenses	(65,000)	-
Claims incurred but not reported	92,000	-
Operating lease right-of-use liability	(19,000)	71,000
Customer advances	(164,000)	(17,000)
Net cash used in operating activities	(2,609,000)	(631,000)

Cash flows from investing activities:
Receipt of distributions outstanding	-	11,000
Capitalization of software development costs	-	(767,000)
Net cash provided by (used in) investing activities	-	(756,000)

Cash flows from financing activities:
Sale of Shares (not yet issued)	153,000	460,000
Issuance of common stock	-	14,000
Net cash provided by (used in) financing activities	153,000	474,000

Net change in cash and cash equivalents	(2,456,000)	(913,000)
Cash and cash equivalents - beginning of period	3,758,000	4,034,000
Cash and cash equivalents - end of period	$1,302,000	$3,121,000

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

Liquidity and Going Concern

In fiscal year 2025, the Company incurred a net loss of $7,804,000 compared to $2,055,000 in fiscal year 2024. The Company has received state and Federal approval to operate as a Medicare Advantage plan and began operating as a Medicare Advantage plan on January 1, 2026. As a result, it recorded no revenue from its health plan in 2025 and has significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $15,075,000 and $12,249,000 at June 30, 2026 and December 31, 2025, respectively; cash and cash equivalents of $1,302,000 and $3,758,000 at June 30, 2026 and December 31, 2025, respectively; and working capital of $491,000 and $3,144,000 at June 30, 2026 and December 31,2025, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2026.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $14 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital in 2026. However, the Company is operating in a highly competitive business environment with complex regulatory and operational challenges. In order to be successful, the Company must significantly increase its health care membership and hire additional key members of management, both of which will take significant capital and time. As a result, the Board of Directors authorized management to consider and pursue strategic alternatives involving the Company. The strategic review authorized by the Company’s Board of Directors will include consideration of potential equity or debt capital, selling certain assets, including one or more of its operating businesses, or other strategic financings or transactions, such as a merger or disposition of all of its assets. No timetable has been established to achieve any transaction and there can be no assurance that any strategic transaction, if implemented, will result or result in an increase in stockholder value. The Company may terminate its review at any time and may ultimately determine not to pursue a strategic transaction.

Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, failure to consummate a strategic transaction, including a financing, merger, sale or disposition of all or substantially all of its assets, or other strategic alternative, could have a material adverse effect on the Company’s liquidity, financial condition and ability to continue operations. There can be no assurance that any such transaction will be completed on acceptable terms, or at all.

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

Consolidated results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. The only change to the Company’s equity in the three months ended June 30, 2026 and 2025 was net loss for the periods, issuance of common stock, and stock-based compensation.

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

The tables below present financial information associated with our leases.

	Classification	June 30,
		2026	2025
Assets
Long-term
Operating lease assets	Operating lease right-of-use asset	$19,000	$55,000
Total leased assets		$19,000	$55,000

Liabilities
Current
Operating lease liabilities	Operating lease right-of-use liability - current portion	$19,000	$36,000

Long-term
Operating lease liabilities	Operating lease right-of-use liability - net of current portion	$-	$19,000
Total lease liabilities		$19,000	$55,000

Lease Cost
Operating lease cost	Selling, general and administrative	$18,000	$17,000
Net lease expense		$18,000	$9,000

Maturity of lease liabilities (as of March 31, 2025)	Operating lease
2026	19,000
Total	$19,000
Less amount representing interest	-
Present value of lease liabilities	$19,000
Discount rate	4.140%

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

For the six-months ended June 30, 2026 the Company’s equity in loss of CBOP was $36,000 compared to an equity in loss of  $109,000 during the same period in 2025, but was not recorded due to prior losses.

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

The following table presents the summarized financial information of CBOP:

CBOP Condensed Income Statement Information

	Six Months Ended
	June 30,
	2026	2025

Patient revenue	$808,000	$696,000

Net income (loss)	$(119,000)	$(456,000)

EHSHI's equity in income (loss) of CBOP	$(36,000)	$(109,000)

CBOP Condensed Balance Sheet Information

	June 30,	December 31,
	2026	2025

Current assets	$561,000	$348,000

Noncurrent assets	881,000	1,185,000

Total assets	$1,442,000	$1,533,000

Current liabilities	$4,342,000	$4,648,000

Noncurrent liabilities	3,596,000	3,263,000

Deficit	(6,496,000)	(6,378,000)

Total liabilities and deficit	$1,442,000	$1,533,000

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

Note D – 2025 Equity Incentive Plan

The Company’s stockholders approved the 2025 Equity Incentive Plan at a special meeting of stockholders on October 31, 2025. The plan provides for an aggregate maximum of 4,500,000 shares of common stock to be issued under the plan. At December 31, 2025, 398,000 options were outstanding under the plan with no options exercisable. The Company recorded non-cash equity expense of $41,000 and $0 in the quarters ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025 there was $196,000 and $297,000, respectively, of unamortized expense to be recorded over 2.1 years.

	Three Months Ended June 30,
	2026	2025
Expected life (in years)	5.5	-
Expected volatility	139.3%	-
Dividend yield	0.0%	-

	Number of Shares	Weighted Average Exercise Price	Aggregate Fair Market Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2025	398,000	$0.95	$0.86	9.6
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2026	398,000	$0.95	$0.86	9.1
Exercisable at June 30, 2026	-

Note E – Income Taxes

The Company’s income tax rate, which includes federal and state income taxes, was 0%, for each of the three months ended June 30, 2026, and 2025, respectively.

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

Note G – Goodwill impairment

Goodwill and intangible assets that have indefinite useful lives are recorded at cost and are not amortized but, instead, tested at least annually for impairment. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of these assets is less than the carrying value. The Company determined that the loss of a customer of PSS was a circumstance that required a review of the carrying value of goodwill associated with the acquisition of PSS, despite the fact that the acquisition was completed just two months prior to the balance sheet date. As noted above in footnote G, the value considered by the Special Committee of the Board was primarily related to assembled workforce, expected synergies, strategic positioning, and other future economic benefits which are not easily quantified in a discounted cash flow analysis. The Company assessed the cash flow of the stand-alone PSS business and considered the going concern, lack of available debt capacity and anticipated equity returns an investor would require in a start-up business in evaluating the weighted average cost of capital in discounting such cash flows to present value. As a result, the Company adjusted goodwill to a newly calculated fair value of $984,000 and recorded the resulting impairment charge to goodwill of $3,978,000 at December 31, 2025. There were no events or changes in circumstances to indicate that the fair value of these assets is less than the carrying value at June 30, 2026.

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

During the years ended December 31, 2025 and the quarter ended June 30, 2026, the Company compensated PSS for services of Ms. Reeher and others as well as the sharing of rental space and other services. Dr. Jeereddi was the majority owner of PSS and Ms. Reeher was the Executive Director. PSS was acquired by the Company on November 4, 2025. In addition, each of the customers of PSS are companies with either a familial and or management relationship to Dr. Jeereddi. Accordingly, revenue associated with PSS of $3,269,000 and $1,024,000 reported for the quarter ended June 30, 2026 and the year ended December 31, 2025, respectively, comes from related parties.

As noted in Note J below, the Company entered into a note and warrant agreement with Dr. Jeereddi.

Note J – Subsequent Events

On July 31, 2026, the independent members of the board of directors of Elite Health Systems Inc. (the “Registrant”) approved entering into a $525,000 subordinated note and warrant agreement (the “Note Agreement”) with Dr. Prasad Jeereddi, the Company’s CEO and chair. The note is due on July 31, 2027, is unsecured, carries an interest rate of 10% per annum and includes a 2% prepayment penalty.

The Company simultaneously entered into a warrant agreement with Dr. Jeereddi to purchase up to 110,526 shares of the Company’s common stock at an exercise price of $0.95 per share through the maturity date of July 31, 2031. The warrant may be exercised in whole or in part at any time up to the maturity date, including on a cashless basis in the event the shares issuable pursuant to the warrant are not registered at the point of exercise. Shares issuable pursuant to the warrant are not currently registered and accordingly carry certain restrictions on transfer.

The Note Agreement provides that the Registrant may accept additional investment, on the same terms, of up to an aggregate of $1.5 million.

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

Recent events

None

Results of Operations

Three Months ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Policy revenue was $162,000 and $0, for the three months ended June 30, 2026, and 2025, respectively. The amount in 2026 was due to the fact that Elite began serving Medicare Advantage policy holders in 2026. Policy expenses for the same period was $183,000 and $0 respectively, mostly because in 2026 Elite began serving Medicare Advantage policy holders.

Revenue attributed to services was $1,310,000 and $0 for the three months ended June 30, 2026, and 2025, respectively due to the acquisition of PSS. Cost of revenue for the same period was $496,000 and $0, respectively.

Selling, general, and administrative expenses of $1,709,000 for the second quarter of 2026 were 149% higher than the $445,000 incurred during the comparable period in 2025, due mostly to the continued investment in Elite.

During the three months ended June 30, 2026 and 2025, the Company recorded no income tax benefit or provision.

For the three months ended June 30, 2026, the Company reported a net loss of $1,532,000 as compared to $441,000 for the same period a year earlier. The net loss was primarily due to the continued investment in Elite above the generation of any revenue.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Policy revenue was $334,000 and $0, for the six months ended June 30, 2026, and 2025 respectively. The amount in 2026 was due to the fact that Elite began serving Medicare Advantage policy holders in 2026. Policy expenses for the same period was $387,000 and $0 respectively, also because in 2026 Elite began serving Medicare Advantage policy holders.

Revenue attributed to services was $2,707,000 and $0 for the six months ended June 30, 2026, and 2025, respectively due to the acquisition of PSS. Cost of revenue for the same period was $1,140,000 and $0, respectively.

Selling, general, and administrative expenses of $3,124,000 for the six months ended June 30, 2026, were 258% higher than the $872,000 incurred during the comparable period in 2025, due mostly to the acquisition of PSS and an increase in cost at EHP now that the health plan is operating.

During the six months ended June 30, 2026 and 2025 the Company recorded no income tax benefit or provision.

For the six months ended June 30, 2026, the Company reported a net loss of $2,826,000 as compared to $865,000 for the same period a year earlier. The net loss was primarily due to the acquisition of PSS.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from equity transactions discussed below.

Net cash used in operating activities for the six months ended June 30, 2026, was $2,609,000 as compared to $631,000 for the same period a year earlier. This change is primarily due to the Company’s acquisition of PSS and higher expenses of EHP now that the plan has begun operations.

The Company raised total proceeds of an aggregate of $153,000 and $5,800,000 during the six months ended June 30, 2026 and 2025, respectively. As a result of these issuances, as of June 30, 2026, there were outstanding 28,521,620 shares of the Company’s Common Stock.

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

In addition to the loss reported for the first six months of 2026, Company incurred a net loss of $7,804,000  in fiscal year 2025 compared to $2,055,000 in fiscal year 2024. The Company has received state and Federal approval to operate as a Medicare Advantage plan and began operating as a Medicare Advantage plan on January 1, 2026. As a result, it recorded no revenue from its health plan in 2025 and has significant expenses. The Company has funded operations through the sale of common stock. The Company had an accumulated deficit in stockholders’ equity of $15,075,000 and $12,249,000 at June 30, 2026 and December 31, 2025, respectively; cash and cash equivalents of $1,302,000 and $3,758,000 at June 30, 2026 and December 31, 2025, respectively; and working capital of $491,000 and $3,144,000 at June 30, 2026 and December 31,2025, respectively. In addition, the Company currently does not have access to capital through a line of credit nor other readily available sources of capital. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2026.

However, management has considered its plans to continue the Company as a going concern, concentrating on the establishment and operation of managed health care plans. The Company raised gross proceeds of approximately $14 million in support of this business opportunity through the sale of its Common Stock in a private placement and believes it has access to additional capital in 2026. However, the Company is operating in a highly competitive business environment with complex regulatory and operational challenges. In order to be successful, the Company must significantly increase its health care membership and hire additional key members of management, both of which will take significant capital and time. As a result, the Board of Directors authorized management to consider and pursue strategic alternatives involving the Company. The strategic review authorized by the Company’s Board of Directors will include consideration of potential equity or debt capital, selling certain assets, including one or more of its operating businesses, or other strategic financings or transactions, such as a merger or disposition of all of its assets. No timetable has been established to achieve any transaction and there can be no assurance that any strategic transaction, if implemented, will result or result in an increase in stockholder value. The Company may terminate its review at any time and may ultimately determine not to pursue a strategic transaction.

Management believes its plan alleviates the substantial doubt and that it will be successful in its planned business initiatives and will be able to continue as a going concern through at least the next twelve months. However, failure to consummate a strategic transaction, including a financing, merger, sale or disposition of all or substantially all of its assets, or other strategic alternative, could have a material adverse effect on the Company’s liquidity, financial condition and ability to continue operations. There can be no assurance that any such transaction will be completed on acceptable terms, or at all.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. A material weakness is a control deficiency, or a combination of control deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified no material weakness as of June 30, 2026

Changes in Internal Control over Financial Reporting

While there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Senior Unsecured Promissory Note between the Registrant and Dr. Prasad Jeereddi, filed as exhibit 10.1 to Form 8-K and incorporated herein by reference.

10.2	Warrant Agreement between the Registrant and Dr. Prasad Jeereddi, filed as exhibit 10.2 to Form 8-K and incorporated herein by reference.

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

Elite Health Systems, Inc.
(Registrant)

Date: August 19, 2026	By /s/ Dr. Prasad Jeereddi
Prasad Jeereddi
Director, President and CEO

By /s/ Kenneth Minor
Kenneth Minor CFO and Secretary